Form 10-K
period 1994-01-28
HUGHES SUPPLY INC
filed 1994-04-26
CIK 49029

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 28, 1994

                               OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________to________________

Commission File No. 0-5235

                       HUGHES SUPPLY, INC.

       (Exact name of registrant specified in its charter)

     Incorporated in the State               I.R.S. EMPLOYER I.D.
          of Florida                           Number 59-0559446

           Post Office Box 2273, 20 N. Orange Avenue,
                  Suite 200, Orlando, FL 32801
             (Address of principal executive office)

Registrant's Telephone Number, including area code:  407/841-4755

   Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
     Title of each class                  on which registered

Common Stock ($1.00 Par Value)            New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock ($1.00 Par Value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES [X]                               NO [ ]




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $113,454,184 as of March 25, 1994.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,114,361 shares of common stock ($1.00 par value) as of March 25, 1994.


               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Part I - Annual Report to shareholders for fiscal year ended January 28, 1994 (designated portions).

     Part II - Annual Report to shareholders for fiscal year ended January 28, 1994 (designated portions).

     Part III- Proxy Statement dated April 18, 1994 (designated portions).

     Part IV - Annual Report to shareholders for fiscal year ended January 28, 1994 (designated portions).



                             PART I

ITEM 1.  BUSINESS

     (a)  General Development of Business

     Hughes Supply, Inc. (the "Registrant") was founded as a general partnership in Orlando, Florida in 1928. The Registrant was incorporated as a Florida corporation in 1947. As used throughout this Report, the term "Registrant" shall be deemed to mean the Registrant and its subsidiaries, except where the context otherwise indicates.

     The Registrant is primarily engaged in the wholesale distribution of a broad range of materials, equipment and supplies to the construction industry. Major product lines distributed by the Registrant include electrical, plumbing, electric utility equipment, building materials, water and sewer equipment, air conditioning and heating equipment and pipe, valves and fittings.

     The Registrant distributes its product lines through 140 wholesale sales outlets located in Florida and 9 other states throughout the Southeast. The Registrant operates 53 sales outlets in Florida, 20 sales outlets in Georgia, 8 sales outlets in Alabama, and 1 sales outlet in South Carolina under the name of Hughes Supply, Inc. The subsidiaries of the Registrant operate a total of 58 sales outlets in Florida, Georgia, North Carolina, South Carolina, Mississippi, Tennessee, Kentucky, Maryland and Virginia. In addition to its wholesale sales outlets, the Registrant and certain of its subsidiaries operate 7 retail showrooms which offer, principally to retail customers, a variety of lighting or plumbing fixtures and related accessories. A current listing of the locations of the wholesale sales outlets and retail showrooms of the Registrant and its subsidiaries is set forth as Exhibit 99.1 to this report.

     The principal executive offices of the Registrant are located at 20 North Orange Avenue, Suite 200, Orlando, Florida 32801
(telephone 407-841-4755).

     (b)  Financial Information About Industry Segments

     The Registrant does not engage in significant operations in more than one industry segment as defined in Statement of Financial Standards No. 14.

     (c)  Narrative Description of Business

     Products Distributed

     The products sold by the Registrant may be classified into the following seven major product lines:

     Electrical fixtures and supplies - electrical supplies, including wire, cable, cords, boxes, covers, wiring devices, conduit, raceway duct, safety switches, motor controls, breakers, panels, fuses and related supplies and accessories, residential, commercial and industrial electrical fixtures, other special use fixtures and appliances.

     Plumbing, water heaters, fixtures and supplies - plumbing fixtures and related fittings, residential, commercial and industrial water heaters, pumps, irrigation equipment and plumbing accessories and supplies.

     Building materials - reinforcing wire, reinforcing bars, plyform, expansion joints, lumber, doors and related hardware, masonry and other building materials, home appliances, carpenters', electricians' and plumbers' tools and other tools and equipment for the mechanical and building trades.

     Electric utility supplies - transformers, conductor cable, insulators, prestressed concrete transmission and distribution poles, and other electric utility supplies and related hardware, accessories and tools.

     Air conditioning and heating - air conditioning and heating equipment, furnaces, heaters, heat pumps, condensing units, duct, pipe, fittings, registers, grills, freon, insulation and other refrigeration equipment and supplies.

     Water and sewer supplies - water works and industrial supplies, including large diameter plastic (PVC) and cast iron pipe, fire hydrants, water meters, valves and related hardware and accessories.

     Pipe, valves and fittings - mechanical and weld pipe, valves and related fittings, fire protection systems and supplies, high performance valves and specialty pipe.

     There has been no significant change in the nature of the products sold by the Registrant during the last five years.



Marketing

     In recent years the Registrant's marketing plan has led to the expansion of the geographic markets served by the Registrant, as well as the expansion of its product lines. The following table illustrates, by company, the expansion achieved through acquisitions over the last five fiscal years.


                        Method of        Date of      Number of   State(s) of       Company's Major
Acquired Company       Acquisition     Acquisition    Locations    Operation        Product Lines
- --------------------  -------------  --------------   ---------   -----------       ---------------------------------
Hughes-Bradley         21% equity    November, 1987      1          Georgia         Heating and air conditioning
Supply, Inc. (1)        purchase                                                    equipment and supplies,
                                                                                    plumbing fixtures and supplies
                       Purchase      June, 1989          4          Alabama         electrical fixtures and
                       completed                                                    supplies

Atlanta branches (2)   Purchase      March, 1989         2 (3)      Georgia         Electrical fixtures and supplies

Tri Plumbing           Purchase      August, 1989        2 (5)      Maryland        Plumbing fixtures and supplies
Supply, Inc. (4)

Virginia branch  (6)   Purchase      June, 1993          1          Virginia        Plumbing fixtures and supplies


Georgia and Florida    Purchase      June, 1993          3          Georgia         Electrical and electric
branches  (7)                                            1          Florida         utility equipment and supplies

Electrical             Pooling       June, 1993          1          Georgia         Electrical fixtures and supplies
Distributors, Inc.

Alabama Water Works    Purchase      July, 1993          2          Alabama         Water and sewer equipment
Supply, Inc.                                                                        and supplies

Florida branches (8)   Purchase      December, 1993      2          Florida         Building materials

Swaim Supply           Pooling       January, 1994       6          North Carolina  Plumbing fixtures and supplies,
Company, Inc.                                                                       heating and air conditioning
                                                         2          Virginia        equipment and supplies


(1)  Merged into the Registrant on August 31, 1990.
(2)  Facilities acquired in purchase of assets from Summers Electric Company.
(3)  Sales outlets closed during fiscal year ended January 25, 1991.
(4)  Merged into USCO Incorporated on December 31, 1992.
(5)  One sales outlet closed during fiscal year ended January 29, 1993.
(6) Facility in Falls Church, Virginia aquired in purchase of assets from Capitol Hydronic Supply Company, Inc. Sales outlet relocated to Arlington, Virginia.
(7) Facilities acquired in Macon, Georgia and Tallahassee, Florida in purchase of assets from Causey Electrical Supply Company, Causey
     Utility Supply Co. and Macon Lighting Center, Inc.
(8)  Facilities acquired in purchase of assets from Hausman Corporation.


     In addition to expansion through acquisition, the Registrant has increased its geographic market area by opening new sales outlets in Jacksonville, Kissimmee, Lady Lake, Ft. Myers, Tampa, West Palm Beach, Naples, and Auburndale, Florida, in Tifton, Hartsfield, Alpharetta, and LaGrange, Georgia, in Hickory, Wilmington and Greensboro, North Carolina, in Dothan and Mobile, Alabama, in Anderson, South Carolina and in Memphis, Tennessee during the past five years. During the past year, the Registrant also discontinued the operation of certain of its sales outlets in Hickory, North Carolina, Warner Robins, Georgia and Winter Park, Florida, which were operating unprofitably in areas which could be served by others of its sales outlets.

     Each of the Registrant's sales outlets handles one or more of the Registrant's product lines. Sales are made primarily to contractors, electric utilities, municipalities and industrial accounts. The Registrant employs approximately 300 outside sales representatives who call on customers and who also work with architects, engineers and manufacturers' representatives when major construction projects are involved. For each outside sales representative, there are generally two inside account executives who expedite orders, deliveries, quotations, and requests for pricing. Most orders are taken by telephone, and materials are delivered by Registrant-owned trucks to the customer's office or job site.

     The Registrant's wholesale and retail outlets are sales and distribution points for the products sold by the Registrant. Each sales outlet operates as a separate profit center with its own sales force. Each is managed by its own manager, who is directly responsible for customer relations, the hiring and promotion of personnel, purchasing, sales, the maintenance of adequate inventory levels, and cost control for the particular sales outlet.

     Day to day operations of the sales outlets are the responsibility of the respective managers, but major decisions affecting Registrant policy, facilities or capital outlay are reviewed by the Registrant's executive officers. Purchasing agents generally make use of a computerized perpetual inventory system to monitor stock levels, while central distribution centers in Orlando, Florida, College Park, Georgia and Monroe, North Carolina provide purchasing assistance. The Hughes Supply, Inc. general accounting, customer billing, inventory, and accounts payable systems are processed at the Registrant's central computer facility in Orlando, Florida, with such processing generally handled by discrete systems at the subsidiaries.

     Over 45,000 wholesale customers are presently served by the Registrant, and no single customer accounts for more than 2% of total sales annually. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years. The substantial majority of customer orders are shipped out of inventory on hand. Some items are manufactured to customer specifications and require special ordering. Additionally, some large volume orders are shipped directly to the customer from the manufacturer.


     Sources of Supply

     All products sold by the Registrant are purchased from other manufacturers and suppliers. The Registrant regularly purchases from over 6,000 outside manufacturers and suppliers, no single one of which accounted for more than 6% of the Company's total purchases during the fiscal year ended January 28, 1994.

     Inventories

     The Registrant is a wholesale distributor of construction materials, which maintains significant inventories to meet rapid delivery requirements and to assure itself of a continuous allotment of goods from suppliers. As of January 28, 1994, inventories constituted approximately 36% of the Registrant's total assets.

     Competition

     There is strong competition throughout the marketing areas served by the Registrant in each product line the Registrant distributes. The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials and contractor's tools. Management believes that the Registrant, on the basis of its total sales, is the largest wholesale distributor of its range of products in the Southeast. The principal competitive factors in the Registrant's business are availability of material, technical product knowledge as to application and usage, advisory and other service capabilities and pricing of products.

     Compliance With Environmental Protection Provisions

     The Registrant accrued approximately $675,000 as an operating expense in the fiscal year ended January 31, 1992, for estimated future costs of removing underground fuel storage tanks and environmental clean-up costs to comply with federal, state and local laws and regulations for the protection of the environment. The Registrant does not expect any additional material expenses in future years associated with fuel storage tanks. Information with respect to this matter is also included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 and 25 of the Annual Report to shareholders for the fiscal year ended January 28, 1994, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

     Employees

     The Registrant had a total of approximately 2,350 employees as of January 28, 1994, consisting of approximately 20 executives, 450 managers, 750 sales personnel and 1,130 other employees, including truck drivers, warehouse personnel, office and clerical workers. The Registrant's work force has increased by approximately 13% compared to the prior year in response to increased sales volume as well as the result of business acquisitions during the current year.

     (d)  Financial Information about Foreign and Domestic
          Operations and Export Sales

     The Registrant does not engage in material operations or derive a material portion of its sales or revenues from customers in foreign countries.


ITEM 2.  PROPERTIES

     The Registrant leases approximately 21,000 square feet of an office building in Orlando, Florida for its headquarters. In addition, the Registrant owns or leases 54 sales outlets in Florida, 22 sales outlets in Georgia, 20 sales outlets in North Carolina, 10 sales outlets in South Carolina, 11 sales outlets in Mississippi, 9 sales outlets in Tennessee, 8 sales outlets in Alabama, 2 sales outlets in Kentucky, 3 sales outlets in Virginia and 1 sales outlet in Maryland. The typical sales outlet consists of a combined office and warehouse facility ranging in size from 3,000 to 40,000 square feet, with a paved parking and storage area. The Registrant also operates a computer center, three central distribution warehouses, and a garage and trucking terminal. The Registrant's subsidiary corporate office locations are set forth on page 28 of the Annual Report to shareholders for the fiscal year ended January 28, 1994, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.
     Additional information regarding owned and leased properties of the Registrant is set forth as Exhibit 99.1 to this report and in Note 6 of the Notes to Consolidated Financial Statements on pages 21 and 22 of the Annual Report to shareholders for the fiscal year ended January 28, 1994, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Registrant or its subsidiaries is a party or of which the property of either the Registrant or its subsidiaries is the subject which are required to be reported in response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the fiscal year ended January 28, 1994.


                             PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Information with respect to the principal market for the Registrant's common stock, stock prices and dividend information is set forth under the captions "Shareholder Information" and "Market Price and Dividend Data" on page 28 and page 3, respectively, of the Annual Report to shareholders for the fiscal year ended January 28, 1994, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" is set forth on pages 26 and 27 of the Registrant's Annual Report to shareholders for the fiscal year ended January 28, 1994, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" is set forth on pages 24 and 25 of the Registrant's Annual Report to shareholders for the fiscal year ended January 28, 1994, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)  Financial Statements

     The financial statements filed with this report are set forth in the "Index to Consolidated Financial Statements and Schedules" following Part IV hereof.

     (b)  Selected Quarterly Data

     "Selected Quarterly Financial Data" is set forth on page 3 of the Registrant's Annual Report to shareholders for the fiscal year ended January 28, 1994, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant has not had any change in, or disagreement with its accountants or reportable event which is required to be reported in response to this item.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors

     Information with respect to Directors of the Registrant is set forth under "Directors and Nominees for Election as Directors of the Company" and "Family Relationships Between Certain Directors" on pages 2 through 5 and page 9, respectively, of the Registrant's Proxy Statement dated April 18, 1994, which has been filed with the Commission by the Registrant under Regulation 14A and the cited portion of which is incorporated herein by reference.

     (b)  Identification of Executive Officers

     Information with respect to Executive Officers of the Registrant is set forth under "Executive Officers" on page 11 and, with respect to Executive Officers who are also Directors is also set forth under the captions referred to in paragraph (a) above of this Item 10 on pages 2 through 5 and page 9 of the Registrant's Proxy Statement dated April 18, 1994, which has been filed with the Commission by the Registrant under Regulation 14A and the cited portions of which are incorporated herein by reference.

     (c)  Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The information required by Item 405 of Regulation S-K is furnished under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 22 of the Registrant's Proxy Statement dated April 18, 1994, which has been filed with the Commission under Regulation 14A and the cited portion of which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth under the caption "Executive Compensation and Other Information" on pages 11 through 18 of the Registrant's Proxy Statement dated April 18, 1994. Except as hereinafter set forth, such information is deemed to have been filed with the Commission as a part of such Proxy Statement and is incorporated by reference herein. Notwithstanding anything to the contrary set forth in the Company's previous filings under the Securities Act of 1933, as amended (the "33 Act"), or the Securities Exchange Act of 1934, as amended (the "34 Act"), that might incorporate future filings including the Proxy Statement or this Report on Form 10-K, the "Compensation Committee Report on Executive Compensation" on pages 12 through 14 and the section captioned "Shareholder Return" on page 19 of the Proxy Statement are specifically excluded from the portions of the Proxy Statement incorporated by reference herein or into any other filing under the 33 Act or the 34 Act.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Information as of March 25, 1994, or as of December 31, 1993, with respect to persons known to management of the Registrant to be the beneficial owners of more than 5% of the outstanding common stock of the Registrant and information with respect to the security ownership of management of the Registrant is set forth under the captions "Ownership of Securities by Certain Beneficial Owners" on pages 5 through 7 and "Ownership of Securities by Certain Directors and Officers" on pages 8 and 9 of the Registrant's Proxy Statement dated April 18, 1994, filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth under the caption "Certain Transactions with Management" on pages 20 through 22 of the Registrant's Proxy Statement dated April 18, 1994, which has been filed with the Commission pursuant to Regulation 14A and the cited portion of which is incorporated herein by reference.


                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K

     (a)  Financial Statements and Financial Statement Schedules

     Financial statements and financial statement schedules required to be filed by item 8 of this Form 10-K are listed in a separately designated section submitted below. Exhibits are listed in subparagraph (c) below.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended January 28, 1994.

     (c)  Exhibits Filed

     A substantial number of the exhibits referred to below are indicated as having been previously filed as exhibits to other reports under the Securities and Exchange Act of 1934 or as exhibits to registration statements under the Securities Act of 1933. Such previously filed exhibits are incorporated by reference in this Form 10-K. Exhibits not incorporated by reference herein are filed with this report.

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.

     (3)  Articles of incorporation and by-laws.

               3.1  Restated Articles of Incorporation (January 24,
                    1989), filed as Exhibit 3.1 to Form 10-K for the fiscal year ended January 27, 1989.

               3.2  Composite By-Laws, as amended, filed as Exhibit
                    3.2 to Form 10-K for the fiscal year ended
                    January 27, 1989.

      (4) Instruments defining the rights of security holders, including indentures.

               4.1 Specimen Stock Certificate representing shares of the Registrant's common stock, $1,00 par value, filed as Exhibit 4.2 to Form 10-Q for the quarter ended October 31, 1984.

               4.2 Trust Indenture dated May 1, 1986 between the Registrant and J. Henry Schroder Bank & Trust Company, as Trustee for the holders of the 7% Convertible Subordinated Debentures, filed as
                    Exhibit 4(b) to Registration No. 33-4714.

               4.3  Specimen Copy of Certificate representing 7%
                    Convertible Subordinated Debenture, filed as
                    Exhibit 4(c) to Registration No. 33-4714.

               4.4 Resolution Approving and Implementing Shareholder Rights Plan filed as Exhibit 4.4 to Form 8-K dated May 17, 1988.

          (9)   Voting trust agreement.  Not applicable.

          (10)  Material contracts.

                10.1  Lease Agreements with Hughes, Inc.

                      (a) Orlando Trucking, Garage and Maintenance Operations dated December 1, 1971, filed as
                            Exhibit 13(n) to Registration No. 2-43900.
                            Letter dated April 15, 1992 extending lease from month to month, filed as Exhibit 10.1(a) to Form 10-K for the fiscal year ended January 31, 1992.

                      (b)   Leases effective March 31, 1988, filed as
                            Exhibit 10.1 (c) to Form 10-K for the
                            fiscal year ended January 27, 1989.

                            Sub-Item       Property

                            (1)         Clearwater
                            (2)         Daytona Beach
                            (3)         Fort Pierce
                            (4)         Lakeland
                            (5)         Lakeland - Lightstyle
                            (6)         Leesburg
                            (7)         Orlando Electrical Operation
                            (8)         Orlando Plumbing Operation
                            (9)         Orlando Utility Warehouse
                           (10)         St. Petersburg
                           (11)         Sarasota
                           (12)         Venice
                           (13)         Winter Haven

                      (c) Lease amendment letter between Hughes, Inc. and the Registrant, dated December 1, 1986, amending Orlando Truck Operations Center and Maintenance Garage lease, filed as Exhibit 10.1(i) to Form
                            10-K for the fiscal year ended January 30, 1987.

                      (d)   Lease agreement dated June 1, 1987, between
                            Hughes, Inc. and the Registrant, for additional Sarasota property, filed as Exhibit 10.1(j) to Form 10-K for the fiscal year ended January 29, 1988.

                      (e) Leases dated March 11, 1992, filed as Exhibit 10.1(e) to Form 10-K for the fiscal year ended January 31, 1992.

                            Sub-Item            Property
                                (1)   Tallahassee Electrical Operation
                                (2)   Gainesville Electrical Operation
                                (3)   Valdosta Electrical Operation

                10.2 Hughes Supply, Inc. 1988 Stock Option Plan filed as Exhibit A to Prospectus included in Registration No. 33-26468.

                10.3 Form of Supplemental Executive Retirement Plan Agreement entered into between the Registrant and eight of its executive officers, filed as Exhibit
                      10.6 to Form 10-K for fiscal year ended
                      January 30, 1987.

                10.4 Directors' Stock Option Plan filed as Exhibit A to Prospectus included in Registration No.
                      33-33701.

                10.5 Asset Purchase Agreement with Accord Industries Company, dated October 9, 1990, for sale of Registrant's manufacturing operations, filed as
                      Exhibit 10.7 to Form 10-K for fiscal year ended January 25, 1991.

                10.6 Lease Agreement dated June 30, 1993 between Donald C. Martin and Electrical Distributors, Inc.

                10.7 Consulting Agreement dated June 30, 1993 between Hughes Supply, Inc. and Donald C. Martin.

         (11)  Statement re computation of per share earnings.

               11.1 Summary schedule of earnings per share
                    calculation.

         (12)  Statement re computation of ratios.  Not applicable.

         (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

               13.1 Information incorporated by reference into Form 10-K from the Annual Report to shareholders for the fiscal year ended January 28, 1994.

         (16) Letter re change in certifying accountant. Not applicable.

         (18) Letter re change in accounting principles. Not applicable.

         (21)  Subsidiaries of the Registrant.

               21.1   Subsidiaries of the Registrant.

         (22) Published report regarding matters submitted to vote of Security holders. Not applicable.

         (23)  Consents of experts and counsel.

               23.1   Consent of independent accountants.

         (24)  Power of attorney.  Not applicable.

         (27)  Financial data schedule.  Not applicable.

         (28) Information from reports furnished to state insurance regulatory authorities. Not applicable.

         (99)  Additional exhibits.

               99.1    Location of facilities.


     (d)  Financial Statement Schedules

     Financial statements and financial statement schedules required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b). Not Applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HUGHES SUPPLY, INC.


                              By:  /s/ David H. Hughes
                                   David H. Hughes, Chairman of
                                   the Board and Chief Executive
                                   Officer


                                   /s/ J. Stephen Zepf
                                   J. Stephen Zepf, Treasurer,
                                   Chief Financial Officer,
                                   Chief Accounting Officer

Date:  April 22, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David H. Hughes                     /s/ Robert N. Blackford
David H. Hughes                         Robert N. Blackford
April 22, 1994                          April 22, 1994
(Director)                              (Director)

/s/ Clifford M. Hames                   /s/ Vincent S. Hughes
Clifford M. Hames                       Vincent S. Hughes
April 22, 1994                          April  22, 1994
(Director)                              (Director)

                                        /s/ Herman B. McManaway
Russell V. Hughes                       Herman B. McManaway
April 22, 1994                          April 22, 1994
(Director)                              (Director)

/s/  John B. Ellis                      /s/ A. Stewart Hall, Jr
John B. Ellis                           A. Stewart Hall, Jr.
April 22, 1994                          April 22, 1994
(Director)                              (Director)

/s/ Donald C. Martin                    /s/ John D. Baker, II
Donald C. Martin                        John D. Baker, II
April 22, 1994                          April 22, 1994
(Director)                              (Director)



                         HUGHES SUPPLY, INC.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


The following consolidated financial statements of the Registrant and its subsidiaries included in the Annual
Report of the Registrant to its shareholders for the year ended January 28, 1994, a copy of which is filed herewith, are incorporated by reference:

                                                       Annual
                                                       Report
                                                        Page

     Consolidated Statements of Operations
      for the years ended January 28, 1994,
      January 29, 1993 and January 31, 1992              14

     Consolidated Balance Sheets as of
      January 28, 1994 and January 29, 1993              15

     Consolidated Statements of Shareholders'
      Equity for the years ended January 28,
      1994, January 29, 1993 and January 31, 1992        16

     Consolidated Statements of Cash Flows for
      the years ended January 28, 1994, January
      29, 1993 and January 31, 1992                      17

     Notes to Consolidated Financial Statements          18

     Report of Independent Accountants                   23


All other financial statements and schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes.



              INDEX OF EXHIBITS FILED WITH THIS REPORT



10.6           Lease Agreement dated June 30, 1993 between Donald C.
               Martin and Electrical Distributors, Inc.


10.7 Consulting Agreement dated June 30, 1993 between Hughes Supply, Inc. and Donald C. Martin.


11.1           Computation of per share earnings.


13.1 Information incorporated by reference into Form 10-K from the Annual Report to shareholders for fiscal year ended January 28, 1994.


21.1           Subsidiaries of the Registrant.


23.1           Consent of Coopers & Lybrand.


99.1           Location of facilities.