Form 10-Q
period 1994-04-30
HUGHES SUPPLY INC
filed 1994-05-26
CIK 49029

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .........to........

Commission File No. 0-5235


                          HUGHES SUPPLY, INC.

Incorporated in the State                       I.R.S. Employer I.D.
        of Florida                               Number 59-0559446

                         Post Office Box 2273
                   20 North Orange Avenue, Suite 200
                        Orlando, Florida 32802

Registrant's Telephone Number, including area code: 407/841-4755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock             Outstanding as of May 14, 1994
        $1 Par Value                       5,789,594




                             Page 1 of 15

                          HUGHES SUPPLY, INC.

                               FORM 10-Q

                                 Index




                                                            Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          April 30, 1994 and January 28, 1994               3 - 4

          Consolidated Statements of Income for
          the Three Months Ended April 30, 1994
          and 1993                                          5

          Consolidated Statements of Cash Flows for the
          Three Months Ended April 30, 1994 and 1993        6

          Notes to Consolidated Financial Statements        7 - 8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                     9 - 11


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                  12 - 14

          Signatures                                        15













                             Page 2 of 15

                          HUGHES SUPPLY, INC.


                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Balance Sheets
(dollars in thousands)

                                             April 30,     January 28,
                                                1994          1994
                                             -----------  ------------
                                             (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                   $     970     $   1,078
  Accounts receivable, less allowance for
    losses of $4,955 and $3,914                  99,792        97,765
  Inventories                                   103,944        94,223
  Deferred income taxes                           5,240         4,972
  Other current assets                            4,058         5,532
                                              ----------    ----------
      Total current assets                      214,004       203,570
                                              ----------    ----------

Property, Plant and Equipment, at cost:
  Land                                           12,333        12,353
  Buildings and improvements                     37,691        37,097
  Transportation equipment                       20,376        19,674
  Furniture, fixtures and equipment              16,020        14,843
  Leased property under capital leases           10,794        10,794
                                              ----------    ----------
      Total                                      97,214        94,761
  Less accumulated depreciation and
    amortization                                (46,970)      (45,439)
                                              ----------    ----------
      Net property, plant and equipment          50,244        49,322
                                              ----------    ----------

Deferred Income Taxes                             2,078         2,210
Other Assets                                      7,321         8,303
                                              ----------    ----------
                                              $ 273,647     $ 263,405
                                              ==========    ==========

See accompanying notes to consolidated financial statements.





                             Page 3 of 15
                          HUGHES SUPPLY, INC.


Item 1.  Financial Statements - continued

Consolidated Balance Sheets
(dollars in thousands)
                                             April 30,     January 28,
                                                1994          1994
                                             -----------   -----------
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt           $     934     $     898
  Accounts payable                               62,011        52,053
  Accrued compensation and benefits               5,073         7,257
  Other current liabilities                      10,515         8,401
                                              ----------    ----------
      Total current liabilities                  78,533        68,609
                                              ----------    ----------
Long-Term Debt, less current portion:
  Notes and subordinated debentures              70,894        95,367
  Capital lease obligations                       3,605         3,859
                                              ----------    ----------
      Total long-term debt                       74,499        99,226
                                              ----------    ----------
Other Noncurrent Liabilities                      1,207         1,143
                                              ----------    ----------
      Total liabilities                         154,239       168,978
                                              ----------    ----------
Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-6,148,944 and
   5,075,670 shares issued                        6,149         5,076
  Capital in excess of par value                 37,290        15,410
  Retained earnings                              81,549        80,425
                                              ----------    ----------
                                                124,988       100,911
  Less treasury stock-360,233 and
   418,566 shares, at cost                       (5,580)       (6,484)
                                              ----------    ----------
      Total shareholders' equity                119,408        94,427
                                              ----------    ----------
                                              $ 273,647     $ 263,405
                                              ==========    ==========

See accompanying notes to consolidated financial statements.






                             Page 4 of 15
                          HUGHES SUPPLY, INC.


Item 1.  Financial Statements - continued

Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

                                          Three months ended April 30,
                                                 1994         1993
                                             -----------   -----------

Net Sales                                     $ 183,901     $ 148,514
Cost of Sales                                   147,500       119,621
                                              ----------    ----------
    Gross profit                                 36,401        28,893
                                              ----------    ----------
Operating Expenses:
  Selling, general and administrative            30,371        25,116
  Depreciation and amortization                   2,049         1,629
  Provision for doubtful accounts                   685           582
                                              ----------    ----------
    Total operating expenses                     33,105        27,327
                                              ----------    ----------
Operating Income                                  3,296         1,566
                                              ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other investment income              556           419
  Interest expense                               (1,135)       (1,123)
  Other, net                                        187           267
                                              ----------    ----------
                                                   (392)         (437)
                                              ----------    ----------
Income Before Income Taxes                        2,904         1,129
Income Taxes                                      1,234           430
                                              ----------    ----------
Net Income                                    $   1,670     $     699
                                              ==========    ==========
Earnings Per Share:
  Primary                                     $     .32     $     .15
                                              ==========    ==========
  Fully Diluted                               $     .31     $     .15
                                              ==========    ==========
Average Number of Shares Outstanding:
  Primary                                         5,245         4,605
                                              ==========    ==========
  Fully Diluted                                   5,984         4,605
                                              ==========    ==========
Dividends Per Share                           $     .05     $     .03
                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                             Page 5 of 15

                          HUGHES SUPPLY, INC.

Item 1.  Financial Statements - continued

Consolidated Statements of Cash Flows (unaudited)
(in thousands)
                                          Three months ended April 30,
                                                 1994           1993
                                             -----------      --------

Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers              $ 181,245     $ 141,569
    Cash paid to suppliers and employees       (175,732)     (141,919)
    Interest income received                        556           424
    Interest paid                                  (872)         (530)
    Income taxes paid                              (784)       (1,100)
                                              ----------    ----------
      Net cash provided by (used in)
        operating activities                      4,413        (1,556)
                                              ----------    ----------
  Cash flows from investing activities:
    Capital expenditures                         (2,966)       (1,946)
    Proceeds from sale of property, plant
      and equipment                                 173           168
                                              ----------    ----------
      Net cash used in
        investing activities                     (2,793)       (1,778)
                                              ----------    ----------
  Cash flows from financing activities:
    Net borrowings (payments) under
      short-term debt arrangements               (1,566)        3,966
    Principal payments on:
      Long-term notes                               (55)          (48)
      Capital lease obligations                    (181)         (165)
    Issuance of common shares under
      stock option plans                            517             -
    Purchase of common shares                      (210)            -
    Dividends paid                                 (233)         (125)
                                              ----------    ----------
      Net cash provided by (used in)
        financing activities                     (1,728)        3,628
                                              ----------    ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                 (108)          294
Cash and Cash Equivalents:
  Beginning of period                             1,078         2,253
                                              ----------    ----------
  End of period                               $     970     $   2,547
                                              ==========    ==========
See accompanying notes to consolidated financial statements.

                             Page 6 of 15
                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1994 and January 28, 1994, the results of operations and cash flows for the three months ended April 30, 1994 and 1993. The statements of income and cash flows for the three months ended April 30, 1993 have been restated for a June, 1993 business combination accounted for as a pooling of interests.

2. On March 8, 1994, the Company issued a call for redemption of its outstanding 7% convertible subordinated debentures to take place on April 7, 1994. Of the $22,960,000 debentures outstanding at January 28, 1994, $22,889,000, or 99.7%, were converted into the Company's common stock at $21.17 per share or 47.2 common shares for each $1,000 face amount of debentures. This conversion resulted in the issuance of 1,081,146 common shares. If the conversion had occurred at the beginning of fiscal year 1995, primary earnings per share for the three months ended April 30, 1994 would have been $.31. Fully diluted earnings per share for the three months ended April 30, 1994 of $.31 already assumes the conversion of the debentures.





























                             Page 7 of 15
                          HUGHES SUPPLY, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                              (unaudited)

3. The following is a reconciliation of net income to net cash provided by (used in) operating activities(in thousands):

                                        Three months ended April 30,
                                             1994           1993
                                          ----------     ----------

     Net income                           $    1,670     $      699
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                           1,839          1,450
        Amortization                             210            179
        Provision for doubtful accounts          685            582
        (Gain) on sale of property,
          plant and equipment                   (116)          (125)
        Undistributed (earnings) of
          affiliate                              (15)           (63)
     Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                 (2,712)        (7,020)
          Inventories                         (9,721)           429
          Other current assets                 1,475          1,481
          Other assets                           386            (37)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                           9,935            904
          Accrued interest and income
            taxes                              1,101            117
          Other noncurrent liabilities            64             41
      Decrease (increase) in deferred
        income taxes                            (388)          (193)
                                          ----------     ----------
     Net cash provided by (used in)
      operating activities                $    4,413     $   (1,556)
                                          ==========     ==========

     Noncash Activities:

     As discussed in Note 2, the Company issued approximately 1,081,000 shares of common stock for the conversion of $22,889,000 debentures during the three months ended April 30, 1994.

                          HUGHES SUPPLY, INC.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


On March 8, 1994, the Company called for redemption of its 7% convertible subordinated debentures as of April 7, 1994. Substantially all of the outstanding debentures were converted into common stock by April 7, 1994, which resulted in an increase of approximately $23,000,000 in shareholders' equity and a corresponding decrease of long-term debt of $23,000,000. As a result of the conversion, 1,081,000 new shares of common stock were issued.


Results of Operations for the Three Months Ended April 30, 1994 as Compared to the Three Months Ended April 30, 1993


Net sales increased 24% to $183.9 million for the first quarter ended April 30, 1994 from $148.5 million in the prior year's first quarter. The increase in sales is primarily due to the improvement in the residential and commercial construction activity. In addition, newly-opened and acquired wholesale outlets accounted for approximately $10.0 million of the increase in sales. The Company anticipates residential construction to continue to outpace commercial construction although the commercial construction markets the Company serve are currently expanding.

Gross profit increased 26.0% to $36.4 million in the first quarter from $28.9 million in last year's first quarter. The gross profit margin for the three months ended April 30, 1994 was 19.8%, compared to 19.5% last year. The increase in gross profit and gross margin was due to more efficient purchasing which was attributable to increased volume and a greater concentration of supply sources resulting from the Company's preferred vendor program. In addition, the Company achieved more favorable pricing of its products as a result of greater utilization of its computerized inventory management systems during the first quarter of fiscal 1995 versus first quarter of fiscal 1994. Management anticipates the competitive conditions in its marketplace will continue which may impact future gross profit and gross margin.

Operating expenses as a percentage of net sales were 18.0% and 18.4% for the three months ended April 30, 1994 and 1993, respectively. This decrease is primarily the result of the Company's ongoing cost control program combined with operating leverage associated with the Company's aggressive marketing efforts. Operating expenses increased to $33.1 million for the first quarter ended April 30, 1994 from $27.3 million in the prior year's first quarter. The majority of the increase in operating expenses is in personnel costs necessary to support the Company's growth.

Interest expense remained constant at $1.1 million for the quarter ended April 30, 1994 and April 30, 1993. The conversion of the subordinated debentures during the first quarter of fiscal 1995 will result in a decrease in interest expense of approximately $1.6 million.

The effective tax rates for the three months ended April 30, 1994 and 1993 were 42.5% and 38.1%, respectively. The change in rates is due to fluctuations of nondeductible expenses and a 1% increase in the Federal tax rate.

Net income was $1.7 million for the three months ended April 30, 1994 versus $700,000 for the three months ended April 30, 1993. Primary earnings per share were $.32 and $.15 for the quarters ended April 30, 1994 and 1993, respectively. Fully diluted earnings per share were $.31 and $.15 for the first quarters ended April 30, 1994 and 1993, respectively.


Liquidity and Capital Resources

Working capital at April 30, 1994 amounted to $135.5 million compared to $135.0 million at January 28, 1994. The Company continues to maintain greater than 75% of total assets as current assets. The working capital ratio was 2.73 to 1 and 2.97 to 1 as of April 30, 1994 and January 28, 1994, respectively.

Net cash flow provided by operations was $4.4 million for the three months ended April 30, 1994 versus net cash flow used in operations of $1.6 million in last year's first quarter. The primary reason for the $6.0 increase was that cash received from customers increased $39.7 million while cash paid to suppliers only increased $33.8 million.

Net cash used in investing activities was $2.8 million for the three months ended April 30, 1994 compared to $1.8 million for the three months ended April 30, 1993. Capital expenditures for the first quarter ended April 30, 1994 were $3.0 million compared to $2.0 million in the first quarter of last year. Capital expenditures for fiscal 1995 are expected to be approximately $10 million, exclusive of acquisitions.

Net cash used by financing activities was $1.7 million for the three months ended April 30, 1994 while net cash provided by financing activities was $3.6 million for the three months ended April 30, 1993. For the first quarter ended April 30, 1994, cash flow from operations improved $6.0 million when compared to the prior year's first quarter. This improved cash flow allowed the Company to reduce its short-term debt by $1.6 million and internally fund its capital expenditures. This is in contrast to the first quarter of fiscal 1994 when the Company borrowed $4.0 million under its short-term debt arrangements to fund its operations and capital expenditures.

The Company's bank financing consists primarily of a $100 million unsecured credit facility which includes a $75 million long-term revolving credit facility and a $25 million line of credit convertible to a term note. The Company's financial condition remains strong and the Company has the resources necessary, with approximately $32 million in unused debt capacity (subject to borrowing limitations under long-term debt covenants), to meet future anticipated funding requirements.

                          HUGHES SUPPLY, INC.

                     PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed.

          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession - not applicable.

          (4) Instruments defining the rights of security holders, including indentures.

               4.1 Specimen Stock Certificate representing shares of the Company's common stock, $1.00 par value, filed as Exhibit 4.2 to form 10-Q for the quarter ended October 31, 1984.

               4.2 Trust Indenture dated May 1, 1986 between the Company and J. Henry Schroder Bank & Trust Company, as Trustee for the holders of the Company's 7% Convertible Subordinated Debentures, filed as
                    Exhibit 4(b) to Registration No. 33-4714.

               4.3  Specimen Copy of Certificate representing 7%
                    Convertible Debentures, filed as Exhibit 4(c) to Registration No. 33-4714.

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

                    (b)  Leases effective March 31, 1988, filed as
                         exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989;








                             Page 12 of 15
                          HUGHES SUPPLY, INC.

               PART II.   OTHER INFORMATION - continued


                           Sub-items    Property

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


                             Page 13 of 15
                          HUGHES SUPPLY, INC.

               PART II.   OTHER INFORMATION - continued


               10.4 Directors' Stock Option Plan filed as Exhibit A to Prospectus included in Registration No. 33-33701.

               10.5      Asset Purchase Agreement with Accord
                         Industries Company, dated October 9, 1990, for sale of Registrant's manufacturing operations, filed as Exhibit 10.7 to Form 10-K for fiscal year ended January 25, 1991.

               10.6 Lease Agreement dated June 30, 1993 between Donald C. Martin and Electrical Distributors, Inc., filed as Exhibit 10.6 to Form 10-K for fiscal year ended January 28, 1994.

               10.7 Consulting Agreement dated June 30, 1993 between Hughes Supply, Inc. and Donald C. Martin, filed as Exhibit 10.7 to Form 10-K for fiscal year ended January 28, 1994.

          (11) Statement re computation of per share earnings.

               11.1  Summary schedule of earnings per share calculation.

          (15) Letter re unaudited interim financial information - not applicable.

          (18) Letter re change in accounting principles - not applicable.

          (19) Report furnished to security holders - not applicable.

          (22) Published report regarding matters submitted to vote of security holders - not applicable.

          (23) Consents of experts and counsel - not applicable.

          (24) Power of attorney - not applicable.

          (27) Financial Data Schedule - not applicable.

          (99) Additional exhibits - not applicable.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended April 30, 1994.




                             Page 14 of 15

                          HUGHES SUPPLY, INC.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: May 26, 1994                      By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer





































                             Page 15 of 15
               INDEX OF EXHIBITS FILED WITH THIS REPORT


11.1      Computation of per share earnings.