Form 10-Q
period 1994-07-31
HUGHES SUPPLY INC
filed 1994-09-12
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1994

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

YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of August 26, 1994
     $1 Par Value                       5,789,594




                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                       Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          July 31, 1994 and January 28, 1994                3 - 4

          Consolidated Statements of Income for
          the Three Months Ended July 31, 1994
          and 1993                                          5

          Consolidated Statements of Income for the
          Six Months Ended July 31, 1994 and 1993           6

          Consolidated Statements of Cash Flows for the
          Six Months Ended July 31, 1994 and 1993           7

          Notes to Consolidated Financial Statements        8 - 9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                     10 - 12


Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security
          Holders                                           13 - 14

Item 5.   Other Information                                 14 - 15

Item 6.   Exhibits and Reports on Form 8-K                  15 - 18

          Signatures                                        19

          Index of Exhibits                                 20





                                Page 2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets
(dollars in thousands)

                                              July 31,     January 28,
                                                1994          1994
                                             -----------  ------------
                                             (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                 $     2,362     $   1,078
  Accounts receivable, less allowance for
    losses of $6,120 and $3,914                 108,315        97,765
  Inventories                                   109,037        94,223
  Deferred income taxes                           5,868         4,972
  Other current assets                            2,897         5,532
                                              ----------    ----------
      Total current assets                      228,479       203,570
                                              ----------    ----------

Property, Plant and Equipment, at cost:
  Land                                           12,338        12,353
  Buildings and improvements                     39,830        37,097
  Transportation equipment                       20,060        19,674
  Furniture, fixtures and equipment              17,020        14,843
  Leased property under capital leases           10,794        10,794
                                              ----------    ----------
      Total                                     100,042        94,761
  Less accumulated depreciation and
    amortization                                (48,169)      (45,439)
                                              ----------    ----------
      Net property, plant and equipment          51,873        49,322
                                              ----------    ----------

Deferred Income Taxes                             2,278         2,210
Other Assets                                      7,389         8,303
                                              ----------    ----------
                                              $ 290,019     $ 263,405
                                              ==========    ==========

See accompanying notes to consolidated financial statements.







                                Page 3
                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets-Continued
(dollars in thousands)

                                              July 31,     January 28,
                                                1994          1994
                                             -----------   -----------
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt           $     969     $     898
  Accounts payable                               57,237        52,053
  Accrued compensation and benefits               6,298         7,257
  Other current liabilities                      13,636         8,401
                                              ----------    ----------
      Total current liabilities                  78,140        68,609
                                              ----------    ----------
Long-Term Debt, less current portion:
  Notes and subordinated debentures              85,074        95,367
  Capital lease obligations                       3,424         3,859
                                              ----------    ----------
      Total long-term debt                       88,498        99,226
                                              ----------    ----------
Other Noncurrent Liabilities                      1,286         1,143
                                              ----------    ----------
      Total liabilities                         167,924       168,978
                                              ----------    ----------
Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-6,148,944 and
   5,075,670 shares issued                        6,149         5,076
  Capital in excess of par value                 37,290        15,410
  Retained earnings                              84,223        80,425
                                              ----------    ----------
                                                127,662       100,911
  Less treasury stock-359,350 and
   418,566 shares, at cost                       (5,567)       (6,484)
                                              ----------    ----------
      Total shareholders' equity                122,095        94,427
                                              ----------    ----------
                                              $ 290,019     $ 263,405
                                              ==========    ==========

See accompanying notes to consolidated financial statements.








                                Page 4
                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

                                           Three months ended July 31,
                                                 1994         1993
                                             -----------   -----------

Net Sales                                     $ 202,619     $ 163,950
Cost of Sales                                   161,663       131,204
                                              ----------    ----------
Gross Profit                                     40,956        32,746
                                              ----------    ----------
Operating Expenses:
  Selling, general and administrative            32,706        26,990
  Depreciation and amortization                   2,093         1,729
  Provision for doubtful accounts                   727           651
                                              ----------    ----------
    Total operating expenses                     35,526        29,370
                                              ----------    ----------
Operating Income                                  5,430         3,376
                                              ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other investment income              552           470
  Interest expense                               (1,119)       (1,209)
  Other, net                                        148           147
                                              ----------    ----------
                                                   (419)         (592)
                                              ----------    ----------
Income Before Income Taxes                        5,011         2,784
Income Taxes                                      2,003         1,066
                                              ----------    ----------
Net Income                                    $   3,008     $   1,718
                                              ==========    ==========
Earnings Per Share:
  Primary                                     $     .51     $     .37
                                              ==========    ==========
  Fully Diluted                               $     .51     $     .34
                                              ==========    ==========
Average Number of Shares Outstanding:
  Primary                                         5,943         4,619
                                              ==========    ==========
  Fully Diluted                                   5,943         5,718
                                              ==========    ==========
Dividends Per Share                           $     .05     $     .04
                                              ==========    ==========

See accompanying notes to consolidated financial statements.




                                Page 5

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

                                             Six months ended July 31,
                                                 1994         1993
                                             -----------   -----------

Net Sales                                     $ 386,520     $ 312,464
Cost of Sales                                   309,163       250,825
                                              ----------    ----------
Gross Profit                                     77,357        61,639
                                              ----------    ----------
Operating Expenses:
  Selling, general and administrative            63,077        52,106
  Depreciation and amortization                   4,142         3,358
  Provision for doubtful accounts                 1,412         1,233
                                              ----------    ----------
    Total operating expenses                     68,631        56,697
                                              ----------    ----------
Operating Income                                  8,726         4,942
                                              ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other investment income            1,108           889
  Interest expense                               (2,254)       (2,332)
  Other, net                                        335           414
                                              ----------    ----------
                                                   (811)       (1,029)
                                              ----------    ----------
Income Before Income Taxes                        7,915         3,913
Income Taxes                                      3,237         1,496
                                              ----------    ----------
Net Income                                    $   4,678     $   2,417
                                              ==========    ==========
Earnings Per Share:
  Primary                                     $     .84     $     .52
                                              ==========    ==========
  Fully Diluted                               $     .81     $     .51
                                              ==========    ==========
Average Number of Shares Outstanding:
  Primary                                         5,596         4,611
                                              ==========    ==========
  Fully Diluted                                   5,961         5,718
                                              ==========    ==========
Dividends Per Share                           $     .10     $     .07
                                              ==========    ==========

See accompanying notes to consolidated financial statements.




                                Page 6

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)
                                             Six months ended July 31,
                                                 1994           1993
                                             -----------      --------

Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers              $ 375,082     $ 299,649
    Cash paid to suppliers and employees       (375,816)     (297,043)
    Interest income received                      1,108           889
    Interest paid                                (1,731)       (2,379)
    Income taxes paid                            (2,139)       (2,188)
                                              ----------    ----------
      Net cash used in
        operating activities                    ( 3,496)       (1,072)
                                              ----------    ----------
  Cash flows from investing activities:
    Capital expenditures                         (6,788)       (4,262)
    Proceeds from sale of property, plant
      and equipment                                 446           287
    Payment for business acquisitions,
      net of cash acquired                         (905)       (3,554)
                                              ----------    ----------
      Net cash used in
        investing activities                     (7,247)       (7,529)
                                              ----------    ----------
  Cash flows from financing activities:
    Net borrowings under
      short-term debt arrangements               12,701         9,550
    Principal payments on:
      Long-term notes                              (106)       (1,610)
      Capital lease obligations                    (363)         (330)
    Issuance of common shares under
      stock option plans                            528            12
    Purchase of common shares                      (210)          (12)
    Dividends paid                                 (523)         (251)
                                              ----------    ----------
      Net cash provided by
        financing activities                     12,027         7,359
                                              ----------    ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                1,284        (1,242)
Cash and Cash Equivalents:
  Beginning of period                             1,078         2,253
                                              ----------    ----------
  End of period                               $   2,362     $   1,011
                                              ==========    ==========
See accompanying notes to consolidated financial statements.

                                Page 7
                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
     (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 31, 1994, the results of operations for the three months and six months ended July 31, 1994 and 1993, and cash flows for the six months then ended.

2. On March 8, 1994, the Company issued a call for redemption of its outstanding 7% convertible subordinated debentures to take place on April 7, 1994. Of the $22,960,000 debentures outstanding at January 28, 1994, $22,889,000, or 99.7%, were converted into the Company's common stock at $21.17 per share or 47.2 common shares for each $1,000 face amount of debentures. This conversion resulted in the issuance of 1,081,146 common shares. If the conversion had occurred at the beginning of fiscal year 1995, primary earnings per share for the six months ended July 31, 1994 would have been $.81. Fully diluted earnings per share for the six months ended July 31, 1994 of $.81 already assumes the conversion of the debentures.

3. On May 24, 1994, the shareholders approved an amendment to the articles of incorporation of the Company increasing the number of authorized shares of common stock to 20,000,000 shares, $1.00 par value per share. The shareholders also approved an amendment to the Directors' Stock Option Plan for non-employee directors (the "Plan") increasing from 60,000 shares to 135,000 shares the number of shares as to which options under the Plan may be granted and extending the term of the Plan from May, 1998 to May, 2003.























                                Page 8
                          HUGHES SUPPLY, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                              (unaudited)

3. The following is a reconciliation of net income to net cash provided by (used in) operating activities(in thousands):

                                          Six months ended July 31,
                                             1994           1993
                                          ----------     ----------

     Net income                           $    4,678     $    2,417
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                           3,718          2,999
        Amortization                             424            359
        Provision for doubtful accounts        1,412          1,233
        (Gain) on sale of property,
          plant and equipment                   (154)          (188)
        Undistributed (earnings) of
          affiliate                              (65)           (91)
     Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                (11,554)       (12,950)
          Inventories                        (14,410)         2,447
          Other current assets                 2,635          2,417
          Other assets                           326           (110)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                           7,730          1,039
          Accrued interest and income
            taxes                              2,836           (392)
          Other noncurrent liabilities           143             95
      Decrease (increase) in deferred
        income taxes                          (1,215)          (347)
                                          ----------     ----------
     Net cash provided by
      operating activities                $   (3,496)    $   (1,072)
                                          ==========     ==========

     Noncash Activities:

     As discussed in Note 2, the Company issued approximately 1,081,146 shares of common stock for the conversion of $22,889,000 debentures during the six months ended July 31, 1994.

     During the six months ended July 31, 1994, the Company contributed 16,597 treasury shares in the amount of $500,000 to an employee benefit plan.





                                Page 9

PART I.  FINANCIAL INFORMATION - continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          HUGHES SUPPLY, INC.


On March 8, 1994, the Company called for redemption of its 7% convertible subordinated debentures as of April 7, 1994. Substantially all of the outstanding debentures were converted into common stock by April 7, 1994, which resulted in an increase of approximately $23,000,000 in shareholders' equity and a corresponding decrease of long-term debt of $23,000,000. As a result of the conversion, 1,081,146 new shares of common stock were issued.


Material Changes in Results of Operations

Net Sales:

Net sales increased 24% to $202.6 million for the three months ended July 31, 1994 from $163.9 million in the prior year. Net sales for the six months ended July 31, 1994 were $386.5 million, a 24% increase over last year's sales of $312.5 million. The three and six month sales increases reflect the steady recovery of the building industry throughout the Southeast. In addition, newly-opened and acquired wholesale outlets accounted for approximately 45% of the increase for both periods.

Management expects construction activity to remain strong for the remainder of fiscal year 1995 and is confident that our growth plans can be sustained through aggressive marketing in existing markets and selective acquisitions of complementary businesses.

Gross Profit:

Gross profit for the three months ended July 31, 1994 increased 25% to $41.0 million from $32.7 million for the three months ended July 31, 1993. The gross margin for the three months ended July 31, 1994 was 20.2%, compared to 20.0% last year.

Gross profit increased 26% to $77.4 million for the six months ended July 31, 1994, compared to $61.6 million last year. The gross margin was 20.0% and 19.7% for the six months ended July 31, 1994 and 1993, respectively.

The increase in gross profit dollars and the improvement in gross margins for both periods were due to more efficient purchasing which is attributable to increased volume and a greater concentration of supply sources resulting from the Company's preferred vendor program.





                                Page 10

Operating Expenses:

Operating expenses as a percentage of net sales were 17.5% and 17.9% for the three months ended July 31, 1994 and 1993, respectively. Operating expenses increased to $35.5 million for the three months ended July 31, 1994 from $29.4 million last year.

Operating expenses as a percentage of net sales were 17.8% and 18.1% for the six months ended July 31, 1994 and 1993, respectively, and increased to $68.6 million from $56.7 million.

The percentages to net sales has declined for both periods compared to the comparable prior year due to higher volume of sales and the Company's continuing efforts to control operating costs. Newly-opened wholesale outlets and recent acquisitions accounted for approximately 45% of the increase in operating expense dollars for both periods. Most of the remainder of the increases for both periods is due to personnel and other costs, such as transportation, associated with the growth in sales.

Non-Operating Income and Expenses:

Interest expense decreased to $1.1 million for the three months ended July 31, 1994 compared to $1.2 million last year. This decrease is primarily the result of lower average borrowings for the current quarter (due primarily to the conversion of the debentures in the first quarter) compared to the prior year which were partially offset by a slightly higher effective interest rate during the current year.

Interest expense remained constant at $2.3 million for the six months ended July 31, 1994 and 1993, respectively. Average borrowings and the effective interest rate were virtually unchanged for the current six month period versus the prior year.

Income Taxes:
The effective tax rates were as follows:

                                         1994           1993

     Three months ended July 31,         40.0%          38.3%
     Six months ended July 31,           40.9%          38.2%

The change in rates is due to fluctuations of nondeductible expenses and a 1% increase in the federal tax rate.

Net Income:

Net income was $3.0 million for the three months ended July 31, 1994 versus $1.7 million for the three months ended July 31, 1993. Primary earnings per share were $.51 and $.37 for the three months ended July 31, 1994 and 1993, respectively. Fully diluted earnings per share were $.51 and $.34 for the three months ended July 31, 1994 and 1993, respectively.



                                Page 11
Net income was $4.7 million for the six months ended July 31, 1994 versus $2.4 million for the six months ended July 31, 1993. Primary earnings per share were $.84 and $.52 for the six months ended July 31, 1994 and 1993, respectively. Fully diluted earnings per share were $.81 and $.51 for the six months ended July 31, 1994 and 1993, respectively.


Liquidity and Capital Resources

The composition of working capital, as sales volume changes, typically becomes less liquid during periods of sales expansion when it is necessary to carry higher levels of inventories and receivables. As discussed above, the Company is in a period of sales expansion. Consequently, cash used in operating activities increased by approximately $2.4 million for the six months ended July 31, 1994 compared to the prior year period.

The Company continues to maintain greater than 75% of total assets as current assets. Working capital at July 31, 1994 amounted to $150.3 million compared to $135.0 million at January 28, 1994. Inventories and accounts receivable at July 31, 1994 were $14.8 million and $10.6 million higher, respectively, than at January 28, 1994. Despite these increases, turnover for these assets improved. Inventory turnover was
6.1 and 5.9 times for the six months ended July 31, 1994 and 1993, respectively. Accounts receivable turnover for these periods was 7.2 and 7.0 times, respectively.

Capital expenditures for the six months ended July 31, 1994 were $6.8 million compared to $4.3 million in the prior year. The increase is related to the Company's sales growth as new facilities and transportation equipment have been added to adequately service the growth. Capital expenditures for fiscal 1995 are expected to be approximately $10 million, exclusive of acquisitions.

The Company's bank financing consists primarily of a $100 million unsecured credit facility which includes a $75 million long-term revolving credit facility and a $25 million line of credit convertible to a term note. The Company's financial condition remains strong and the Company has the resources necessary, with approximately $17 million in unused debt capacity (subject to borrowing limitations under long-term debt covenants), to meet future working capital requirements. Future expansion will be financed on a project-by-project basis through issuance of common stock and additional borrowings.













                                Page 12

PART II.  OTHER INFORMATION

                          HUGHES SUPPLY, INC.


Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) Annual Meeting of Shareholders. The Company's 1994 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 24, 1994.

          (b) Election of Directors. Proxies for the Annual Meeting were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934 ("Regulation 14") and there was no solicitation of proxies in opposition to managements nominees listed in the Proxy Statement. All of management's nominees listed in the Proxy Statement were elected.

          (c) Other Matters Voted Upon. In addition to the election of directors referred to above, the following other matters were voted upon at the Annual Meeting:

               (i) Approval of Amendment to Directors' Stock Option Plan. The shareholders approved an amendment to the Directors' Stock Option Plan for non-employee directors (the "Plan") increasing from 60,000 shares to 135,000 shares the number of shares as to which options under the Plan may be granted and extending the term of the Plan from May 29, 1998 to May 24, 2003. The number of shares voted for the amendment, against the amendment, and abstaining from voting were as follows: 3,882,329 for approval; 288,258 against approval; and 27,823 abstaining from voting. A copy of Amendment No. 1 to Hughes Supply, Inc. Directors' Stock Option Plan dated May 24, 1994, setting forth the amendment approved by the shareholders at the Annual Meeting, and the Hughes Supply, Inc. Directors Stock Option Plan as adopted by the Board of Directors on January 24, 1989 and approved by the shareholders on May 30, 1989, which together constitute the Plan as presently in effect, is filed as Exhibit 10.4 to this Report.

               (ii) Approval of Stock Award Provisions of Senior Executives' Long-Term Incentive Bonus Plan for Fiscal Year 1996. Shareholders approved the stock award provisions of the Senior Executives' Long-Term Incentive Bonus Plan for Fiscal Year 1996 which had been approved by the Board of Directors on August 24, 1993 (the "bonus plan"). Under the terms of the bonus plan the Chief Executive Officer, President and Chief Financial Officer, would receive an incentive bonus if the Company achieves the required earnings per share during the three fiscal year period beginning with the fiscal year ended January 28, 1994 and ending with the fiscal year to be ended

                                Page 13
               January 26, 1996. Under the bonus plan 50% of any bonus would be paid in shares of common stock of the Company if the stock award provisions of the bonus plan were approved by shareholders and the balance of any such bonus would be paid in cash. In the absence of such shareholder approval any such bonus would be paid 100% in cash. The shareholders approved the stock award provisions of the bonus plan by the following vote:
               4,027,905 shares voted for approval; 151,334 shares voted against approval; and 19,171 shares abstaining from voting.

               A written description of the bonus plan, which is not set forth in a formal document, is incorporated into this Report as Exhibit 10.8 by reference to the description of the bonus plan set forth under the caption "Approval of the Stock Award Provisions of the Senior Executives' Long-Term Incentive Bonus Plan for Fiscal Year 1996" on pages 26 and 27 of the Proxy Statement.

               (iii) Approval of Amendment to Articles of Incorporation to Increase Number of Authorized Shares of Common Stock. The shareholders also approved an amendment to the articles of incorporation of the Company increasing the number of authorized shares of common stock to 20,000,000 shares of common stock, $1.00 par value per share so that the authorized capital stock of the Company, after such amendment, consists of 30,000,000 shares of capital stock including 20,000,000 shares of common stock and 10,000,000 shares of preferred stock, no par value per share. The amendment to the articles of incorporation was approved by the following vote of the shareholders:
               3,575,961 voted for the amendment; 609,293 voted against the amendment; and 13,156 abstaining from voting.

               A copy of the Articles of Amendment to Articles of Incorporation of Hughes Supply, Inc. dated June 14, 1994, setting forth the amendment approved by the shareholders at the Annual Meeting, and the Restated Articles of Incorporation Hughes Supply, Inc. (January 24, 1989), the articles of incorporation as last previously amended, which together constitute the articles of incorporation of the Company as presently in effect, is filed as
               Exhibit 3.1 to this Report.

Item 5.   Other Information.

     Amendment to By-Laws Approved by Board of Directors.

     At the annual organizational meeting of the Board of Directors held on May 24, 1994 following the Annual Meeting the Board of Directors amended Sections 2 and 3 of Article IV of the By-Laws of the Company to provide that the Chairman of the Board of Directors shall be the chief executive officer and that the President shall be the chief operating and administrative officer. A copy of the

                                Page 14
     By-Laws designated as the Composite By-Laws of Hughes Supply, Inc. (as amended May 24, 1994) including the amendments adopted by the Board of Directors is filed as Exhibit 3.2 to this Report.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits Filed.

          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession - not applicable.

          (3)  Articles of incorporation and by-laws.

               3.1 Articles of incorporation consisting of Articles of Amendment to Articles of Incorporation of Hughes Supply, Inc. dated June 14, 1994 and Restated Articles of Incorporation of Hughes Supply, Inc. (January 24, 1989).

               3.2 Composite By-Laws of Hughes Supply, Inc. (as amended May 24, 1994).

          (4) Instruments defining the rights of security holders, including indentures.

               4.1 Specimen Stock Certificate representing shares of the Company's common stock, $1.00 par value, filed as Exhibit 4.2 to form 10-Q for the quarter ended October 31, 1984.

               4.2  Specimen Copy of Certificate representing 7%
                    Convertible Debentures, filed as Exhibit 4(c) to Registration No. 33-4714.

               4.3 Resolution Approving and Implementing Shareholder Rights Plan filed as Exhibit 4.4 to Form 8-K dated May 17, 1988.

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






                                Page 15

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



                                Page 16

               10.4 Directors' Stock Option Plan consisting of Amendment No. 1 to Hughes Supply, Inc. Directors' Stock Option Plan dated May 24, 1994 and Hughes Supply, Inc. Directors' Stock Option Plan as adopted January 24, 1989.

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

               10.8 Written description of senior executives' long-term incentive bonus plan for fiscal year 1996 incorporated by reference to the description of the bonus plan set forth under the caption "Approval of the Stock Award Provisions of the Senior Executives' Long-Term Incentive Bonus Plan for Fiscal Year 1996" on pages 26 and 27 of the Registrant's Proxy Statement Annual Meeting of Shareholders To Be Held May 24, 1994.

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

          (27) Financial Data Schedule.

               27.1 Financial Data Schedule.

                                Page 17
          (99) Additional exhibits - not applicable.

     (b)  Reports on Form 8-K.

          During the quarter ended July 31, 1994, the Registrant filed a Current Report on Form 8-K dated May 24, 1994, which reported under Item 4 (Change in Registrant's Certifying Accountant) the appointment of Price Waterhouse LLP as auditors for the three fiscal year period commencing with the Registrant's current fiscal year ending January 27, 1995.














































                                Page 18
                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: September 12, 1994                By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: September 12, 1994                By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer































                                Page 19

               INDEX OF EXHIBITS FILED WITH THIS REPORT



3.1       Articles of Incorporation.

3.2       Composite By-Laws.

10.4      Directors' Stock Option Plan.

11.1      Computation of Per Share Earnings.

27.1      Financial Data Schedule











































                                Page 20