Form 10-Q
period 1994-10-31
HUGHES SUPPLY INC
filed 1994-12-05
CIK 49029

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1994

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

YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock             Outstanding as of November 29, 1994
        $1 Par Value                       5,793,235




                                Page 1

                          HUGHES SUPPLY, INC.

                               FORM 10-Q

                                 Index


                                                          Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          October 31, 1994 and January 28, 1994             3 - 4

          Consolidated Statements of Income for
          the Three Months Ended October 31, 1994
          and 1993                                          5

          Consolidated Statements of Income for the
          Nine Months Ended October 31, 1994 and 1993       6

          Consolidated Statements of Cash Flows for the
          Nine Months Ended October 31, 1994 and 1993       7

          Notes to Consolidated Financial Statements        8 - 10


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                     11 - 13


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                  14 - 16

          Signatures                                        17

          Index of Exhibits                                 18










                                Page 2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets
(dollars in thousands)

                                             October 31,   January 28,
                                                1994          1994
                                             -----------  ------------
                                             (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                   $   1,981     $   1,078
  Accounts receivable, less allowance for
    losses of $7,089 and $3,914                 111,079        97,765
  Inventories                                   103,048        94,223
  Deferred income taxes                           6,488         4,972
  Other current assets                            1,516         5,532
                                              ----------    ----------
      Total current assets                      224,112       203,570
                                              ----------    ----------

Property, Plant and Equipment, at cost:
  Land                                           12,333        12,353
  Buildings and improvements                     41,887        37,097
  Transportation equipment                       19,979        19,674
  Furniture, fixtures and equipment              18,234        14,843
  Leased property under capital leases           10,794        10,794
                                              ----------    ----------
      Total                                     103,227        94,761
  Less accumulated depreciation and
    amortization                                (50,327)      (45,439)
                                              ----------    ----------
      Net property, plant and equipment          52,900        49,322
                                              ----------    ----------

Deferred Income Taxes                             2,437         2,210
Other Assets                                      7,853         8,303
                                              ----------    ----------
                                              $ 287,302     $ 263,405
                                              ==========    ==========

See accompanying notes to consolidated financial statements.







                                Page 3
                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets-Continued
(dollars in thousands)

                                             October 31,   January 28,
                                                1994          1994
                                             -----------   -----------
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt           $     971     $     898
  Accounts payable                               58,552        52,053
  Accrued compensation and benefits               7,142         7,257
  Other current liabilities                      12,872         8,401
                                              ----------    ----------
      Total current liabilities                  79,537        68,609
                                              ----------    ----------
Long-Term Debt, less current portion:
  Notes and subordinated debentures              78,837        95,367
  Capital lease obligations                       3,242         3,859
                                              ----------    ----------
      Total long-term debt                       82,079        99,226
                                              ----------    ----------
Other Noncurrent Liabilities                      1,349         1,143
                                              ----------    ----------
      Total liabilities                         162,965       168,978
                                              ----------    ----------
Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-6,148,944 and
   5,075,670 shares issued                        6,149         5,076
  Capital in excess of par value                 37,290        15,410
  Retained earnings                              86,446        80,425
                                              ----------    ----------
                                                129,885       100,911
  Less treasury stock-358,142 and
   418,566 shares, at cost                       (5,548)       (6,484)
                                              ----------    ----------
      Total shareholders' equity                124,337        94,427
                                              ----------    ----------
                                              $ 287,302     $ 263,405
                                              ==========    ==========

See accompanying notes to consolidated financial statements.








                                Page 4
                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

                                        Three months ended October 31,
                                                 1994         1993
                                             -----------   -----------

Net Sales                                     $ 210,584     $ 178,993
Cost of Sales                                   169,162       144,413
                                              ----------    ----------
Gross Profit                                     41,422        34,580
                                              ----------    ----------
Operating Expenses:
  Selling, general and administrative            33,580        28,385
  Depreciation and amortization                   2,226         1,984
  Provision for doubtful accounts                   545           735
                                              ----------    ----------
    Total operating expenses                     36,351        31,104
                                              ----------    ----------
Operating Income                                  5,071         3,476
                                              ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other investment income              660           491
  Interest expense                               (1,174)       (1,215)
  Other, net                                         90           253
                                              ----------    ----------
                                                   (424)         (471)
                                              ----------    ----------
Income Before Income Taxes                        4,647         3,005
Income Taxes                                      1,869         1,162
                                              ----------    ----------
Net Income                                    $   2,778     $   1,843
                                              ==========    ==========
Earnings Per Share:
  Primary                                     $     .47     $     .40
                                              ==========    ==========
  Fully Diluted                               $     .47     $     .36
                                              ==========    ==========
Average Number of Shares Outstanding:
  Primary                                         5,898         4,665
                                              ==========    ==========
  Fully Diluted                                   5,899         5,751
                                              ==========    ==========
Dividends Per Share                           $     .06     $     .04
                                              ==========    ==========

See accompanying notes to consolidated financial statements.




                                Page 5

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)

                                         Nine months ended October 31,
                                                 1994         1993
                                             -----------   -----------

Net Sales                                     $ 597,104     $ 491,457
Cost of Sales                                   478,325       395,238
                                              ----------    ----------
Gross Profit                                    118,779        96,219
                                              ----------    ----------
Operating Expenses:
  Selling, general and administrative            96,657        80,491
  Depreciation and amortization                   6,368         5,342
  Provision for doubtful accounts                 1,957         1,968
                                              ----------    ----------
    Total operating expenses                    104,982        87,801
                                              ----------    ----------
Operating Income                                 13,797         8,418
                                              ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other investment income            1,768         1,380
  Interest expense                               (3,428)       (3,547)
  Other, net                                        425           667
                                              ----------    ----------
                                                 (1,235)       (1,500)
                                              ----------    ----------
Income Before Income Taxes                       12,562         6,918
Income Taxes                                      5,106         2,658
                                              ----------    ----------
Net Income                                    $   7,456     $   4,260
                                              ==========    ==========
Earnings Per Share:
  Primary                                     $    1.31     $     .92
                                              ==========    ==========
  Fully Diluted                               $    1.28     $     .87
                                              ==========    ==========
Average Number of Shares Outstanding:
  Primary                                         5,700         4,631
                                              ==========    ==========
  Fully Diluted                                   5,944         5,744
                                              ==========    ==========
Dividends Per Share                           $     .16     $     .11
                                              ==========    ==========

See accompanying notes to consolidated financial statements.




                                Page 6

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)
                                         Nine months ended October 31,
                                                 1994           1993
                                             -----------   -----------
Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers              $ 582,431     $ 473,593
    Cash paid to suppliers and employees       (568,802)     (465,422)
    Interest income received                      1,768         1,380
    Interest paid                                (2,758)       (3,171)
    Income taxes paid                            (6,281)       (3,566)
                                              ----------    ----------
      Net cash provided by
        operating activities                      6,358         2,814
                                              ----------    ----------
  Cash flows from investing activities:
    Capital expenditures                        (10,001)       (6,234)
    Proceeds from sale of property, plant
      and equipment                                 553           483
    Payment for business acquisitions,
      net of cash acquired                       (1,341)       (3,554)
                                              ----------    ----------
      Net cash used in
        investing activities                    (10,789)       (9,305)
                                              ----------    ----------
  Cash flows from financing activities:
    Net borrowings under
      short-term debt arrangements                6,506         8,851
    Principal payments on:
      Long-term notes                              (147)       (1,974)
      Capital lease obligations                    (544)         (495)
    Issuance of common shares under
      stock option plans                            542            12
    Purchase of common shares                      (210)          (12)
    Dividends paid                                 (813)         (433)
                                              ----------    ----------
      Net cash provided by
        financing activities                      5,334         5,949
                                              ----------    ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                  903          (542)
Cash and Cash Equivalents:
  Beginning of period                             1,078         2,253
                                              ----------    ----------
  End of period                               $   1,981     $   1,711
                                              ==========    ==========
See accompanying notes to consolidated financial statements.


                                Page 7
                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 31, 1994, the results of operations for the three months and nine months ended October 31, 1994 and 1993, and cash flows for the nine months then ended.

2. On March 8, 1994, the Company issued a call for redemption of its outstanding 7% convertible subordinated debentures to take place on April 7, 1994. Of the $22,960,000 debentures outstanding at January 28, 1994, $22,889,000, or 99.7%, were converted into the Company's common stock at $21.17 per share or 47.2 common shares for each $1,000 face amount of debentures. This conversion resulted in the issuance of 1,081,146 common shares. If the conversion had occurred at the beginning of fiscal year 1995, primary earnings per share for the nine months ended October 31, 1994 would have been $1.28. Fully diluted earnings per share for the nine months ended October 31, 1994 of $1.28 already assumes the conversion of the debentures.

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

4. On October 20, 1994, the Company entered into an Asset Purchase Agreement (the "Agreement") with The Treaty Company ("Treaty"), pursuant to which the Company agreed to buy from Treaty and Treaty agreed to sell to the Company, all of those assets (the "Purchased Assets") operated by Treaty through its operating division known as The Treaty Distribution Group (the "Group").

     The Group is engaged in the wholesale distribution of plumbing, heating and air conditioning supplies, and water and sewer supplies and equipment. Headquartered in Greenville, Ohio, the Group sells primarily to contractors, industrial users and municipalities from 16 branch locations in Ohio and Indiana. The Group had net sales of $63 million in 1993.

     Under the terms of the Agreement, the Company will pay Treaty for the Purchased Assets a base price of $15,250,000 and will assume certain liabilities. The acquisition, which will be accounted for as a purchase, is subject to certain contingencies including, but not limited to, the approval of the transaction by certain regulatory authorities. It is anticipated that the transaction will be consummated on January 3, 1995, or as soon thereafter as

                          HUGHES SUPPLY, INC.

                              (unaudited)

     the conditions precedent to the closing have been fulfilled.

5. The Company's revolving credit and line of credit agreement with a group of banks has been amended. The agreement, as amended, now permits the Company to borrow up to $130,000,000 (subject to borrowing limitations under the agreement) - $95,000,000 long-term, expiring June 30, 1997, and $35,000,000 line of credit convertible to term note due two years from conversion date. The $35,000,000 line of credit backs the Company's commercial program which has been increased to $35,000,000.

     Additionally, the Company's bank lines of credit have been increased to $6,000,000 from $2,000,000.

6. The following is a reconciliation of net income to net cash provided by (used in) operating activities(in thousands):

                                      Nine months ended October 31,
                                             1994           1993
                                          ----------     ----------

     Net income                           $   7,456      $   4,260
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                          5,724          4,781
        Amortization                            644            561
        Provision for doubtful accounts       1,957          1,968
        (Gain) on sale of property,
          plant and equipment                  (220)          (203)
        Undistributed (earnings) of
          affiliate                            (111)          (177)
     Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable               (14,767)       (18,153)
          Inventories                        (8,370)         1,273
          Other current assets                4,016          3,724
          Other assets                          (86)           (32)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                         10,414          5,207
          Accrued interest and income
            taxes                             1,490             79
          Other noncurrent liabilities          206            137
      Decrease (increase) in deferred
        income taxes                         (1,995)          (611)
                                          ----------     ----------
     Net cash provided by
      operating activities                $   6,358      $   2,814
                                          ==========     ==========

                          HUGHES SUPPLY, INC.

                              (unaudited)

     Noncash Activities:

     As discussed in Note 2, the Company issued approximately 1,081,146 shares of common stock for the conversion of $22,889,000 debentures during the nine months ended October 31, 1994.

     During the nine months ended October 31, 1994, the Company contributed 16,597 treasury shares in the amount of $500,000 to an employee benefit plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          HUGHES SUPPLY, INC.


On March 8, 1994, the Company called for redemption of its 7% convertible subordinated debentures as of April 7, 1994. Substantially all of the outstanding debentures were converted into common stock by April 7, 1994, which resulted in an increase of approximately $23 million in shareholders' equity and a corresponding decrease of long-term debt of $23 million. As a result of the conversion, 1,081,146 new shares of common stock were issued.

On October 20, 1994, the Company signed an Asset Purchase Agreement to acquire all of the assets of The Treaty Distribution Group, a wholesale distributor of plumbing, heating and air conditioning supplies, and water and sewer supplies and equipment with 16 branch locations in Ohio and Indiana. The Group had net sales of $63 million in 1993.

The Company's bank financing has been amended to increase the Company's borrowing capacity. It now consists of $130 million unsecured credit facility, which includes $95 million long-term revolving credit facility and $35 million line of credit convertible to a term note, as well as short-term lines of credit totaling $6 million.


Material Changes in Results of Operations

Net Sales:

Net sales increased 18% to $210.6 million for the three months ended October 31, 1994 from $179.0 million in the prior year. Net sales for the nine months ended October 31, 1994 were $597.1 million, a 21% increase over last year's sales of $491.5 million. The three and nine month sales increases reflect the continued recovery of the building industry throughout the Southeast. In addition, newly-opened and acquired wholesale outlets accounted for approximately 30% of the increase for both periods.

Management expects construction activity to remain strong for the remainder of fiscal year 1995 and is confident that the Company's growth plans can be sustained, despite rising interest rates, through aggressive marketing in existing markets and selective acquisitions of complementary businesses.

Gross Profit:

Gross profit for the three months ended October 31, 1994 increased 20% to $41.4 million from $34.6 million for the three months ended October 31, 1993. The gross margin (gross profit expressed as a percentage of sales) for the three months ended October 31, 1994 was 19.7%, compared to 19.3% last year.

Gross profit increased 23% to $118.8 million for the nine months ended October 31, 1994, compared to $96.2 million last year. The gross margin was 19.9% and 19.6% for the nine months ended October 31, 1994 and 1993, respectively.

The increase in gross profit dollars and the improvement in gross margins for both periods were due to more efficient purchasing which is attributable to increased volume and a greater concentration of supply sources resulting from the Company's preferred vendor program.

Operating Expenses:

Operating expenses as a percentage of net sales were 17.3% and 17.4% for the three months ended October 31, 1994 and 1993, respectively.
Operating expenses increased to $36.4 million for the three months ended October 31, 1994 from $31.1 million last year.

Operating expenses as a percentage of net sales were 17.6% and 17.9% for the nine months ended October 31, 1994 and 1993, respectively, and increased to $105.0 million from $87.8 million.

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

Non-Operating Income and Expenses:

Interest expense was virtually unchanged at $1.2 million for the three months ended October 31, 1994 and 1993. Lower average borrowings for the current quarter (due primarily to the conversion of the debentures in the first quarter) compared to the prior year were partially offset by a slightly higher effective interest rate during the current year.

Interest expense decreased slightly to $3.4 million for the nine months ended October 31, 1994 compared to $3.5 million for the prior year as a result of lower borrowing levels during the current period.

Income Taxes:

The effective tax rates were as follows:

                                              1994           1993

     Three months ended October 31,           40.2%          38.7%
     Nine months ended October 31,            40.6%          38.4%

The change in rates is due to fluctuations of nondeductible expenses and a 1% increase in the federal tax rate.

Net Income:

As a result of the factors discussed above, net income increased 51% for the quarter and 75% for the nine month period, compared to the prior year. Fully diluted earnings per share for the three months ended October 31, 1994 and 1993 were $.47 and $.36, respectively, a 31% increase. Fully diluted earnings per share for the nine months ended October 31, 1994 and 1993 were $1.28 and $.87, respectively, an increase of 47%.


Liquidity and Capital Resources

Working capital at October 31, 1994 amounted to $144.6 million, an increase of $9.6 million compared to $135.0 million at January 28, 1994. As discussed above, the Company is in a period of sales expansion. Consequently, it is necessary to carry higher levels of inventories and receivables. Inventories and accounts receivable at October 31, 1994 were $8.8 million and $13.3 million higher, respectively, than at January 28, 1994. Despite these increases, turnover for these assets improved. Annualized inventory turnover was 6.5 and 6.2 times for the nine months ended October 31, 1994 and 1993, respectively. Annualized accounts receivable turnover for these periods was 7.2 and 7.1 times, respectively.

Cash provided by operations was $6.4 million and $2.8 million for the nine months ended October 31, 1994 and 1993, respectively. The increase can be attributed primarily to an increase in net income.

Capital expenditures for the nine months ended October 31, 1994 and 1993 were $10.0 million and $6.2 million, respectively. The increase in capital expenditures is related to the Company's sales growth as new facilities and transportation equipment have been added to adequately service the growth. In addition, payments for business acquisitions were $1.3 million and $3.6 million for the nine months ended October 31, 1994 and 1993, respectively. Management has revised its estimate for 1995 of capital expenditures, which are now expected to total approximately $13 million.

The Company's financial condition remains strong and the Company has the resources necessary, with approximately $57 million in unused debt capacity (subject to borrowing limitations under long-term debt covenants), to meet future working capital requirements. Future expansion will be financed on a project-by-project basis through additional borrowings or, if circumstances are more favorable, through the issuance of common stock.

PART II.  OTHER INFORMATION

                          HUGHES SUPPLY, INC.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits Filed.

          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession - not applicable.

               2.1 Asset Purchase Agreement between Hughes Supply, Inc. and The Treaty Company dated October 20, 1994.

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

                    (b)  Leases effective March 31, 1988, filed as
                         exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989.

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

                          (e) Leases dated March 11, 1992, filed as
                              Exhibit 10.1(e) to Form 10-K for the
                              fiscal year ended January 31, 1992.

                          Sub-item    Property

                              (1)  Tallahassee Electrical Operation
                              (2)  Gainesville Electrical Operation
                              (3)  Valdosta Electrical Operation

               10.2 Hughes Supply, Inc. 1988 Stock Option Plan, filed as Exhibit A to Prospectus included in Registration No. 33-26468.

               10.3 Form of Supplemental Executive Retirement Plan Agreement entered into between the Registrant and eight of its executive officers, filed as
                         Exhibit 10.6 to Form 10-K for fiscal year ended January 30, 1987.

               10.4 Directors' Stock Option Plan consisting of Amendment No. 1 to Hughes Supply, Inc. Directors' Stock Option Plan dated May 24, 1994 and Hughes Supply, Inc. Directors' Stock Option Plan as adopted January 24, 1989, filed as Exhibit 10.4 to Form 10-Q for the quarter ended July 31, 1994.

               10.5      Asset Purchase Agreement with Accord
                         Industries Company, dated October 9, 1990, for sale of Registrant's manufacturing operations, filed as Exhibit 10.7 to Form 10-K for fiscal year ended January 25, 1991.

                                Page 15
               10.6 Lease Agreement dated June 30, 1993 between Donald C. Martin and Electrical Distributors, Inc., filed as Exhibit 10.6 to Form 10-K for fiscal year ended January 28, 1994.

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

     (b)  Reports on Form 8-K.

          During the quarter ended October 31, 1994, the Registrant filed a Current Report on Form 8-K dated October 20, 1994, which reported under Item 5 (Other Events) that the Registrant entered into an Asset Purchase Agreement with The Treaty Company (see Note 4 of Notes to Consolidated Financial Statements).

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: December 5, 1994                  By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: December 5, 1994                  By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

               INDEX OF EXHIBITS FILED WITH THIS REPORT



2.1 Asset Purchase Agreement between Hughes Supply, Inc. and The Treaty Company dated October 20, 1994.

11.1      Computation of Per Share Earnings.

27.1      Financial Data Schedule.