Form 10-K
period 1995-01-27
HUGHES SUPPLY INC
filed 1995-04-26
CIK 49029

FORM 10-K

		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

(Mark One)

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 27, 1995

				     OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________to_________________

Commission File No.  001-08772

			    HUGHES SUPPLY, INC.

	   (Exact name of registrant as specified in its charter)

Incorporated in the State          I.R.S. Employer I.D.
     of Florida                     Number 59-0559446

			    Post Office Box 2273
		     20 North Orange Avenue, Suite 200
			   Orlando, Florida 32802
		  (Address of principal executive office)

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $99,952,538 as of March 24, 1995.

Indicate  the  number of  shares outstanding  of  each of  the Registrant's
classes of  common stock, as  of the  latest practicable  date:   6,153,424
shares of common stock ($1.00 par value) as of March 24, 1995.

		    DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Part I  -      Annual Report to shareholders for fiscal
		    year ended January 27, 1995 (designated portions).

     Part II -      Annual Report to shareholders for fiscal
		    year ended January 27, 1995 (designated portions).

     Part III-      Proxy Statement for the 1995 Annual
		    Meeting of Shareholders (designated
		    portions).

     Part IV -      Annual Report to shareholders for fiscal
		    year ended January 27, 1995 (designated portions).



















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

     The Registrant is primarily engaged in the wholesale distribution of a broad range of materials, equipment and supplies to the construction industry. Major product lines distributed by the Registrant include electrical, plumbing and electric utility equipment; building materials; pool equipment and supplies; water and sewer products; air conditioning and heating equipment and supplies; water systems and industrial pipe, valves and fittings.

     The  Registrant distributes  its product  lines through  179 wholesale
outlets  located in  Florida  and 12  other states.    The following  table
presents the distribution of the Registrant's wholesale outlets by state.

	  State                    Number of Locations

	  Florida                            62
	  Georgia                            29
	  North Carolina                     21
	  Ohio                               13
	  South Carolina                     13
	  Mississippi                        11
	  Tennessee                           9
	  Alabama                             8
	  Indiana                             4
	  Pennsylvania                        3
	  Virginia                            3
	  Kentucky                            2
	  Maryland                            1

A  current  listing  of   the  locations  of  the  wholesale   outlets  and
distribution centers of the Registrant is set forth as Exhibit 99.1 to this report.

     The principal executive offices of the Registrant are located at 20 North Orange Avenue, Suite 200, Orlando, Florida 32801 (telephone 407-841-
4755).

     (b)  Financial Information About Industry Segments

     The Registrant does not engage in significant operations in more than one industry segment as defined in Statement of Financial Standards No. 14.


				    I-1
     (c)  Narrative Description of Business

     Products Distributed

     The products sold by the Registrant may be classified into the following major product lines:

     Electrical - electrical supplies, including wire, cable, cords, boxes, covers, wiring devices, conduit, raceway duct, safety switches, motor controls, breakers, panels, fuses and related supplies and accessories, residential, commercial and industrial electrical fixtures and other special use fixtures.

     Plumbing - plumbing fixtures and related fittings, residential, commercial and industrial water heaters, pumps, irrigation equipment and plumbing accessories and supplies.

     Electric   utility  -   transformers,  conductor   cable,  insulators,
prestressed  concrete   transmission  and  distribution  poles,  and  other
electric utility supplies and related hardware, accessories and tools.

     Building materials - reinforcing wire, reinforcing steel, plyform, lumber, concrete chemicals, concrete forming accessories, road and bridge products, masonry accessories and other building materials, hand tools, power tools and equipment for all mechanical and building trades.

     Pool equipment and supplies - pumps, filters, heaters, lights, skimmers, drains, chemicals, solar equipment, deck products and cleaning equipment.

     Water and sewer - water works and industrial supplies, including large diameter plastic (PVC) and ductile iron pipe, fire hydrants, water meters, backflow prevention devices, valves and related hardware and accessories.

     Air conditioning and heating - air conditioning and heating equipment, furnaces, heaters, heat pumps, condensing units, duct, pipe, fittings, registers, grills, freon, insulation and other refrigeration equipment, supplies and service parts.

     Water systems - pumps and water well, residential and commercial water treatment, and environmental products.

     Industrial pipe, valves and fittings - mechanical and weld pipe, valves and related fittings, fire protection systems and supplies, high performance valves and specialty pipe.










				    I-2

     Marketing

     In recent years the Registrant's marketing plan has led to the expansion of the geographic markets served by the Registrant. The following table illustrates the expansion achieved through acquisitions over the last five fiscal years.


			  Method of        Date of          Number of        State(s) of      Company's Major
Acquired Company          Acquisition      Acquisition      Locations        Operation        Product Lines

Virginia branch (1)       Purchase         June, 1993            1           Virginia         Plumbing

Georgia and Florida       Purchase         June, 1993            3           Georgia          Electrical and electric
branches (2)                                                     1           Florida          utility

Electrical                Pooling          June, 1993            1           Georgia          Electrical
Distributors, Inc.

Alabama Water Works       Purchase         July, 1993            2           Alabama          Water and sewer
Supply, Inc.

Florida branches(3)       Purchase         December, 1993        2           Florida          Building materials

Swaim Supply              Pooling          January, 1994         6           North Carolina   Plumbing, air conditioning
Company, Inc.                                                                                 and heating
								 2           Virginia

Florida and Georgia       Purchases        February-             2           Florida          Water and sewer, plumbing and
branches (4)                               September, 1994       2           Georgia          electrical

Treaty Distribution       Purchase         January, 1995        12           Ohio             Plumbing, water and sewer and
Group branches (5)                                               4           Indiana          heating and air conditioning

Olander & Brophy, Inc.    Purchase         March, 1995           3           Pennsylvania     Pool equipment and water
								 1           Ohio             systems

Port City Electrical      Purchase         March, 1995           2           Georgia          Electrical
Supply, Inc.                                                     1           South Carolina

Elec-Tel Supply           Purchase         April, 1995           1           Georgia          Electric utility
Company


	 (1)     Facility in Falls Church, Virginia acquired in purchase of assets from
		 Capitol Hydronic Supply Company, Inc.  Sales outlet relocated to
		 Arlington, Virginia.
	 (2)     Facilities acquired in Macon, Georgia and Tallahassee, Florida in
		 purchase of assets from Causey Electrical Supply Company, Causey
		 Utility Supply Co. and Macon Lighting Center, Inc.
	 (3)     Facilities acquired in purchase of assets from Hausman Corporation.
	 (4)     Facilities acquired in purchases of assets from four entities.
	 (5)     Facilities acquired in purchase from The Treaty Company of the
		 assets of its operating division, The Treaty Distribution Group.

     In addition to expansion through acquisition, the Registrant has increased its geographic market area by opening new sales outlets in Jacksonville, Kissimmee, Lady Lake, Ft. Myers, West Palm Beach, Naples, Auburndale, Tampa and Perry, Florida, in Tifton, Hartsfield, Alpharetta LaGrange and McDonough, Georgia, in Greensboro, North Carolina, in Dothan and Mobile, Alabama, and in Anderson and Bluffton, South Carolina during the past five years.




				    I-3
     Each  of the  Registrant's sales  outlets handles one  or more  of the
Registrant's product lines. Sales are made primarily to contractors, subcontractors, electric utilities, municipalities and industrial accounts. The Registrant employs approximately 350 outside sales representatives who call on customers and who also work with architects, engineers and manufacturers' representatives when major construction projects are involved. For each outside sales representative, there are generally two inside account executives who expedite orders, deliveries, quotations, and requests for pricing. Most orders are taken by telephone, and materials are delivered by Registrant-owned trucks to the customer's office or job site.

     The Registrant's wholesale outlets are sales and distribution points for the products sold by the Registrant. Each sales outlet operates as a separate profit center with its own sales force. Each is managed by its own manager, who is directly responsible for customer relations, the hiring and promotion of personnel, purchasing, sales, the maintenance of adequate inventory levels and cost control for the particular sales outlet.

     Day to day operations of the sales outlets are the responsibility of the respective managers, but major decisions affecting Registrant policy, facilities or capital outlay are reviewed by the Registrant's executive officers. Purchasing agents generally make use of a computerized perpetual inventory system to monitor stock levels, while central distribution centers in Orlando, Florida, College Park, Georgia and Monroe, North Carolina provide purchasing and distribution assistance. The Registrant's general accounting, customer billing, inventory, and accounts payable systems are for the most part processed at the Registrant's central computer facility in Orlando, Florida.

     More than 45,000 wholesale customers are presently served by the Registrant, and no single customer accounts for more than 1% of total sales annually. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years. The substantial majority of customer orders are shipped out of inventory on hand. Some items are manufactured to customer specifications and require special ordering. Additionally, some large volume orders are shipped directly to the customer from the manufacturer.

     Sources of Supply

     All products sold by the Registrant are purchased from other manufacturers and suppliers. The Registrant regularly purchases from over 5,000 manufacturers and suppliers, no single one of which accounted for more than 7% of the Registrant's total purchases during the fiscal year ended January 27, 1995.



				    I-4
     Inventories

     The Registrant is a wholesale distributor of construction materials, which maintains significant inventories to meet rapid delivery requirements and to assure itself of a continuous allotment of goods from suppliers. As of January 27, 1995, inventories constituted approximately 36% of the Registrant's total assets.

     Competition

     There is strong competition throughout the marketing areas served by the Registrant in each product line the Registrant distributes. The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, pool supplies and contractor's tools. Management believes that the Registrant, on the basis of its total sales, is the largest wholesale distributor of its range of products in the Southeast. The principal competitive factors in the Registrant's business are availability of material, technical product knowledge as to application and usage, advisory and other service capabilities and pricing of products.

     Compliance with Environmental Protection Provisions

     In fiscal year ended January 31, 1992, the Registrant accrued approximately $675,000 as an operating expense for estimated future costs of removing underground fuel storage tanks and environmental clean-up costs to comply with federal, state and local laws and regulations for the protection of the environment. There have been no significant expenses since fiscal year ended January 31, 1992 and the Registrant does not expect any additional material expenses in future years associated with fuel storage tanks. Information with respect to this matter is also included in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report to shareholders for the fiscal year ended January 27, 1995, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

     Employees

     The Registrant had a total of approximately 2,800 employees as of January 27, 1995, consisting of approximately 20 executives, 450 managers, 800 sales personnel and 1,530 other employees, including truck drivers, warehouse personnel, office and clerical workers. The Registrant's work force has increased by approximately 19% compared to the prior year in response to increased sales volume as well as the result of business acquisitions during the current year.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     The Registrant does not engage in material operations or derive a material portion of its sales or revenues from customers in foreign countries.

				    I-5
 ITEM 2.  PROPERTIES



     The Registrant leases approximately 27,000 square feet of an office building in Orlando, Florida for its headquarters. In addition, the Registrant owns or leases 179 sales outlets in 13 states. The typical sales outlet consists of a combined office and warehouse facility ranging in size from 3,000 to 40,000 square feet, with a paved parking and storage area. The Registrant also operates a computer center, three central distribution warehouses, and a garage and trucking terminal.

     Additional information regarding owned and leased properties of the Registrant is set forth as Exhibit 99.1 to this report and in Note 5 of the Notes to Consolidated Financial Statements of the Annual Report to shareholders for the fiscal year ended January 27, 1995, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Registrant or its subsidiaries is a party or of which the property of either the Registrant or its subsidiaries is the subject which are required to be reported in response to this item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the fiscal year ended January 27, 1995.

























				    I-6
				  PART II



ITEM  5.   MARKET FOR  REGISTRANT'S COMMON  EQUITY AND  RELATED STOCKHOLDER
      MATTERS

     Information with respect to the principal market for the Registrant's common stock, stock prices and dividend information is set forth under the captions "Shareholder Information" and "Market Price and Dividend Data" of the Annual Report to shareholders for the fiscal year ended January 27, 1995, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     Information with respect to selected financial data of the Registrant is set forth under the caption "Selected Financial Data" of the Registrant's Annual Report to shareholders for the fiscal year ended January 27, 1995, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to the Registrant's financial condition, changes in financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to shareholders for fiscal year ended January 27, 1995, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)  Financial Statements

     The financial statements filed with this report are set forth in the "Index to Consolidated Financial Statements and Schedules" following Part IV hereof.

     (b)  Selected Quarterly Financial Data

     Information with respect to selected quarterly financial data of the Registrant is set forth under the caption "Selected Quarterly Financial Data" of the Registrant's Annual Report to shareholders for fiscal year ended January 27, 1995, a copy of which is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.




				    II-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 24, 1994, the Board of Directors of the Registrant appointed Price Waterhouse LLP as auditors for the three fiscal year period commencing with the Registrant's fiscal year ending January 27, 1995. The term of engagement of the Registrant's previous auditors, the firm of Coopers & Lybrand, expired at the conclusion of the fiscal year ended January 28, 1994. Price Waterhouse LLP was selected by the Board upon the recommendation of the Audit Committee following consideration of proposals submitted at the Committee's request by a number of independent accounting firms including, among others, Coopers & Lybrand and Price Waterhouse LLP.

     (a)  Previous independent accountants.

	  (i) The former accountants, Coopers & Lybrand, were not reappointed by the Registrant following the expiration of their term of engagement.

	  (ii) The reports of Coopers & Lybrand on the financial statements for the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for the change in accounting for income taxes in fiscal year ended January 31, 1992 referred to in the reports of Coopers & Lybrand.

	  (iii) The Registrant's Board of Directors approved the change of independent accountants upon the recommendation of the Audit Committee.

	  (iv) In connection with its audits for the two prior fiscal years and through May 24, 1994, there have been no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand would have caused them to make reference thereto in their report on the financial statements for such years.

	  (v) During the two prior fiscal years and through May 24, 1994, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

	  (vi) The Registrant requested and received a letter from Coopers & Lybrand addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of such letter, dated May 31, 1994, is filed as Exhibit 16.1 to Form 8-K dated May 24, 1994.


				    II-2
     (b)  New independent accountants.

	  (i) The Registrant engaged Price Waterhouse LLP as its new independent accountants as of May 24, 1994. During the two prior fiscal years and through May 24, 1994, the Registrant has not consulted with Price Waterhouse LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).













































				    II-3
				  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors

     Information with respect to Directors of the Registrant is set forth under the captions "Directors and Nominees for Election as Directors of the Company" and "Family Relationships Between Certain Directors" of the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement"), which has been filed with the Commission by the Registrant under Regulation 14A and the cited portion of which is incorporated herein by reference.

     (b)  Identification of Executive Officers

     Information with respect to Executive Officers of the Registrant is set forth under the caption "Executive Officers" and, with respect to Executive Officers who are also Directors is also set forth under the captions referred to in paragraph (a) above of this Item 10 of the Registrant's 1995 Proxy Statement, which has been filed with the Commission by the Registrant under Regulation 14A and the cited portions of which are incorporated herein by reference.

     (c)  Compliance with Section 16(a) of the Securities
	  Exchange Act of 1934

     The information required by Item 405 of Regulation S-K is furnished under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Registrant's 1995 Proxy Statement, which has been filed with the Commission under Regulation 14A and the cited portion of which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth under the caption "Executive Compensation and Other Information" of the Registrant's 1995 Proxy Statement. Except as hereinafter set forth, such information is deemed to have been filed with the Commission as a part of such Proxy Statement and is incorporated by reference herein. Notwithstanding anything to the contrary set forth in the Company's previous filings under the Securities Act of 1933, as amended (the "33 Act"), or the Securities Exchange Act of 1934, as amended (the "34 Act"), that might incorporate future filings including the Proxy Statement or this Report on Form 10-K, the "Compensation Committee Report on Executive Compensation" and the section captioned "Shareholder Return" of the 1995 Proxy Statement are specifically excluded from the portions of the 1995 Proxy Statement incorporated by reference herein or into any other filing under the 33 Act or the 34 Act.





				   III-1
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as of March 24, 1995 with respect to persons known to management of the Registrant to be the beneficial owners of more than 5% of the outstanding common stock of the Registrant and information with respect to the security ownership of management of the Registrant is set forth under the captions "Ownership of Securities by Certain Beneficial Owners" and "Ownership of Securities by Officers and Directors" of the Registrant's 1995 Proxy Statement, filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth under the caption "Certain Transactions with Management" of the Registrant's 1995 Proxy Statement, which has been filed with the Commission pursuant to Regulation 14A and the cited portion of which is incorporated herein by reference.




































				   III-2
				  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
	  ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules

     Financial statements and financial statement schedules required to be filed by item 8 of this Form 10-K are listed in a separately designated section submitted below, except for the report of predecessor independent accountants which is included at the end of Part IV. Exhibits are listed in subparagraph (c) below.

     (b)  Reports on Form 8-K

     During the quarter ended January 27, 1995, the Registrant filed a Current Report on Form 8-K dated January 3, 1995, which reported under Item 5 (Other Events) that the Registrant, pursuant to an Asset Purchase
Agreement dated October 20, 1994 with The Treaty Company ("Treaty"), acquired all of those assets operated by Treaty through its operating division known as the Treaty Distribution Group.

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

	  3.1 Articles of incorporation, as amended, filed as Exhibit 3.1 to Form 10-Q for the quarter ended July 31, 1994.

	  3.2 Composite By-Laws, as amended, filed as Exhibit 3.2 to Form 10-Q for the quarter ended July 31, 1994.

     (4) Instruments defining the rights of security holders, including indentures.

	  4.1  Specimen  Stock  Certificate  representing  shares   of  the
	       Registrant's common stock, $1.00 par value, filed as Exhibit
	       4.2 to Form 10-Q for the quarter ended October 31, 1984.





				    IV-1
	  4.2  Trust Indenture dated May 1, 1986 between the Registrant and
	       J. Henry Schroder Bank & Trust Company, as Trustee for the holders of the 7% Convertible Subordinated Debentures, filed as Exhibit 4(b) to Registration No. 33-4714.

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





				    IV-2
	       (d) Lease agreement dated June 1, 1987, between Hughes, Inc. and the Registrant, for additional Sarasota property, filed as Exhibit 10.1(j) to Form 10-K for the fiscal year ended January 29, 1988.

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

	  10.4 Directors' Stock  Option Plan, as amended,  filed as Exhibit
	       10.4 to Form 10-Q for the quarter ended July 31, 1994.

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






				    IV-3
	  10.9 Senior Executives' Long-Term Incentive Bonus Plan, including the senior executives' long-term incentive bonus plan for fiscal year 1997 (the "1997 Performance Plan") and the senior executives' long-term incentive bonus plan for fiscal year 1998 (the "1998 Performance Plan") incorporated by reference therein.

	 10.10 Lease Agreement dated June 30, 1994 between
	       Donald C. Martin and Electrical Distributors, Inc.

     (11) Statement re computation of per share earnings.

	  11.1 Summary schedule of earnings per share calculations.

     (12) Statement re computation of ratios.  Not applicable.

     (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

	  13.1 Information incorporated by reference into Form 10-K from the Annual Report to shareholders for the fiscal year ended January 27, 1995.

     (16) Letter re change in certifying accountant.

	  16.1 Letter from Coopers & Lybrand, filed as Exhibit 16.1 to Form 8-K dated May 24, 1994.

     (18) Letter re change in accounting principles.  Not applicable.

     (21) Subsidiaries of the Registrant.

	  21.1 Subsidiaries of the Registrant.

     (22) Published report regarding matters submitted to vote of security holders. Not applicable.

     (23) Consents of experts and counsel.

	  23.1 Consent of Price Waterhouse LLP.

	  23.2 Consent of Coopers & Lybrand L.L.P.

     (24) Power of attorney.  Not applicable.

     (27) Financial data schedule.

	  27.1 Financial Data Schedule (filed electronically only).

     (99) Additional exhibits.

	  99.1 Location of facilities.




				    IV-4
     (d)  Financial Statement Schedules

     Financial statements and financial statement schedules required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.












































				    IV-5
SIGNATURES

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

Date:  April 21, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David H. Hughes                     /s/ Clifford M. Hames
David H. Hughes                         Clifford M. Hames
April 21, 1995                          April 21, 1995
(Director)                              (Director)


/s/ John D. Baker, II                   /s/ Russell V. Hughes
John D. Baker, II                       Russell V. Hughes
April 21, 1995                          April 21, 1995
(Director)                              (Director)


/s/ Robert N. Blackford                 /s/ Vincent S. Hughes
Robert N. Blackford                     Vincent S. Hughes
April 21, 1995                          April 21, 1995
(Director)                              (Director)


/s/ John B. Ellis                       /s/ Herman B. McManaway
John B. Ellis                           Herman B. McManaway
April 21, 1995                          April 21, 1995
(Director)                              (Director)


/s/ A. Stewart Hall, Jr.                /s/ Donald C. Martin
A. Stewart Hall, Jr.                    Donald C. Martin
April 21, 1995                          April 21, 1995
(Director)                              (Director)

				    IV-6



REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
Hughes Supply, Inc.

We have audited the accompanying consolidated balance sheet of Hughes Supply, Inc. and subsidiaries as of January 28, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years ended January 28, 1994 and January 29, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hughes Supply, Inc. and subsidiaries as of January 28, 1994, and the consolidated results of their operations and their cash flows for the fiscal years ended January 28, 1994 and January 29, 1993, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand

Orlando, Florida
March 17, 1994



















			    HUGHES SUPPLY, INC.

	  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries included in the Annual Report of the Registrant to its shareholders for the year ended January 27, 1995, are incorporated by reference:

						       Annual
						       Report
							Page



     Report of Independent Certified
      Public Accountants                                 12

     Consolidated Statements of Income
      for the years ended January 27, 1995,
      January 28, 1994 and January 29, 1993              13

     Consolidated Balance Sheets as of
      January 27, 1995 and January 28, 1994              14

     Consolidated Statements of Shareholders'
      Equity for the years ended January 27,
      1995, January 28, 1994 and January 29, 1993        16

     Consolidated Statements of Cash Flows for
      the years ended January 27, 1995,
      January 28, 1994 and January 29, 1993              17

     Notes to Consolidated Financial Statements          18

Except for the report of predecessor independent accountants which is included in Part IV above, all other financial statements and schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes.



















		  INDEX OF EXHIBITS FILED WITH THIS REPORT



10.9      Senior Executives' Long-Term Incentive Bonus Plan.

10.10 Lease Agreement dated June 30, 1994 between Donald C. Martin and Electrical Distributors, Inc.

11.1      Summary schedule of earnings per share calculations.

13.1 Information incorporated by reference into Form 10-K from the Annual Report to shareholders for fiscal year ended January 27, 1995.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Price Waterhouse LLP.

23.2      Consent of Coopers & Lybrand L.L.P.

27.1      Financial data schedule (filed electronically only).

99.1      Location of facilities.