Form 10-Q
period 1995-04-30
HUGHES SUPPLY INC
filed 1995-06-09
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from .........to........

Commission File No. 001-08772


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

YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of May 16, 1995
     $1 Par Value                       6,251,920




                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index




                                                            Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          April 30, 1995 and January 27, 1995               3 - 4

          Consolidated Statements of Income for
          the Three Months Ended April 30, 1995
          and 1994                                          5

          Consolidated Statements of Cash Flows for the
          Three Months Ended April 30, 1995 and 1994        6

          Notes to Consolidated Financial Statements        7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                     8 - 9


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                  10 - 13

          Signatures                                        14

          Index of Exhibits Filed with This Report          15











                                Page 2

                          HUGHES SUPPLY, INC.


                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Balance Sheets
(dollars in thousands)

                                             April 30,     January 27,
                                                1995          1995
                                             -----------  ------------
                                             (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                 $     1,447     $   3,192
  Accounts receivable, less allowance for
    losses of $5,362 and $4,787                 139,471       122,143
  Inventories                                   123,774       119,686
  Deferred income taxes                           9,437         8,921
  Other current assets                            4,966         6,479
                                              ---------     ---------
      Total current assets                      279,095       260,421
                                              ---------     ---------

Property, Plant and Equipment, at cost:
  Land                                           13,491        13,360
  Buildings and improvements                     43,737        41,776
  Transportation equipment                       19,368        19,409
  Furniture, fixtures and equipment              20,312        19,738
  Property under capital leases                  10,794        10,794
                                              ---------     ---------
      Total                                     107,702       105,077
  Less accumulated depreciation and
    amortization                                (53,144)      (51,846)
                                              ---------     ---------
      Net property, plant and equipment          54,558        53,231
                                              ---------     ---------

Deferred Income Taxes                             2,096         1,999
Other Assets                                     21,060        13,242
                                              ---------     ---------
                                              $ 356,809     $ 328,893
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.




                                Page 3
                          HUGHES SUPPLY, INC.


Consolidated Balance Sheets - continued
(dollars in thousands)
                                             April 30,     January 27,
                                                1995          1995
                                             -----------   -----------
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt         $     1,063   $     1,019
  Accounts payable                               85,211        71,563
  Accrued compensation and benefits               7,364         9,723
  Other current liabilities                      17,552        12,795
                                              ---------     ---------
      Total current liabilities                 111,190        95,100
                                              ---------     ---------
Long-Term Debt, less current portion:
  Notes and subordinated debentures             103,637        97,857
  Capital lease obligations                       2,782         3,061
                                              ---------     ---------
      Total long-term debt                      106,419       100,918
                                              ---------     ---------
Other Noncurrent Liabilities                      1,640         1,540
                                              ---------     ---------
      Total liabilities                         219,249       197,558
                                              ---------     ---------
Shareholders' Equity:
  Preferred stock                                    -             -
  Common stock-6,320,196 and
   6,148,599 shares issued                        6,320         6,149
  Capital in excess of par value                 41,166        37,722
  Retained earnings                              91,132        89,152
                                              ---------     ---------
                                                138,618       133,023
  Less treasury stock-68,276 and
   108,988 shares, at cost                       (1,058)       (1,688)
                                              ---------     ---------
      Total shareholders' equity                137,560       131,335
                                              ---------     ---------
                                              $ 356,809     $ 328,893
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.







                                Page 4
                          HUGHES SUPPLY, INC.


Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                          Three months ended April 30,
                                                 1995         1994
                                             -----------   -----------

Net Sales                                     $ 233,765     $ 183,901
Cost of Sales                                   186,188       147,500
                                              ---------     ---------
Gross Profit                                     47,577        36,401
                                              ---------     ---------
Operating Expenses:
  Selling, general and administrative            39,888        30,371
  Depreciation and amortization                   2,238         2,049
  Provision for doubtful accounts                   463           685
                                              ---------     ---------
    Total operating expenses                     42,589        33,105
                                              ---------     ---------
Operating Income                                  4,988         3,296
                                              ---------     ---------
Non-Operating Income and (Expenses):
  Interest income                                   677           556
  Interest expense                               (1,735)       (1,135)
  Other, net                                        190           187
                                              ---------     ---------
                                                   (868)         (392)
                                              ---------     ---------
Income Before Income Taxes                        4,120         2,904
Income Taxes                                      1,669         1,234
                                              ---------     ---------
Net Income                                    $   2,451     $   1,670
                                              =========     =========
Earnings Per Share:
  Primary                                     $     .39     $     .32
                                              =========     =========
  Fully Diluted                               $     .39     $     .31
                                              =========     =========
Average Shares Outstanding:
  Primary                                         6,217         5,245
                                              =========     =========
  Fully Diluted                                   6,223         5,984
                                              =========     =========
Dividends Per Share                           $     .07     $     .05
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)
                                          Three months ended April 30,
                                                 1995           1994
                                             -----------      --------

Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers              $ 219,176     $ 181,245
    Cash paid to suppliers and employees       (216,625)     (175,732)
    Interest received                               677           556
    Interest paid                                (1,713)         (872)
    Income taxes paid                              (627)         (784)
                                              ---------     ---------
      Net cash provided by
        operating activities                        888         4,413
                                              ---------     ---------
  Cash flows from investing activities:
    Proceeds from sale of property,
      plant and equipment                           209           173
    Capital expenditures                         (2,829)       (2,966)
    Business acquisitions, net of cash           (4,532)           -
                                              ---------     ---------
      Net cash used in
        investing activities                     (7,152)       (2,793)
                                              ---------     ---------
  Cash flows from financing activities:
    Net borrowing (payments) under
      short-term debt arrangements                5,075        (1,566)
    Principal payments on:
      Long-term notes                               (60)          (55)
      Capital lease obligations                    (199)         (181)
    Proceeds from issuance of common
      shares under stock option plans                84           517
    Purchase of common shares                       (19)         (210)
    Dividends paid                                 (362)         (233)
                                              ---------     ---------
      Net cash provided by (used in)
        financing activities                      4,519        (1,728)
                                              ---------     ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents                               (1,745)         (108)

Cash and Cash Equivalents:
  Beginning of period                             3,192         1,078
                                              ---------     ---------
  End of period                               $   1,447     $     970
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (unaudited) (dollars in thousands)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
     (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1995 and January 27, 1995, the results of operations and cash flows for the three months ended April 30, 1995 and 1994.

2. During the three months ended April 30, 1995, the Company acquired three wholesale distributors of materials to the construction industry for cash and common stock. These acquisitions have been accounted for as purchases and did not have a material effect on the consolidated financial statements. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

3. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                        Three months ended April 30,
                                             1995           1994
                                          ----------     ----------

     Net income                           $    2,451     $    1,670
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                           1,901          1,839
        Amortization                             337            210
        Provision for doubtful accounts          463            685
        Gain on sale of property,
          plant and equipment                   (134)          (116)
        Undistributed (earnings) losses
          of affiliate                            37            (15)
     Changes in assets and liabilities,
      net of effects of acquisitions:
        (Increase) decrease in:
          Accounts receivable                (14,682)        (2,712)
          Inventories                            470         (9,721)
          Other current assets                 1,541          1,475
          Other assets                        (1,074)           386
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                           8,414          9,935
          Accrued interest and income
            taxes                              1,677          1,101
          Other noncurrent liabilities           100             64
        Increase in deferred income taxes       (613)          (388)
                                          ----------     ----------
     Net cash provided by
      operating activities                $      888     $    4,413
                                          ==========     ==========

                          HUGHES SUPPLY, INC.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months Ended April 30, 1995 as Compared to the Three Months Ended April 30, 1994


Net sales reached a record $233.8 million for the first quarter ended April 30, 1995, a 27% increase over the prior year. Newly-opened and acquired wholesale outlets accounted for approximately $26 million of the increase in sales. Same store sales were up 13%. Construction markets in the Southeast were strong during the quarter, while mild winter weather conditions in the Midwest favorably impacted sales from that area. The Company continues to expect that construction activity will remain strong during all of fiscal 1996 and its sales will increase.

Gross margins for the three months ended April 30, 1995 and 1994 were 20.4% and 19.8%, respectively. The improvement in gross margins is due to heightened construction activity as well as purchasing economies from increased volume. Higher sales and improved gross margin resulted in a 31% increase in gross profit to $47.6 million.

Operating expenses as a percentage of net sales were 18.2% and 18.0% for the three months ended April 30, 1995 and 1994, respectively.
Operating expenses increased to $42.6 million for the first quarter ended April 30, 1995 from $33.1 million in the prior year's first quarter. Approximately 47% of the increase in operating expenses is attributable to recent acquisitions and newly-opened wholesale outlets. Higher insurance and transportation costs were primarily responsible for operating expenses increasing over expected amounts (due to sales growth) in existing operations. Labor costs associated with new product offerings (i.e. primarily pool supplies) and the seasonality of newly-acquired companies have also contributed to higher operating expenses as a percentage of net sales. As sales of the new products develop and as the newly-acquired companies enter their peak season (second and third quarter), the percentage of operating expenses to net sales should decline.

Interest expense increased $.6 million to $1.7 million for the quarter ended April 30, 1995. Higher interest rates were responsible for approximately 85% of the increase.

Net income reached a first-quarter record $2.5 million compared to $1.7 million for the prior year first quarter. Fully-diluted earnings per share for the quarter increased to $.39 compared to $.31 in the prior year.



                                Page 8
Liquidity and Capital Resources

Working capital at April 30, 1995 amounted to $167.9 million compared to $165.3 million at January 27, 1995. The working capital ratio was 2.51 to 1 and 2.74 to 1 as of April 30, 1995 and January 27, 1995, respectively. Annualized inventory turnover was 6.1 and 6.0 times for the three months ended April 30, 1995 and 1994, respectively.
Annualized accounts receivable turnover for these periods was 6.9 and
7.1 times, respectively. The Company typically becomes more leveraged in expansionary periods. Consequently, higher levels of inventories and receivables, trade payables and debt are required to support the growth.

Net cash flow provided by operations was $.9 million for the three months ended April 30, 1995 versus $4.4 million in last year's first quarter. The change is primarily due to fluctuations in accounts receivable and inventories, which has resulted from the Company's growth.

Cash payments for business acquisitions totaled $4.5 million for the three months ended April 30, 1995. Funding was provided by borrowing
under existing credit arrangements.   Additionally, approximately
207,000 shares of common stock valued at $4.1 million were issued for the acquisitions. The acquisitions were for wholesale distributors of construction materials, pool equipment and supplies, and water systems with facilities in Pennsylvania, Ohio, Georgia, Alabama and South Carolina. These operations are expected to positively impact results of operations over the remainder of the fiscal year.

Expenditures for property and equipment were $2.8 million for the quarter ended April 30, 1995 compared to $3.0 million for the prior year first quarter. It is now estimated that these expenditures will be approximately $10 million for fiscal year 1996.

The Company continues to maintain sufficient borrowing capacity to take advantage of growth and business acquisition opportunities. As of April 30, 1995, approximately $34 million is available under its existing credit facilities (subject to borrowing limitations under long-term debt covenants). These resources are sufficient to fund ongoing operating requirements. Future expansion will continue to be financed on a project-by-project basis through additional borrowing or, as circumstances allow, through the issuance of common stock.















                                Page 9

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

               4.2 Resolution Approving and Implementing Shareholder Rights Plan filed as Exhibit 4.4 to Form 8-K dated May 17, 1988.

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

                    (b)  Leases effective March 31, 1988, filed as
                         exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989;

                            Sub-Item    Property

                              (1)       Clearwater
                              (2)       Daytona Beach
                              (3)       Fort Pierce



                                Page 10
                              (4)       Lakeland
                              (5)       Lakeland - Lightstyle
                              (6)       Leesburg
                              (7)       Orlando Electrical Operation
                              (8)       Orlando Plumbing Operation
                              (9)       Orlando Utility Warehouse
                              (10)      St. Petersburg
                              (11)      Sarasota
                              (12)      Venice
                              (13)      Winter Haven

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


                                Page 11
               10.6 Lease Agreement dated June 30, 1993 between Donald C. Martin and Electrical Distributors, Inc., filed as Exhibit 10.6 to Form 10-K for fiscal year ended January 28, 1994.

               10.7 Consulting Agreement dated June 30, 1993 between Hughes Supply, Inc. and Donald C. Martin, filed as Exhibit 10.7 to Form 10-K for fiscal year ended January 28, 1994.

               10.8 Written description of senior executives' long-term incentive bonus plan for fiscal year 1996 incorporated by reference to the description of the bonus plan set forth under the caption "Approval of the Stock Award Provisions for Fiscal Year 1996" on pages 26 and 27 of the Registrant's Proxy Statement Annual Meeting of Shareholders To Be Held May 24, 1994.

               10.9 Senior Executives' Long-Term Incentive Bonus Plan, including the senior executives' long-term incentive bonus plan for fiscal year 1997 (the "1997 Performance Plan") and the senior executives' long-term incentive bonus plan for fiscal year 1998 (the "1998 Performance Plan") incorporated by reference therein, filed as
                         Exhibit 10.9 to Form 10-K for the fiscal year ended January 27, 1995.

               10.10 Lease Agreement dated June 30, 1994 between Donald C. Martin and Electrical Distributors, Inc., filed as Exhibit 10.10 to Form 10-K for the fiscal year ended January 27, 1995.

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



                                Page 12
          (27) Financial data schedule.

               27.1 Financial Data Schedule (filed electronically only).

          (99) Additional exhibits - not applicable.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended April 30, 1995.













































                                Page 13
                          HUGHES SUPPLY, INC.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: May 31, 1995                      By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer





































                                Page 14
               INDEX OF EXHIBITS FILED WITH THIS REPORT


11.1      Summary schedule of earnings per share calculations.

27.1      Financial Data Schedule (filed electronically only).


















































                                Page 15