Form 10-Q
period 1995-07-31
HUGHES SUPPLY INC
filed 1995-09-11
CIK 49029

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



          (Mark One)

          [X] QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1995

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

          YES  [X]    NO  [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Common Stock             Outstanding as of August 14, 1995
               $1 Par Value                       6,549,837

                                 HUGHES SUPPLY, INC.

                                      FORM 10-Q

                                        Index


                                                                 Page No.

                           Part I.  Financial Information


        Item 1.   Financial Statements

                  Consolidated Balance Sheets as of
                  July 31, 1995 and January 27, 1995                3 - 4

                  Consolidated Statements of Income for
                  the Three Months Ended July 31, 1995
                  and 1994                                          5

                  Consolidated Statements of Income for the
                  Six Months Ended July 31, 1995 and 1994           6

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended July 31, 1995 and 1994           7

                  Notes to Consolidated Financial Statements        8 - 9


        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations                                     10 - 12


                             Part II.  Other Information


        Item 4.   Submission of Matters to a Vote of Security
                  Holders                                           13

        Item 6.   Exhibits and Reports on Form 8-K                  13 - 17

                  Signatures                                        18

                  Index of Exhibits Filed with This Report          19

                                 HUGHES SUPPLY, INC.


                            PART I.  FINANCIAL INFORMATION


        Item 1.  Financial Statements

        Consolidated Balance Sheets
        (dollars in thousands)

                                                     July 31,     January 27,
                                                       1995          1995
                                                    -----------  ------------
                                                    (unaudited)
        ASSETS
        Current Assets:
         Cash and cash equivalents                 $     2,802     $   3,192
         Accounts receivable, less allowance for
           losses of $6,334 and $4,787                 137,149       122,143
         Inventories                                   121,137       119,686
         Deferred income taxes                           9,886         8,921
         Other current assets                            3,408         6,479
                                                     ---------     ---------
             Total current assets                      274,382       260,421
                                                     ---------     ---------

        Property, Plant and Equipment, at cost:
         Land                                           13,482        13,360
         Buildings and improvements                     45,253        41,776
         Transportation equipment                       19,403        19,409
         Furniture, fixtures and equipment              20,654        19,738
         Property under capital leases                  10,794        10,794
                                                     ---------     ---------
             Total                                     109,586       105,077
         Less accumulated depreciation and
           amortization                                (54,018)      (51,846)
                                                     ---------     ---------
             Net property, plant and equipment          55,568        53,231
                                                     ---------     ---------

        Deferred Income Taxes                            2,148         1,999
        Other Assets                                    20,624        13,242
                                                     ---------     ---------
                                                     $ 352,722     $ 328,893
                                                     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 HUGHES SUPPLY, INC.

                                (dollars in thousands)

                                                     July 31,     January 27,
                                                       1995          1995
                                                    -----------   -----------
                                                    (unaudited)
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
         Current portion of long-term debt         $     1,031   $     1,019
         Accounts payable                               71,771        71,563
         Accrued compensation and benefits               9,833         9,723
         Other current liabilities                      15,214        12,795
                                                     ---------     ---------
             Total current liabilities                  97,849        95,100
                                                     ---------     ---------
        Long-Term Debt, less current portion:
         Notes and subordinated debentures             109,196        97,857
         Capital lease obligations                       2,583         3,061
                                                     ---------     ---------
             Total long-term debt                      111,779       100,918
                                                     ---------     ---------
        Other Noncurrent Liabilities                     1,742         1,540
                                                     ---------     ---------
             Total liabilities                         211,370       197,558
                                                     ---------     ---------

        Commitments and Contingencies

        Shareholders' Equity:
         Preferred stock                                    -             -
         Common stock-6,318,048 and
          6,148,599 shares issued                        6,318         6,149
         Capital in excess of par value                 41,152        37,722
         Retained earnings                              94,856        89,152
                                                     ---------     ---------
                                                       142,326       133,023
         Less treasury stock-62,841 and
           108,988 shares, at cost                        (974)       (1,688)
                                                     ---------     ---------
             Total shareholders' equity                141,352       131,335
                                                     ---------     ---------
                                                     $ 352,722     $ 328,893
                                                     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 HUGHES SUPPLY, INC.

                    Consolidated Statements of Income (unaudited)
                        (in thousands, except per share data)

                                                   Three months ended July 31,
                                                        1995         1994
                                                    -----------   -----------

        Net Sales                                    $ 260,474     $ 202,619
        Cost of Sales                                  207,574       161,663
                                                     ---------     ---------
        Gross Profit                                    52,900        40,956
                                                     ---------     ---------
        Operating Expenses:
         Selling, general and administrative            41,805        32,706
         Depreciation and amortization                   2,314         2,093
         Provision for doubtful accounts                   726           727
                                                     ---------     ---------
           Total operating expenses                     44,845        35,526
                                                     ---------     ---------
        Operating Income                                 8,055         5,430
                                                     ---------     ---------
        Non-Operating Income and (Expenses):
         Interest and other income, net                  1,193           700
         Interest expense                               (1,943)       (1,119)
                                                     ---------     ---------
                                                          (750)         (419)
                                                     ---------     ---------
        Income Before Income Taxes                       7,305         5,011
        Income Taxes                                     3,075         2,003
                                                     ---------     ---------
        Net Income                                   $   4,230     $   3,008
                                                     =========     =========
        Earnings Per Share:
         Primary                                     $     .66     $     .51
                                                     =========     =========
         Fully diluted                               $     .66     $     .51
                                                     =========     =========
        Average Shares Outstanding:
         Primary                                         6,385         5,943
                                                     =========     =========
         Fully diluted                                   6,401         5,943
                                                     =========     =========
        Dividends Per Share                          $     .07     $     .05
                                                     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 HUGHES SUPPLY, INC.

                    Consolidated Statements of Income (unaudited)
                        (in thousands, except per share data)

                                                    Six months ended July 31,
                                                        1995         1994
                                                    -----------   -----------

        Net Sales                                    $ 494,239     $ 386,520
        Cost of Sales                                  393,762       309,163
                                                     ---------     ---------
        Gross Profit                                   100,477        77,357
                                                     ---------     ---------
        Operating Expenses:
         Selling, general and administrative            81,693        63,077
         Depreciation and amortization                   4,552         4,142
         Provision for doubtful accounts                 1,189         1,412
                                                     ---------     ---------
           Total operating expenses                     87,434        68,631
                                                     ---------     ---------
        Operating Income                                13,043         8,726
                                                     ---------     ---------
        Non-Operating Income and (Expenses):
         Interest and other income, net                  2,060         1,443
         Interest expense                               (3,678)       (2,254)
                                                     ---------     ---------
                                                        (1,618)         (811)
                                                     ---------     ---------
        Income Before Income Taxes                      11,425         7,915
        Income Taxes                                     4,744         3,237
                                                     ---------     ---------
        Net Income                                   $   6,681     $   4,678
                                                     =========     =========
        Earnings Per Share:
         Primary                                     $    1.06     $     .84
                                                     =========     =========
         Fully diluted                               $    1.06     $     .81
                                                     =========     =========
        Average Shares Outstanding:
         Primary                                         6,299         5,596
                                                     =========     =========
         Fully diluted                                   6,321         5,961
                                                     =========     =========
        Dividends Per Share                          $     .14     $     .10
                                                     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 HUGHES SUPPLY, INC.

                  Consolidated Statements of Cash Flows (unaudited)
                                    (in thousands)
                                                    Six months ended July 31,
                                                        1995           1994
                                                    -----------   -----------

        Increase (Decrease) in Cash and Cash
         Equivalents:
         Cash flows from operating activities:
           Cash received from customers              $ 481,450     $ 375,082
           Cash paid to suppliers and employees       (472,033)     (375,816)
           Interest received                             1,501         1,108
           Interest paid                                (3,457)       (1,731)
           Income taxes paid                            (7,191)       (2,139)
                                                     ---------     ---------
             Net cash provided by (used in)
               operating activities                        270        (3,496)
                                                     ---------     ---------
         Cash flows from investing activities:
           Proceeds from sale of property, plant
             and equipment                                 553           446
           Capital expenditures                         (6,110)       (6,788)
           Business acquisitions, net of cash           (4,532)         (905)
                                                     ---------     ---------
             Net cash used in
               investing activities                    (10,089)       (7,247)
                                                     ---------     ---------
         Cash flows from financing activities:
           Net borrowing under
             short-term debt arrangements               11,386        12,701
           Principal payments on:
             Long-term notes                              (844)         (106)
             Capital lease obligations                    (398)         (363)
           Proceeds from issuance of common shares
             under stock option plans                      150           528
           Purchase of common shares                       (65)         (210)
           Dividends paid                                 (800)         (523)
                                                     ---------     ---------
             Net cash provided by
               financing activities                      9,429        12,027
                                                     ---------     ---------
        Net Increase (Decrease) in Cash and
          Cash Equivalents                                (390)        1,284
        Cash and Cash Equivalents:
         Beginning of period                             3,192         1,078
                                                     ---------     ---------
         End of period                               $   2,802     $   2,362
                                                     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 HUGHES SUPPLY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (unaudited) (dollars in thousands, except per share data)

        1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 31, 1995, the results of operations for the three months and six months ended July 31, 1995 and 1994, and cash flows for the six months then ended.

        2. During the six months ended July 31, 1995, the Company acquired several wholesale distributors of materials to the construction industry for cash and common stock. These acquisitions have been accounted for as purchases and did not have a material effect on the consolidated financial statements. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

        3. On August 1, 1995 the Company acquired all the common stock of Moore Electric Supply, Inc. ("Moore") in exchange for approximately 291,000 shares of the Company's common stock. Moore is a wholesale distributor of electrical products with five outlets in North Carolina and South Carolina. The merger will be accounted for as a pooling of interests and, accordingly, historical financial data will be restated to include Moore. The following pro forma data summarizes the combined results of operations of the Company and Moore as though the merger had occurred at the beginning of fiscal year 1995.

                                                 Three months ended July 31,
                                                     1995           1994
                                                 -----------    -----------

             Net sales                            $ 277,913      $ 216,621
             Net income                               4,780          3,154
             Earnings per share:
                Primary                                 .71            .51
                Fully diluted                           .71            .51


                                                  Six months ended July 31,
                                                     1995           1994
                                                 -----------    -----------

             Net sales                            $ 526,535      $ 413,124
             Net income                               7,604          4,891
             Earnings per share:
                Primary                                1.15            .83
                Fully diluted                          1.15            .81

                                 HUGHES SUPPLY, INC.

              (unaudited) (dollars in thousands, except per share data)

        4. On July 31, 1995, the Company's revolving credit and line of credit agreement with a group of banks was amended. The agreement, as amended, now permits the Company to borrow up to $160,000 (subject to borrowing limitations under the agreement) - $125,000 long-term, expiring June 30, 1998, and $35,000 line of credit convertible to a term note due two years from conversion date.

        5. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                                  Six months ended July 31,
                                                     1995           1994
                                                  ----------     ----------

             Net income                           $    6,681     $    4,678
             Adjustments to reconcile net
              income to net cash provided by
              (used in) operating activities:
                Depreciation                           3,854          3,718
                Amortization                             698            424
                Provision for doubtful accounts        1,189          1,412
                (Gain) on sale of property,
                  plant and equipment                   (308)          (154)
                Undistributed (earnings) losses
                  of affiliate                            46            (65)
             Changes in assets and liabilities:
              net of effects of acquisitions:
                (Increase) decrease in:
                  Accounts receivable                (13,086)       (11,554)
                  Inventories                          3,107        (14,410)
                  Other current assets                 3,099          2,635
                  Other assets                          (860)           326
                Increase (decrease) in:
                  Accounts payable and accrued
                    expenses                          (2,126)         7,730
                  Accrued interest and income
                    taxes                             (1,112)         2,836
                  Other noncurrent liabilities           202            143
              Decrease (increase) in deferred
                income taxes                          (1,114)        (1,215)
                                                  ----------     ----------
             Net cash provided by (used in)
              operating activities                $      270     $   (3,496)
                                                  ==========     ==========

                                 HUGHES SUPPLY, INC.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Material Changes in Results of Operations

        Net Sales:

        Net sales were $260.5 million for the quarter ended July 31, 1995, an increase of 29% over the prior year second quarter. Net sales for the six months were $494.2 million which was 28% ahead of last year. Although the economy has been slowing throughout much of the
        Southeast, commercial and industrial construction activity has improved over the past two years. Newly-acquired and opened wholesale outlets provided 20 and 17 percentage points of the 29% and 28% increases for the three and six month periods, respectively.

        Management expects commercial construction activity to continue at current levels and believes that recent declines in interest rates should positively impact residential construction for the remainder of the year which should have a positive impact on the Company's results.

        Gross Profit:

        Gross profit and gross margin for the three and six months ended July 31, 1995 and 1994 were as follows (dollars in thousands):

                                                    1995                           1994
                                           Gross            Gross        Gross             Gross             Variance
                                           Profit           Margin       Profit            Margin      Amount          %
               Three months ended        $  52,900           20.3%     $  40,956            20.2%     $ 11,944       29.2%
               Six months ended          $ 100,477           20.3%     $  77,357            20.0%     $ 23,120       29.9%

        The improvement in gross margins continues to be due to heightened construction activity as well as purchasing economies from increased volume.

        Operating Expenses:

        Operating expenses for the three and six month periods ended July 31, 1995 and 1994 were as follows (dollars in thousands):

                                                    1995                          1994
                                                            % of                           % of              Variance
                                           Amount         Net Sales      Amount         Net Sales      Amount          %
               Three months ended        $  44,845           17.2%     $  35,526            17.5%     $  9,319       26.2%
               Six months ended          $  87,434           17.7%     $  68,631            17.8%     $ 18,803       27.4%

        Approximately 19 and 15 percentage points of the 26% and 27% increases in operating expenses for the three and six months ended July 31, 1995, respectively, are attributable to recent acquisitions and newly-opened wholesale outlets. Higher insurance and transportation costs continue to be primarily responsible for operating expenses increasing over expected amounts (due to sales growth) in existing operations. Labor costs associated with new product offerings (i.e. primarily pool supplies) has also contributed to higher operating expenses. As sales of the new products develop, the percentage of operating expenses to net sales should show further improvement.

        Non-Operating Income and Expenses:

        Interest expense increased from $1.1 million for the three months ended July 31, 1994 to $1.9 million for the three months ended July 31, 1995. Approximately 32% of the increase is attributable to higher interest rates. Higher average borrowing resulting from growth accounted for 68% of the increase.

        Interest expense for the six months ended July 31, 1995 was $3.7 million compared to $2.3 million in the prior year. Higher interest rates were responsible for approximately 54% of the increase and higher borrowing levels for the remainder.

        Income Taxes:

        The effective tax rates for the three and six months ended July 31, 1995 and 1994 were as follows:

                                                 1995           1994

             Three months ended                  42.1%          40.0%
             Six months ended                    41.5%          40.9%

        The change in rates is due to fluctuations of nondeductible expenses.

        Net Income:

        Net income for the second quarter increased 41% to $4.2 million. Fully-diluted earnings per share for the second quarter were $.66 compared to $.51 in the prior year. For the six months ended July 31, 1995 net income reached $6.7 million, a 43% increase over the six months ended July 31, 1994. Fully-diluted earnings per share for the six months ended July 31, 1995 and 1994 were $1.06 and $.81, respectively.


        Liquidity and Capital Resources

        The Company continues to maintain greater than 75% of total assets as current assets. Working capital at July 31, 1995 amounted to $176.5 million compared to $165.3 million at January 27, 1995. The working capital ratio remained relatively unchanged - 2.8 to 1 at July 31, 1995 compared to 2.7 to 1 at January 27, 1995. Accounts receivable and inventories at July 31, 1995 were $15.0 million and $1.5 million higher, respectively, than at January 27, 1995. Despite these increases, turnover for these assets improved. Inventory turnover was 6.5 and
        6.1 times for the six months ended July 31, 1995 and 1994, respectively. Accounts receivable turnover for these periods was 7.3 and 7.2 times, respectively.

        Cash payments for business acquisitions totaled $4.5 million for the six months ended July 31, 1995. Funding was provided by borrowing under existing credit arrangements. In addition, approximately 207,000 shares of common stock valued at $4.1 million were issued for the acquisitions. The acquisitions were for wholesale distributors of electrical, electric utility, pool equipment and supplies, and water systems with facilities in Pennsylvania, Ohio, Georgia, Alabama and South Carolina. These operations are expected to positively impact results of operations over the remainder of the fiscal year. The Company completed the acquisition of Moore Electric Supply, Inc. on August 1, 1995 (see Note 3 of the Notes to Consolidated Financial Statements). This acquisition will be accounted for as a pooling of interests in the Company's third quarter.

        Expenditures for property and equipment were $6.1 million for the six months ended July 31, 1995 compared to $6.8 million for the six months ended July 31, 1994. These expenditures are expected to be approximately $10 million for fiscal year 1996.

        The Company's bank financing has been amended to increase the Company's borrowing capacity. It now consists of $160 million unsecured credit facility, which includes a $125 million long-term revolving credit facility and a $35 million line of credit convertible to a term note, as well as a $6 million short-term line of credit. The Company's financial condition remains strong and the Company has the resources necessary, with approximately $59 million in unused debt capacity (subject to borrowing limitations under long-term debt covenants), to take advantage of growth and business acquisition opportunities and to fund ongoing operating requirements. Future expansion will continue to be financed on a project-by-project basis through additional borrowing, or, as circumstances allow, through the issuance of common stock.

                                 HUGHES SUPPLY, INC.

                             PART II.  OTHER INFORMATION


        Item 4.   Submission of Matters to a Vote of Security Holders

                  (a)  Annual  Meeting of  Shareholders.   The Company's  1995
                       Annual Meeting of Shareholders (the "Annual Meeting") was held on May 23, 1995.

                  (b) Election of Directors. Proxies for the Annual Meeting were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934 ("Regulation 14") and there was no solicitation of proxies in opposition to managements nominees listed in the Proxy Statement. All of management's nominees listed in the Proxy Statement were elected.

                  (c) Other Matters Voted Upon. In addition to the election of directors referred to above, the following matter was voted upon at the Annual Meeting:

                       Approval of Stock Award Provisions of Senior Executives' Long-Term Incentive Bonus Plan. Shareholders approved the stock award provisions of the Senior Executives' Long-Term Incentive Bonus Plan ("the Long-Term Plan"). The Long-Term Plan was adopted by the Board of Directors on March 15, 1995 as an ongoing long-term performance based incentive bonus plan which would permit the Board to provide incentive compensation to reward key senior executives for achieving specified Company performance goals adopted by the Board. The shareholders approved the stock award provisions of the Long-Term Plan by the following vote: 4,658,211 shares voted for approval; 257,127 shares voted against approval; and 30,166 shares abstaining from voting.

                       A written description of the Long-Term Plan is set forth under "Approval of Stock Award Provisions of Senior Executives' Long-Term Incentive Bonus Plan" in the Proxy Statement. The Long-Term Plan is filed as
                       Exhibit 10.9 to this Report and, by this reference, is incorporated herein.

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

                                  (c) Lease  amendment letter  between Hughes,
                                      Inc. and the Registrant,  dated December
                                      1,   1986,    amending   Orlando   Truck
                                      Operations Center and Maintenance Garage
                                      lease,  filed  as  Exhibit   10.1(i)  to
                                      Form10-K  for  the  fiscal   year  ended
                                      January 30, 1987.

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

             (b)  Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended July 31, 1995.

                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HUGHES SUPPLY, INC.


        Date: September 7, 1995                 By: /s/ David H. Hughes
                                                David H. Hughes, Chairman of
                                                the Board and Chief Executive
                                                Officer




        Date: September 7, 1995                 By: /s/ J. Stephen Zepf
                                                J.  Stephen  Zepf,  Treasurer,
                                                Chief  Financial  Officer  and
                                                Chief Accounting Officer

                       INDEX OF EXHIBITS FILED WITH THIS REPORT



        11.1      Summary schedule of earnings per share calculations.

        27.1      Financial Data Schedule (filed electronically only).