Form 10-Q
period 1995-10-31
HUGHES SUPPLY INC
filed 1995-11-30
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

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

YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of November 17, 1995
     $1 Par Value                       6,584,079




                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                       Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          October 31, 1995 and January 27, 1995             3 - 4

          Consolidated Statements of Income for
          the Three Months Ended October 31, 1995
          and 1994                                          5

          Consolidated Statements of Income for the
          Nine Months Ended October 31, 1995 and 1994       6

          Consolidated Statements of Cash Flows for the
          Nine Months Ended October 31, 1995 and 1994       7

          Notes to Consolidated Financial Statements        8 - 10


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                     11 - 13


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                  14 - 17

          Signatures                                        18

          Index of Exhibits Filed with This Report          19










                                Page 2

                          HUGHES SUPPLY, INC.


                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                             October 31,   January 27,
                                                1995          1995
                                             -----------   -----------
                                                            (Note 3)
ASSETS
Current Assets:
  Cash and cash equivalents                   $     946     $   3,192
  Accounts receivable, less allowance for
    losses of $7,739 and $5,042                 149,530       129,869
  Inventories                                   119,218       123,308
  Deferred income taxes                          10,465         8,921
  Other current assets                            2,176         6,542
                                              ---------     ---------
      Total current assets                      282,335       271,832
                                              ---------     ---------

Property, Plant and Equipment, at cost:
  Land                                           13,910        13,360
  Buildings and improvements                     45,762        42,115
  Transportation equipment                       19,857        19,796
  Furniture, fixtures and equipment              21,754        20,611
  Property under capital leases                  10,794        10,794
                                              ---------     ---------
      Total                                     112,077       106,676
  Less accumulated depreciation and
    amortization                                (55,809)      (52,945)
                                              ---------     ---------
      Net property, plant and equipment          56,268        53,731
                                              ---------     ---------

Deferred Income Taxes                             2,161         2,095
Other Assets                                     23,885        13,380
                                              ---------     ---------
                                              $ 364,649     $ 341,038
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.




                                Page 3
                          HUGHES SUPPLY, INC.


Consolidated Balance Sheets (unaudited) - continued
(dollars in thousands)

                                             October 31,   January 27,
                                                1995          1995
                                             -----------   -----------
                                                             (Note 3)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt           $     999     $   1,330
  Accounts payable                               77,758        75,888
  Accrued compensation and benefits              10,921         9,723
  Other current liabilities                      17,595        13,000
                                              ---------     ---------
      Total current liabilities                 107,273        99,941
                                              ---------     ---------
Long-Term Debt, less current portion:
  Notes                                         103,838       101,915
  Capital lease obligations                       2,383         3,061
                                              ---------     ---------
      Total long-term debt                      106,221       104,976
                                              ---------     ---------
Other Noncurrent Liabilities                      1,847         1,540
                                              ---------     ---------
      Total liabilities                         215,341       206,457
                                              ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                    -             -
  Common stock-6,595,883 and
   6,412,487 shares issued                        6,596         6,413
  Capital in excess of par value                 41,356        37,824
  Retained earnings                             101,539        92,032
                                              ---------     ---------
                                                149,491       136,269
  Less treasury stock-11,804 and
   108,988 shares, at cost                         (183)       (1,688)
                                              ---------     ---------
      Total shareholders' equity                149,308       134,581
                                              ---------     ---------
                                              $ 364,649     $ 341,038
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                        Three months ended October 31,
                                                 1995         1994
                                             -----------   -----------
                                                             (Note 3)

Net Sales                                     $ 279,039     $ 223,592
Cost of Sales                                   222,820       180,074
                                              ---------     ---------
Gross Profit                                     56,219        43,518
                                              ---------     ---------
Operating Expenses:
  Selling, general and administrative            45,193        35,311
  Depreciation and amortization                   2,574         2,271
  Provision for doubtful accounts                 1,043           572
                                              ---------     ---------
    Total operating expenses                     48,810        38,154
                                              ---------     ---------
Operating Income                                  7,409         5,364
                                              ---------     ---------
Non-Operating Income and (Expenses):
  Interest and other income, net                  1,309           768
  Interest expense                               (1,832)       (1,269)
                                              ---------     ---------
                                                   (523)         (501)
                                              ---------     ---------
Income Before Income Taxes                        6,886         4,863
Income Taxes                                      2,858         1,961
                                              ---------     ---------
Net Income                                    $   4,028     $   2,902
                                              =========     =========
Earnings Per Share:
  Primary                                     $     .60     $     .47
                                              =========     =========
  Fully diluted                               $     .60     $     .47
                                              =========     =========
Average Shares Outstanding:
  Primary                                         6,732         6,162
                                              =========     =========
  Fully diluted                                   6,747         6,163
                                              =========     =========
Dividends Per Share                           $     .07     $     .06
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                         Nine months ended October 31,
                                                 1995         1994
                                             -----------   -----------
                                                             (Note 3)

Net Sales                                     $ 805,575     $ 636,715
Cost of Sales                                   643,398       511,476
                                              ---------     ---------
Gross Profit                                    162,177       125,239
                                              ---------     ---------
Operating Expenses:
  Selling, general and administrative           130,629       102,069
  Depreciation and amortization                   7,196         6,503
  Provision for doubtful accounts                 2,289         2,081
                                              ---------     ---------
    Total operating expenses                    140,114       110,653
                                              ---------     ---------
Operating Income                                 22,063        14,586
                                              ---------     ---------
Non-Operating Income and (Expenses):
  Interest and other income, net                  3,449         2,266
  Interest expense                               (5,697)       (3,702)
                                              ---------     ---------
                                                 (2,248)       (1,436)
                                              ---------     ---------
Income Before Income Taxes                       19,815        13,150
Income Taxes                                      8,083         5,358
                                              ---------     ---------
Net Income                                    $  11,732     $   7,792
                                              =========     =========
Earnings Per Share:
  Primary                                     $    1.77     $    1.31
                                              =========     =========
  Fully diluted                               $    1.75     $    1.28
                                              =========     =========
Average Shares Outstanding:
  Primary                                         6,629         5,964
                                              =========     =========
  Fully diluted                                   6,685         6,208
                                              =========     =========
Dividends Per Share                           $     .21     $     .16
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)
                                         Nine months ended October 31,
                                                 1995           1994
                                             -----------   -----------
                                                             (Note 3)
Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers              $ 787,888     $ 622,521
    Cash paid to suppliers and employees       (761,518)     (607,128)
    Interest received                             2,385         1,833
    Interest paid                                (5,374)       (3,032)
    Income taxes paid                           (10,423)       (6,644)
                                              ---------     ---------
      Net cash provided by
        operating activities                     12,958         7,550
                                              ---------     ---------
  Cash flows from investing activities:
    Proceeds from sale of property, plant
      and equipment                               1,156           561
    Capital expenditures                         (8,641)      (10,030)
    Business acquisitions, net of cash           (6,945)       (1,341)
                                              ---------     ---------
      Net cash used in
        investing activities                    (14,430)      (10,810)
                                              ---------     ---------
  Cash flows from financing activities:
    Net borrowing under
      short-term debt arrangements                1,682         5,557
    Principal payments on:
      Long-term notes                            (1,049)         (334)
      Capital lease obligations                    (598)         (544)
    Proceeds from issuance of common shares
      under stock option plans                      874           542
    Purchase of common shares                      (409)         (210)
    Dividends paid                               (1,274)         (840)
                                              ---------     ---------
      Net cash provided by (used in)
        financing activities                       (774)        4,171
                                              ---------     ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents                               (2,246)          911
Cash and Cash Equivalents:
  Beginning of period                             3,192         1,078
                                              ---------     ---------
  End of period                               $     946     $   1,989
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 31, 1995, the results of operations for the three months and nine months ended October 31, 1995 and 1994, and cash flows for the nine months then ended. Prior period financial statements have been restated to include the accounts of a company acquired and accounted for as a pooling of interests (see Note 3).

2. In addition to the acquisition accounted for as a pooling of interests, the Company acquired, during the nine months ended October 31, 1995, several wholesale distributors of materials to the construction industry for cash and common stock. These acquisitions have been accounted for as purchases and did not have a material effect on the consolidated financial statements. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

3. On August 1, 1995 the Company acquired all the common stock of Moore Electric Supply, Inc. ("Moore") in exchange for approximately 291,000 shares of the Company's common stock. Moore is a wholesale distributor of electrical products with five outlets in North Carolina and South Carolina. The merger has been accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include Moore. Moore's fiscal year-end has been changed from March to the last Friday in January to conform to the Company's fiscal year-end.

     Net sales and net income of the separate companies for the periods preceding the acquisition were:

                                             Net            Net
                                            Sales          Income
                                         -----------    -----------

     Three months ended - July 31,
     1995 (the most recent quarter
     prior to pooling):

       Hughes Supply, Inc.                $ 260,474      $   4,230
       Moore                                 17,439            650
                                          ---------      ---------
       Combined                           $ 277,913      $   4,880
                                          =========      =========


                                Page 8
                          HUGHES SUPPLY, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
       (unaudited) (dollars in thousands, except per share data)

                                            Net           Net
                                           Sales         Income
                                        -----------    -----------

     Three months ended -
     October 31, 1994:
       Hughes Supply, Inc.                $ 210,584      $   2,778
       Moore                                 13,008            124
                                          ---------      ---------
       Combined                           $ 223,592      $   2,902
                                          =========      =========

     Nine months ended -
     October 31, 1994:

       Hughes Supply, Inc.                $ 597,104      $   7,456
       Moore                                 39,611            336
                                          ---------      ---------
       Combined                           $ 636,715      $   7,792
                                          =========      =========

4. On July 31, 1995, the Company's revolving credit and line of credit agreement with a group of banks was amended. The agreement, as amended, now permits the Company to borrow up to $160,000 (subject to borrowing limitations under the agreement) - $125,000 long-term, expiring June 30, 1998, and $35,000 line of credit convertible to a term note due two years from conversion date.

5. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                     Nine months ended October 31,
                                            1995           1994
                                        ----------     ----------
     Net income                         $   11,732     $    7,792
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                         5,846          5,859
        Amortization                         1,350            644
        Provision for doubtful accounts      2,289          2,081
        (Gain) on sale of property,
          plant and equipment                 (646)          (228)
        Undistributed (earnings) losses
          of affiliate                          73           (111)



                                Page 9
                          HUGHES SUPPLY, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
       (unaudited) (dollars in thousands, except per share data)


                                     Nine months ended October 31,
                                            1995           1994
                                         ---------      ---------
     Changes in assets and liabilities:
      net of effects of acquisitions:
        (Increase) decrease in:
          Accounts receivable              (18,178)       (14,288)
          Inventories                       10,488         (8,741)
          Other current assets               4,475          4,031
          Other assets                      (2,435)          (176)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                          (326)        11,097
          Accrued interest and income
            taxes                             (407)         1,490
          Other noncurrent liabilities         307            206
      Decrease (increase) in deferred
        income taxes                        (1,610)        (2,106)
                                         ---------      ---------
     Net cash provided by
      operating activities               $  12,958      $   7,550
                                         =========      =========

























                                Page 10

                          HUGHES SUPPLY, INC.

PART I.  FINANCIAL INFORMATION - continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of October 31, 1995, and the results of operations for the nine months then ended.

As mentioned in Note 3 to the consolidated financial statements, on August 1, 1995 the Company and Moore Electric Supply, Inc. entered into a business combination accounted for as a pooling of interests.
Accordingly, all financial data in this discussion and analysis is reported as though the companies have always been one.

Material Changes in Results of Operations

Net Sales:

Net sales were $279.0 million for the quarter ended October 31, 1995, an increase of 25% over the prior year third quarter. Net sales for the nine months were $805.6 million which was 27% ahead of last year. Although residential construction activity has been slower, the Company's strategy of expanding and diversifying into more construction markets (commercial and industrial, as well as geographic) has contributed to these strong sales gains. Newly-acquired and opened wholesale outlets provided 19 and 17 percentage points of the 25% and 27% increases for the three and nine month periods, respectively.

Management expects commercial construction activity to continue at current levels and believes that recent declines in interest rates should positively impact residential construction for the remainder of the year which should have a positive impact on the Company's results.

Gross Profit:

Gross profit and gross margin for the three and nine months ended
October 31, 1995 and 1994 were as follows (dollars in thousands):

                                     1995                  1994
                              Gross      Gross       Gross      Gross          Variance
                              Profit     Margin      Profit     Margin      Amount      %
         Three months ended  $  56,219   20.1%      $  43,518   19.5%      $ 12,701   29.2%
         Nine months ended   $ 162,177   20.1%      $ 125,239   19.7%      $ 36,938   29.5%

The improvement in gross margins continues to be due to heightened construction activity as well as purchasing economies from increased volume.

                                Page 11
Operating Expenses:

Operating expenses for the three and nine month periods ended October 31, 1995 and 1994 were as follows (dollars in thousands):

                                     1995                  1994
                                         % of                   % of           Variance
                              Amount   Net Sales     Amount   Net Sales     Amount      %
         Three months ended  $  48,810   17.5%      $  38,154   17.1%      $ 10,656   27.9%
         Nine months ended   $ 140,114   17.4%      $ 110,653   17.4%      $ 29,461   26.6%

Approximately 16 and 15 percentage points of the 28% and 27% increases in operating expenses for the three and nine months ended October 31, 1995, respectively, are attributable to recent acquisitions and newly-opened wholesale outlets. Higher insurance and transportation costs continue to be primarily responsible for operating expenses increasing over expected amounts (due to sales growth) in existing operations. Labor costs associated with new product offerings (i.e. primarily pool supplies) have also contributed to higher operating expenses. As sales of the new products develop, the percentage of operating expenses to net sales should improve.

Non-Operating Income and Expenses:

Interest expense increased from $1.3 million for the three months ended October 31, 1994 to $1.8 million for the three months ended October 31, 1995. Approximately 35% of the increase is attributable to higher interest rates. Higher average borrowing resulting from growth accounted for 65% of the increase.

Interest expense for the nine months ended October 31, 1995 was $5.7 million compared to $3.7 million in the prior year. Higher borrowing levels were responsible for approximately 53% of the increase and higher interest rates for the remainder.

Income Taxes:

The effective tax rates for the three and nine months ended October 31, 1995 and 1994 were as follows:

                                         1995           1994

     Three months ended                  41.5%          40.3%
     Nine months ended                   40.8%          40.7%

The change in rates is due to fluctuations of nondeductible expenses.

Net Income:

Net income for the third quarter increased 39% to $4.0 million. Fully-diluted earnings per share for the third quarter were $.60 compared to $.47 in the prior year. For the nine months ended October 31, 1995 net


                                Page 12
income reached $11.7 million, a 51% increase over the nine months ended October 31, 1994. Fully-diluted earnings per share for the nine months ended October 31, 1995 and 1994 were $1.75 and $1.28, respectively.


Liquidity and Capital Resources

The Company continues to maintain greater than 75% of total assets as current assets. Working capital at October 31, 1995 amounted to $175.1 million compared to $171.9 million at January 27, 1995. The working capital ratio remained relatively unchanged - 2.6 to 1 at October 31, 1995 compared to 2.7 to 1 at January 27, 1995. Accounts receivable at October 31, 1995 was $19.7 million higher than at January 27, 1995. Despite this increase, annualized accounts receivable turnover improved from 7.3 to 7.4 times. Aided by reductions in inventories since January 27, 1995, annualized inventory turnover advanced to 7.1 from 6.7 times.

Cash payments for business acquisitions, accounted for as purchases, totaled $6.9 million for the nine months ended October 31, 1995.
Funding was provided by borrowing under existing credit arrangements.
In addition, approximately 195,000 shares of common stock valued at $3.9 million were issued for these acquisitions. The acquisitions were for wholesale distributors of electrical, electric utility, pool equipment and supplies, and water systems with facilities in Pennsylvania, Ohio, Georgia, Alabama, South Carolina, Tennessee, New Jersey, Florida and Puerto Rico. These operations are expected to positively impact results of operations over the remainder of the fiscal year.

Expenditures for property and equipment were $8.6 million for the nine months ended October 31, 1995 compared to $10.0 million for the nine months ended October 31, 1994. These expenditures are expected to be approximately $10 million for fiscal year 1996.

The Company's bank financing has been amended to increase the Company's borrowing capacity. It now consists of $160 million unsecured credit facility, which includes a $125 million long-term revolving credit facility and a $35 million line of credit convertible to a term note, as well as a $6 million short-term line of credit. The Company's financial condition remains strong and the Company has the resources necessary, with approximately $63 million in unused debt capacity (subject to borrowing limitations under long-term debt covenants), to take advantage of growth and business acquisition opportunities and to fund ongoing operating requirements. Future expansion will continue to be financed on a project-by-project basis through additional borrowing, or, as circumstances allow, through the issuance of common stock.








                                Page 13

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









                                Page 14
                    (b)  Leases effective March 31, 1988, filed as
                         exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989;

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

                    (e) Leases dated March 11, 1992, filed as Exhibit 10.1(e) to Form 10-K for the fiscal year ended January 31, 1992.

                          Sub-item    Property

                              (1)  Tallahassee Electrical Operation
                              (2)  Gainesville Electrical Operation
                              (3)  Valdosta Electrical Operation

               10.2 Hughes Supply, Inc. 1988 Stock Option Plan filed as Exhibit A to Prospectus included in Registration No. 33-26468.







                                Page 15
               10.3 Form of Supplemental Executive Retirement Plan Agreement entered into between the Registrant and eight of its executive officers, filed as
                         Exhibit 10.6 to Form 10-K for fiscal year ended January 30, 1987.

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


                                Page 16
          (11) Statement re computation of per share earnings.

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

               27.2 Restated Financial Schedule (filed electronically
                    only).

          (99) Additional exhibits - not applicable.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended October 31, 1995.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: November 29, 1995                 By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: November 29, 1995                 By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

               INDEX OF EXHIBITS FILED WITH THIS REPORT



11.1      Summary schedule of earnings per share calculations.

27.1      Financial Data Schedule (filed electronically only).

27.2      Restated Financial Data Schedule (filed electronically only).