Form 10-K405
period 1996-01-26
HUGHES SUPPLY INC
filed 1996-03-26
CIK 49029

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 26, 1996

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $159,695,000 as of March 5, 1996.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 6,807,534 shares of common stock ($1.00 par value) as of March 5, 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Part I  -      Annual Report to shareholders for fiscal
                    year ended January 26, 1996 (designated portions).

     Part II -      Annual Report to shareholders for fiscal
                    year ended January 26, 1996 (designated portions).

     Part III-      Proxy Statement for the 1996 Annual
                    Meeting of Shareholders (designated
                    portions).

     Part IV -      Annual Report to shareholders for fiscal
                    year ended January 26, 1996 (designated portions).



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

     The Registrant distributes its product lines through 213 wholesale outlets located in Florida, 13 other states and Puerto Rico. The following table presents the distribution of the Registrant's wholesale outlets.

          State, Territory                   Number of Locations

          Florida                            72
          Georgia                            31
          North Carolina                     25
          South Carolina                     17
          Ohio                               14
          Alabama                            12
          Mississippi                        11
          Tennessee                          11
          Virginia                            5
          Indiana                             4
          Kentucky                            4
          Pennsylvania                        3
          Maryland                            2
          New Jersey                          1
          Puerto Rico                         1

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

     Plumbing - plumbing fixtures and related fittings, residential, commercial and industrial water heaters, and plumbing accessories and supplies.

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

     Pool equipment and supplies - above ground and in ground pool packages, pumps, filters, heaters, lights, slides, diving boards, skimmers, drains, chemicals, solar equipment, pool liners and in ground pool walls, above ground pools and equipment, deck products and cleaning equipment.

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

     Water systems - jet and submersible pumps and tanks, residential and commercial water treatment, well liner, wire, poly pipe, accessories and environmental products.

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


                                                                                State(s)/
                              Method of        Date of           Number of      Territory  of     Company's Major
     Acquired Company         Acquisition      Acquisition       Locations      Operation         Product Lines

     Virginia branch (1)      Purchase         June, 1993            1          VA                Plumbing

     Georgia and Florida      Purchase         June, 1993            3          GA                Electrical and electric
     branches (2)                                                    1          FL                utility

     Electrical               Pooling          June, 1993            1          GA                Electrical
     Distributors, Inc.

     Alabama Water Works      Purchase         July, 1993            2          AL                Water and sewer
     Supply, Inc.

     Florida branches (3)     Purchase         December, 1993        2          FL                Building materials

     Swaim Supply             Pooling          January, 1994         6          NC                Plumbing, air conditioning
     Company, Inc.                                                   2          VA                and heating

     Florida and Georgia      Purchases        February-             2          FL                Water and sewer, plumbing and
     branches (4)                              September, 1994       2          GA                electrical

     Treaty Distribution      Purchase         January, 1995        12          OH                Plumbing, water and sewer and
     Group branches (5)                                              4          IN                heating and air conditioning

     Olander & Brophy, Inc.   Purchase         March, 1995           3          PA                Pool equipment and water
                                                                     1          OH                systems

     Port City Electrical     Purchase         March, 1995           2          GA                Electrical
     Supply, Inc.                                                    1          SC

     Elec-Tel Supply          Purchase         April, 1995           1          GA                Electric utility
     Company

     Various branches (6)     Purchase         July, 1995-          10          FL,AL,NJ,KY,      Electrical, pool equipment
                                               February, 1996                   TN,SC,VA,MD       and plumbing

     Moore Electric           Pooling          August, 1995          5          NC, SC            Electrical
     Supply, Inc.

     Atlantic Pump &          Purchase         September, 1995       3          FL, PR            Pool  equipment
     Equip. Companies

     Florida Pipe &           Pooling          December, 1995        1          FL                Industrial pipe, valves
     Supply Company                                                                               and fittings


          (1)  Facility in Falls Church, Virginia acquired in purchase of assets from
               Capitol Hydronic Supply Company, Inc.  Sales outlet relocated to
               Arlington, Virginia.
          (2)  Facilities acquired in Macon, Georgia and Tallahassee, Florida in purchase of assets from Causey Electrical Supply Company, Causey
               Utility Supply Co. and Macon Lighting Center, Inc.
          (3)  Facilities acquired in purchase of assets from Hausman Corporation.
          (4)  Facilities acquired in purchases of assets from four entities.
          (5)  Facilities acquired in purchase from The Treaty Company of the assets of its operating division, The Treaty Distribution Group.
          (6)  Facilities acquired in purchases of assets from four entities.



     In addition to expansion through acquisition, the Registrant has increased its geographic market area by opening new sales outlets in Jacksonville, Daytona Beach, Kissimmee, Lady Lake, Ft. Myers, West Palm Beach, Naples, Auburndale, Tampa and Perry, Florida, in Augusta, Austell, Tifton, Hartsfield, Alpharetta, LaGrange and McDonough, Georgia, in Troy, Elizabeth City and Greensboro, North Carolina, in Birmingham, Dothan and Mobile, Alabama, in Nashville, Tennessee, in Fairfield, Ohio, in Louisville, Kentucky and in Anderson and Bluffton, South Carolina during the past five years.

     Each of the Registrant's sales outlets handles one or more of the Registrant's product lines. Sales are made primarily to contractors, subcontractors, electric utilities, municipalities and industrial accounts. The Registrant employs approximately 400 outside sales representatives who call on customers and who also work with architects, engineers and manufacturers' representatives when major construction projects are involved. Approximately 550 inside account executives expedite orders, deliveries, quotations, and requests for pricing. Most orders are taken by telephone, and materials are delivered by Registrant-owned trucks to the customer's office or job site.

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

     Day to day operations of the sales outlets are the responsibility of the respective managers, but major decisions affecting Registrant policy, facilities or capital outlay are reviewed by the Registrant's executive officers. Purchasing agents generally make use of a computerized perpetual inventory system to monitor stock levels, while central distribution centers in Orlando, Florida, College Park, Georgia, Monroe, North Carolina, Henderson, North Carolina , Greenville, Ohio and Nashville, Tennessee provide purchasing and distribution assistance. The Registrant's general accounting, customer billing, inventory, and accounts payable systems are for the most part processed at the Registrant's central computer facility in Orlando, Florida.

     More than 50,000 wholesale customers are presently served by the Registrant, and no single customer accounts for more than 1% of total sales annually. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years. The substantial majority of customer orders are shipped out of inventory on hand. Some items are manufactured to customer specifications and require special ordering. Additionally, some large volume orders are shipped directly to the customer from the manufacturer.

     Sources of Supply

     All products sold by the Registrant are purchased from other manufacturers and suppliers. The Registrant regularly purchases from over 5,500 manufacturers and suppliers, no single one of which accounted for more than 6% of the Registrant's total purchases during the fiscal year ended January 26, 1996.



     Inventories

     The Registrant is a wholesale distributor of construction materials and maintains significant inventories to meet rapid delivery requirements and to assure itself of a continuous allotment of goods from suppliers. As of January 26, 1996, inventories constituted approximately 35% of the Registrant's total assets.


     Competition

     There is strong competition throughout the marketing areas served by the Registrant in each product line the Registrant distributes. The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, pool supplies and contractor's tools. Management believes that the Registrant, on the basis of its total sales, is the largest wholesale distributor of its range of products in the southeastern and midwestern sections of the United States. The principal competitive factors in the Registrant's business are availability of material, technical product knowledge as to application and usage, advisory and other service capabilities and pricing of products.


     Employees

     The Registrant had a total of approximately 3,350 employees as of January 26, 1996, consisting of approximately 15 executives, 550 managers, 950 sales personnel and 1,835 other employees, including truck drivers, warehouse personnel, office and clerical workers. The Registrant's work force has increased by approximately 20% compared to the prior year in response to increased sales volume as well as the result of business acquisitions during the current year.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     The Registrant does not engage in material operations or derive a material portion of its sales or revenues from customers in foreign countries.

ITEM 2.  PROPERTIES

     The Registrant leases approximately 31,000 square feet of an office building in Orlando, Florida for its headquarters. In addition, the Registrant owns or leases 213 sales outlets in 14 states and Puerto Rico. The typical sales outlet consists of a combined office and warehouse facility ranging in size from 3,000 to 40,000 square feet, with a paved parking and storage area. The Registrant also operates a computer center, six central distribution warehouses, and a garage and trucking terminal.

     Additional information regarding owned and leased properties of the Registrant is set forth as Exhibit 99.1 to this Report and in Note 7 of the Notes to Consolidated Financial Statements of the Annual Report to shareholders for the fiscal year ended January 26, 1996, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.



ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Registrant or its subsidiaries is a party or of which the property of either the Registrant or its subsidiaries is the subject which are required to be reported in response to this item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the fiscal year ended January 26, 1996.



                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Information with respect to the principal market for the Registrant's common stock, stock prices and dividend information is set forth under the captions "Corporate and Shareholder Information" and "Market Price and Dividend Data" of the Annual Report to shareholders for the fiscal year ended January 26, 1996, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     Information with respect to selected financial data of the Registrant is set forth under the caption "Selected Financial Data" of the Registrant's Annual Report to shareholders for the fiscal year ended January 26, 1996, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to the Registrant's financial condition, changes in financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report to shareholders for the fiscal year ended January 26, 1996, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)  Financial Statements

     The financial statements filed with this Report are set forth in the "Index to Consolidated Financial Statements and Schedules" following Part IV hereof.

     (b)  Selected Quarterly Financial Data

     Information with respect to selected quarterly financial data of the Registrant is set forth under the caption "Selected Quarterly Financial Data" of the Registrant's Annual Report to shareholders for the fiscal year ended January 26, 1996, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.



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

      (ii) The report of Coopers & Lybrand on the financial statements for the fiscal year ended January 28, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

      (iii) The Registrant's Board of Directors approved the change of independent accountants upon the recommendation of the Audit Committee.

      (iv) In connection with its audit for the fiscal year ended January 28, 1994 and through May 24, 1994, there were no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand would have caused them to make reference thereto in their report on the financial statements for such year.

      (v) During fiscal year ended January 28, 1994 and through May 24, 1994, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

      (vi) The Registrant requested and received a letter from Coopers & Lybrand addressed to the Securities and Exchange
             Commission stating that it agreed with the above statements. A copy of such letter, dated May 31, 1994, is filed as
             Exhibit 16.1 to Form 8-K dated May 24, 1994.



                                   II-2

 (b)  New independent accountants.

      (i) The Registrant engaged Price Waterhouse LLP as its new independent accountants as of May 24, 1994. During the fiscal year ended January 28, 1994 and through May 24, 1994, the Registrant has not consulted with Price Waterhouse LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).



                                   II-3

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors

     Information with respect to directors of the Registrant will be set forth under the captions "Directors and Nominees for Election as Directors of the Company" and "Family Relationships Between Certain Directors" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A (the "1996 Proxy Statement"). The cited portions of the 1996 Proxy Statement are incorporated herein by reference.

     (b)  Identification of Executive Officers

     Information with respect to executive officers of the Registrant will be set forth under the caption "Executive Officers" and, with respect to executive officers who are also directors will also be set forth under the captions referred to in paragraph (a) above of this Item 10, in the 1996 Proxy Statement. The cited portions of the 1996 Proxy Statement are incorporated herein by reference.

     (c)  Compliance with Section 16(a) of the Securities
          Exchange Act of 1934

     The information required by Item 405 of Regulation S-K will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement. The cited portion of the 1996 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be set forth under the caption "Executive Compensation and Other Information" in the 1996 Proxy Statement. Except as hereinafter set forth, such information will be deemed to have been filed with the Commission as a part of the 1996 Proxy Statement and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in the Registrant's previous filings under the Securities Act of 1933, as amended (the "33 Act"), or the Securities Exchange Act of 1934, as amended (the "34 Act"), that might incorporate future filings, including the 1996 Proxy Statement or this Report on Form 10-K, the "Compensation Committee Report on Executive Compensation" and the section captioned "Shareholder Return" in the 1996 Proxy Statement are specifically excluded from the portions of the 1996 Proxy Statement incorporated by reference herein or into any other filing under the 33 Act or the 34 Act.



                                  III-1

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as of March 15, 1996 with respect to persons known to management of the Registrant to be the beneficial owners of more than 5% of the outstanding common stock of the Registrant and information with respect to the security ownership of management of the Registrant will be set forth under the captions "Ownership of Securities by Certain Beneficial Owners" and "Ownership of Securities by Officers and Directors" in the 1996 Proxy Statement. The cited portions of the 1996 Proxy Statement are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions will be set forth under the caption "Certain Transactions with Management" in the 1996 Proxy Statement. The cited portion of the 1996 Proxy Statement is incorporated herein by reference.



                                  III-2

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules

     Financial statements and financial statement schedules required to be filed by item 8 of this Report are listed in a separately designated section submitted below, except for the report of predecessor independent accountants which is included here. Exhibits are listed in subparagraph (c) below.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended January 26, 1996.

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

                 (b) Leases effective March 31, 1988, filed as Exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989.

                      Sub-Item       Property

                         (1)         Clearwater
                         (2)         Daytona Beach
                         (3)         Fort Pierce
                         (4)         Lakeland
                         (5)         Leesburg
                         (6)         Orlando Electrical Operation
                         (7)         Orlando Plumbing Operation
                         (8)         Orlando Utility Warehouse
                         (9)         St. Petersburg
                        (10)         Sarasota
                        (11)         Venice
                        (12)         Winter Haven

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

                 (e) Leases dated March 11, 1992, filed as Exhibit 10.1(e) to Form 10-K for the fiscal year ended January 31, 1992.

                      Sub-Item       Property

                      (1)    Gainesville Electrical Operation
                      (2)    Valdosta Electrical Operation

          10.2 Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996.

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

          10.9 Hughes Supply, Inc. Amended Senior Executives' Long-Term Incentive Bonus Plan, adopted January 25, 1996.

          10.10 Lease Agreement dated June 30, 1994 between Donald C. Martin and Electrical Distributors, Inc., filed as
                 Exhibit 10.10 to Form 10-K for fiscal year ended
                 January 27, 1995.

          10.11 Lease Agreements between Union Warehouse & Trucking Company (d/b/a Union Warehouse & Realty Company) or Monoco Realty and USCO Incorporated.

                 (a)  Leases dated March 1, 1985 and amended December 23,
                      1986.

                      Sub-Item          Property

                        (1)             610 East Windsor St., Monroe, NC
                        (2)             113-115 Henderson St., Monroe, NC
                        (3)             Statesville, NC
                        (4)             Charlotte, NC
                        (5)             Durham, NC
                        (6)             Pinehurst, NC
                        (7)             West Columbia, SC

                 (b) Lease dated July 1, 1986 and amended December 23, 1986 for Aiken, South Carolina property.

                 (c) Lease dated March 1, 1990 for Greenville, South Carolina property.

                 (d) Lease dated November 1, 1993 for Cheraw, South Carolina property.

                 (e) Lease dated March 1, 1985 and amended October 1, 1992 for 1515 Morgan Mill Road, Monroe, North Carolina property.

                 (f) Lease amendment letter between Union Warehouse & Realty Company, Monoco Realty Company and Hughes Supply, Inc., dated October 18, 1994, amending the leases for the eleven properties listed in Exhibit 10.11(a) through
                      (e).

                 (g) Lease effective February 1, 1996 for Pineville, North Carolina property.

          10.12 Lease Agreement effective February 1, 1993 between Union Warehouse & Realty Company and Moore Electric Supply, Inc.

     (11) Statement re computation of per share earnings.

          11.1   Summary schedule of earnings per share calculations.

     (12) Statement re computation of ratios.  Not applicable.

     (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          13.1 Information incorporated by reference into Form 10-K from the Annual Report to shareholders for the fiscal year ended January 26, 1996.

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

          27.3 Restated Financial Data Schedule (filed electronically only).

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

Date: March 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David H. Hughes                      /s/ Clifford M. Hames

David H. Hughes                          Clifford M. Hames
March 12, 1996                           March 12, 1996
(Director)                               (Director)


/s/ John D. Baker, II                    /s/ Russell V. Hughes

John D. Baker, II                        Russell V. Hughes
March 12, 1996                           March 12, 1996
(Director)                               (Director)


/s/ Robert N. Blackford                  /s/ Vincent S. Hughes

Robert N. Blackford                      Vincent S. Hughes
March 12, 1996                           March 12, 1996
(Director)                               (Director)


/s/ John B. Ellis                        /s/ Herman B. McManaway

John B. Ellis                            Herman B. McManaway
March 12, 1996                           March 12, 1996
(Director)                               (Director)


/s/ A. Stewart Hall, Jr.                 /s/ Donald C. Martin

A. Stewart Hall, Jr.                     Donald C. Martin
March 12, 1996                           March 12, 1996
(Director)                               (Director)

REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
Hughes Supply, Inc.

We have audited the consolidated statements of income, shareholders' equity, and cash flows of Hughes Supply, Inc. and subsidiaries for the fiscal year ended January 28, 1994 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hughes Supply, Inc. and subsidiaries for the fiscal year ended January 28, 1994 (prior to the retroactive restatement to account for the poolings of interests), in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand

Coopers & Lybrand
Orlando, Florida
March 17, 1994



                           HUGHES SUPPLY, INC.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries included in the Annual Report of the Registrant to its shareholders for the year ended January 26, 1996, are incorporated by reference:

                                                        Annual
                                                        Report
                                                         Page


 Consolidated Statements of Income
  for the years ended January 26, 1996,
  January 27, 1995 and January 28, 1994                   12

 Consolidated Balance Sheets as of
  January 26, 1996 and January 27, 1995                   13

 Consolidated Statements of Shareholders'
  Equity for the years ended January 26,
  1996, January 27, 1995 and January 28, 1994             14

 Consolidated Statements of Cash Flows for
  the years ended January 26, 1996,
  January 27, 1995 and January 28, 1994                   15

 Notes to Consolidated Financial Statements               16

 Report of Independent Certified
  Public Accountants                                      22

Except for the report of predecessor independent accountants which is included in Part IV above, all other financial statements and schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes.



                 INDEX OF EXHIBITS FILED WITH THIS REPORT



10.2       Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12,
           1996.

10.9 Hughes Supply, Inc. Amended Senior Executives' Long-Term Incentive Bonus Plan, adopted January 25, 1996.

10.11 Lease Agreements between Union Warehouse & Trucking Company (d/b/a Union Warehouse & Realty Company) or Monoco Realty and USCO Incorporated.

           (a)  Leases dated March 1, 1985 and amended December 23, 1986.

           (b) Lease dated July 1, 1986 and amended December 23, 1986 for Aiken, South Carolina property.

           (c) Lease dated March 1, 1990 for Greenville, South Carolina property.

           (d) Lease dated November 1, 1993 for Cheraw, South Carolina property.

           (e) Lease dated March 1, 1985 and amended October 1, 1992 for 1515 Morgan Mill Road, Monroe, North Carolina property.

           (f) Lease amendment letter between Union Warehouse & Realty Company, Monoco Realty Company and Hughes Supply, Inc., dated October 18, 1994, amending the leases for the eleven properties listed in Exhibit 10.11(a) through (e).

           (g) Lease effective February 1, 1996 for Pineville, North Carolina property.

10.12 Lease Agreement effective February 1, 1993 between Union Warehouse & Realty Company and Moore Electric Supply, Inc.

11.1       Summary schedule of earnings per share calculations.

13.1 Information incorporated by reference into Form 10-K from the Annual Report to shareholders for fiscal year ended January 26, 1996.

21.1       Subsidiaries of the Registrant.

23.1       Consent of Price Waterhouse LLP.

23.2       Consent of Coopers & Lybrand L.L.P.

27.1       Financial data schedule (filed electronically only).

27.2       Restated financial data schedule (filed electronically only).

27.3       Restated financial data schedule (filed electronically only).

99.1       Location of facilities.