Form 10-Q
period 1996-04-30
HUGHES SUPPLY INC
filed 1996-06-12
CIK 49029

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

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

YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock             Outstanding as of May 24, 1996
        $1 Par Value                       9,547,183

                          HUGHES SUPPLY, INC.

                               FORM 10-Q

                                 Index




                                                            Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          April 30, 1996 and January 26, 1996               3 - 4

          Consolidated Statements of Income for
          the Three Months Ended April 30, 1996
          and 1995                                          5

          Consolidated Statements of Cash Flows for the
          Three Months Ended April 30, 1996 and 1995        6

          Notes to Consolidated Financial Statements        7 - 9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                     10 - 12


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                  13 - 17

          Signatures                                        18

          Index of Exhibits Filed with this Report          19

                          HUGHES SUPPLY, INC.


                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)


                                              April 30,    January 26,
                                                1996          1996
                                            ------------  ------------
                                                            (Note 2)
ASSETS
Current Assets:
  Cash and cash equivalents                   $   3,081     $   3,432
  Accounts receivable, less allowance for
    losses of $5,833 and $4,671                 165,712       146,666
  Inventories                                   142,450       138,903
  Deferred income taxes                          11,349        10,397
  Other current assets                            5,948         7,801
                                              ---------     ---------
      Total current assets                      328,540       307,199

Property and Equipment, net                      61,352        59,165
Excess of Cost over Net Assets Acquired          20,931        16,637
Deferred Income Taxes                             2,526         2,430
Other Assets                                      5,244         4,924
                                              ---------     ---------
                                              $ 418,593     $ 390,355
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

                   (in thousands, except share data)


                                              April 30,    January 26,
                                                1996          1996
                                            ------------  ------------
                                                            (Note 2)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt           $   1,107     $   2,632
  Accounts payable                              104,876        88,280
  Accrued compensation and benefits              10,913        12,642
  Other current liabilities                      20,380        17,037
                                              ---------     ---------
      Total current liabilities                 137,276       120,591

Long-Term Debt                                  116,927       109,524
Other Noncurrent Liabilities                      1,899         1,771
                                              ---------     ---------
      Total liabilities                         256,102       231,886
                                              ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                    -             -
  Common stock-7,379,683 and
   7,284,700 shares issued                        7,380         7,284
  Capital in excess of par value                 40,792        40,468
  Retained earnings                             114,319       110,717
                                              ---------     ---------
      Total shareholders' equity                162,491       158,469
                                              ---------     ---------

                                              $ 418,593     $ 390,355
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.










                                Page 4
                          HUGHES SUPPLY, INC.


             Consolidated Statements of Income (unaudited)
                 (in thousands, except per share data)


                                          Three months ended April 30,
                                                 1996         1995
                                             -----------   -----------
                                                             (Note 2)

Net Sales                                     $ 315,637     $ 264,162
Cost of Sales                                   252,443       210,896
                                              ---------     ---------
Gross Profit                                     63,194        53,266
                                              ---------     ---------
Operating Expenses:
  Selling, general and administrative            52,216        43,954
  Depreciation and amortization                   2,576         2,339
  Provision for doubtful accounts                   822           587
                                              ---------     ---------
    Total operating expenses                     55,614        46,880
                                              ---------     ---------
Operating Income                                  7,580         6,386
                                              ---------     ---------
Non-Operating Income and (Expenses):
  Interest and other income                       1,485           972
  Interest expense                               (1,970)       (1,900)
                                              ---------     ---------
                                                   (485)         (928)
                                              ---------     ---------
Income Before Income Taxes                        7,095         5,458
Income Taxes                                      2,774         2,050
                                              ---------     ---------
Net Income                                    $   4,321     $   3,408
                                              =========     =========
Earnings Per Share:
  Primary                                     $     .57     $     .47
                                              =========     =========
  Fully diluted                               $     .57     $     .47
                                              =========     =========
Average Shares Outstanding:
  Primary                                         7,550         7,197
                                              =========     =========
  Fully diluted                                   7,590         7,203
                                              =========     =========
Dividends Per Share                           $     .09     $     .07
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

           Consolidated Statements of Cash Flows (unaudited)
                            (in thousands)

                                          Three months ended April 30,
                                                 1996           1995
                                             -----------      --------
                                                              (Note 2)
Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers              $ 299,896     $ 249,272
    Cash paid to suppliers and employees       (290,611)     (245,727)
    Interest received                             1,036           745
    Interest paid                                (2,241)       (1,884)
    Income taxes paid                              (807)         (892)
                                              ---------     ---------
      Net cash provided by
        operating activities                      7,273         1,514
                                              ---------     ---------
  Cash flows from investing activities:
    Capital expenditures                         (4,175)       (3,011)
    Proceeds from sale of
      property and equipment                        263           211
    Business acquisitions, net of cash           (5,419)       (4,532)
                                              ---------     ---------
      Net cash used in
        investing activities                     (9,331)       (7,332)
                                              ---------     ---------
  Cash flows from financing activities:
    Net borrowing under short-term
      arrangements                                8,596         6,034
    Principal payments on:
      Long-term notes                            (6,425)         (780)
      Capital lease obligations                    (215)         (199)
    Proceeds from issuance of common
      shares under stock option plans               442            84
    Purchase of common shares                       (78)          (19)
    Dividends paid                                 (613)       (1,151)
                                              ---------     ---------
      Net cash provided by
        financing activities                      1,707         3,969
                                              ---------     ---------
Net Decrease in Cash and
  Cash Equivalents                                 (351)       (1,849)

Cash and Cash Equivalents:
  Beginning of period                             3,432         3,692
                                              ---------     ---------
  End of period                               $   3,081     $   1,843
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 1996, the results of operations and cash flows for the three months ended April 30, 1996 and 1995. Prior period financial statements have been restated to include the accounts of ELASCO (defined in Note 2 below) acquired and accounted for as a pooling of interests (see Note 2).

     The fiscal year of the Company is a 52- or 53-week period ending on the last Friday in January. Fiscal year 1997 will be a 53-week period while fiscal year 1996 was a 52-week period. The quarters ended April 30, 1996 and 1995 contained 14 weeks and 13 weeks, respectively.

2. On April 26, 1996 the Company acquired all the common stock of Electric Laboratories and Sales Corporation and ELASCO Agency Sales, Inc. (collectively, "ELASCO") in exchange for 486,238 shares of the Company's common stock. ELASCO is a wholesale distributor of electric utility supplies and equipment with three branches in Illinois and Ohio. The merger has been accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include ELASCO. ELASCO's fiscal year end has been changed to the last Friday in January to conform to the Company's fiscal year end.

     Net sales and net income of the separate companies for the period preceding the acquisition were:

                                                Net            Net
                                               Sales         Income
                                             ---------      --------
     Three months ended
     April 30, 1995-
          Hughes, as previously reported     $ 253,886      $  2,908
          ELASCO                                10,276           500
                                             ---------      --------
          Combined                           $ 264,162      $  3,408
                                             =========      ========

3. In addition to the acquisition accounted for as a pooling of interests, the Company acquired during the three months ended April 30, 1996 two wholesale distributors of materials to the construction industry for cash. These acquisitions have been accounted for as purchases and did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

4. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                        Three months ended April 30,
                                             1996           1995
                                          ----------     ----------

     Net income                           $    4,321     $    3,408
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                           2,019          1,944
        Amortization                             557            395
        Provision for doubtful accounts          822            587
        Gain on sale of property
          and equipment                         (175)          (136)
        Undistributed (earnings) losses
          of affiliate                           (24)            37
     Changes in assets and liabilities,
      net of effects of acquisitions:
        (Increase) decrease in:
          Accounts receivable                (15,991)       (15,018)
          Inventories                           (597)            68
          Other current assets                 1,875          1,562
          Other assets                          (508)        (1,441)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                          13,150          8,834
          Accrued interest and income
            taxes                              2,744          1,772
          Other noncurrent liabilities           128            100
        Increase in deferred income taxes     (1,048)          (598)
                                          ----------     ----------
     Net cash provided by
      operating activities                $    7,273     $    1,514
                                          ==========     ==========

5.   Subsequent events:

     On May 13, 1996, the Company acquired substantially all of the assets, properties and business of PVF Holdings, Inc. and its subsidiaries ("PVF"). The aggregate consideration paid was $99,436, consisting of cash in the amount of $44,400, the issuance of 669,956 shares of common stock having an agreed-upon value of $27.763 per share, the issuance of a $30,000 subordinated seller interim note and the assumption of $6,436 of bank debt. The transaction will be accounted for as a purchase. PVF distributes stainless steel pipe, valves and fittings from 16 locations nationwide, and had sales of approximately $110,000 for calendar year 1995.

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

     In connection with the closing of the PVF acquisition, the Company entered into a bridge loan agreement with certain members of the Company's existing bank syndication group, which provided for borrowing of $55,000 to fund the PVF acquisition.

     On May 29, 1996 the Company issued $98,000 of senior notes in a private placement in connection with the acquisition of PVF. The notes mature in 2011, bear interest at 7.96% and will be payable in 20 equal semi-annual payments beginning in 2001. In May, 1996 the Company sold in a public offering 1,486,989 shares of its common stock which generated net proceeds of approximately $48,608 ($32.69 per share). Proceeds received by the Company in the private placement of the senior notes and the sale of the Company's common stock were used to partially fund the PVF acquisition, satisfy the bridge loan financing and to reduce indebtedness outstanding under the Company's revolving credit facility and line of credit agreement.

                          HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of April 30, 1996, and the results of operations for the three months then ended.

As described in Note 2 of the Notes to Consolidated Financial Statements, on April 26, 1996 the Company and Electric Laboratories and Sales Corporation and ELASCO Agency Sales, Inc. (collectively ,"ELASCO") entered into a business combination accounted for as a pooling of interests. Accordingly, all financial data in this discussion and analysis is reported as though the companies have always been combined.

Material Changes in Results of Operations


Net sales were $316 million for the quarter ended April 30, 1996, an increase of 19% over the prior year's first quarter. Same store sales were up 12% and accounted for almost two-thirds of the total increase. Construction activity is expected to remain favorable in a majority of the Company's market areas. These favorable conditions in conjunction with the Company's acquisition program should result in continued sales growth.

Gross profit and gross margin for the three months ended April 30, 1996 and 1995 were as follows (dollars in thousands):

                            1996      1995               Variance
     Gross profit        $ 63,194  $ 53,266      $ 9,928    18.6%
     Gross margin            20.0%     20.2%

Operating expenses for the three months ended April 30, 1996 and 1995 were as follows (dollars in thousands):

                                 1996      1995               Variance
     Operating expenses       $ 55,614  $ 46,880      $ 8,734    18.6%
     % of Net Sales              17.6%     17.7%

Approximately 45% of the increase in operating expenses is attributable to recent acquisitions and newly-opened wholesale outlets. Same store operating expenses increased at a slower pace than sales as operating efficiencies and economies of scale were realized.

Interest and other income increased to $1.5 million for the quarter from $1.0 million in the prior year first quarter. The increase is primarily

                                Page 10
attributable to increased collection of service charges due on delinquent accounts receivable as well as improvement in the Company's equity in the earnings of an affiliate.

Interest expense was $2.0 million and $1.9 million for the quarters ended April 30, 1996 and 1995, respectively. Lower interest rates offset most of the effect of higher borrowing levels during the current period compared to the prior year first quarter.

The effective income tax rates for the three months ended April 30, 1996 and 1995 were 39.1% and 37.6%, respectively. Prior to its merger with the Company on April 26, 1996, ELASCO was a Subchapter S corporation and, therefore, not subject to corporate income tax. ELASCO's Subchapter S corporation status terminated upon the merger with the Company. Consequently, the effective rate for the combined companies is expected to increase in future quarters to approximately 40%.

Net income was $4.3 million compared to $3.4 million for the prior year first quarter, a 27% increase. Fully-diluted earnings per share for the quarter increased to $.57 compared to $.47 in the prior year.


Liquidity and Capital Resources

The Company continues to maintain greater than 75% of total assets as current assets. Working capital at April 30, 1996 amounted to $191.3 million compared to $186.6 million at January 26, 1996. The working capital ratio was 2.39 to 1 and 2.55 to 1 as of April 30, 1996 and January 26, 1996, respectively. The Company typically becomes more leveraged in expansionary periods. Consequently, higher levels of inventories and receivables, trade payables and debt are required to support the growth. Annualized inventory turnover was 7.2 and 6.4 times for the three months ended April 30, 1996 and 1995, respectively. Annualized accounts receivable turnover for these periods was 7.8 and
7.1 times, respectively.

Net cash flow provided by operations was $7.3 million for the three months ended April 30, 1996 versus $1.5 million in last year's first quarter. The change is primarily due to fluctuations in accounts payable. Accounts payable has increased because the Company took advantage of extended payment terms offered by certain vendors of several of its seasonal product groups.

Expenditures for property and equipment were $4.2 million for the quarter ended April 30, 1996 compared to $3.0 million for the prior year first quarter. These expenditures are expected to be approximately $12 million for fiscal year 1997.

Cash payments for business acquisitions, accounted for as purchases, totaled $5.4 million for the three months ended April 30, 1996. Funding was provided by borrowing under the Company's existing credit arrangements. As of April 30, 1996, approximately $51 million was available under these credit facilities (subject to borrowing limitations under long-term debt covenants).


                                Page 11
Principal reductions on long-term debt were $6.4 million for the three months ended April 30, 1996 compared to $.8 million for the prior year first quarter. The increase resulted primarily from paying off debt of recent business acquisitions. Dividend payments were $.6 million and $1.2 million during the three months ended April 30, 1996 and 1995, respectively. Prior year dividend payments included $.8 million in cash dividends of pooled companies.

As discussed in Note 5 of the Notes to Consolidated Financial Statements, in May, 1996 the Company issued 1,486,989 shares of its common stock in a public offering (generating net proceeds of $48.6 million) and issued $98 million of senior notes in a private placement in connection with the purchase of substantially all of the assets, properties and business of PVF Holdings, Inc. and its subsidiaries ("PVF"). In addition to funding the PVF acquisition, the net proceeds of these offerings were used to reduce indebtedness outstanding under the Company's revolving credit facility and line of credit agreement.

Management believes the PVF acquisition provides the Company with several strategic benefits, including: (i) a well-established position in the stainless steel and specialty alloy sector of the pipe, valve and fitting products market; (ii) a higher gross margin product group than the Company's other product groups; (iii) greater focus on targeted industrial and replacement markets; (iv) a strong management team; and
(v) new opportunities for additional acquisitions. Additional growth opportunities for the Company related to the PVF acquisition include incremental sales of complementary valve products (which represented only 2% of PVF's fiscal 1995 net sales) and new branch openings.

Management believes that the Company has sufficient borrowing capacity to take advantage of growth and business acquisition opportunities and has the resources necessary (subject to certain covenants related to the senior notes and in the revolving credit facility and line of credit agreement) to fund ongoing operating requirements and anticipated capital expenditures. Future expansion will continue to be financed on a project-by-project basis through additional borrowing, or, as circumstances allow, through the issuance of common stock or equity-linked securities.


















                                Page 12

                          HUGHES SUPPLY, INC.

                     PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed.

          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession - not applicable.

          (3)  Articles of incorporation and by-laws.

               3.1  Articles of Incorporation, as amended, filed as
                    Exhibit 3.1 to Form 10-Q for the quarter ended July 31, 1994 (Commission File No. 001-08772).

               3.2 Composite By-Laws, as amended, filed as Exhibit 3.2 to Form 10-Q for the quarter ended July 31, 1994 (Commission File No. 001-08772).

          (4) Instruments defining the rights of security holders, including indentures.

               4.1 Specimen Stock Certificate representing shares of the Registrant's common stock, $1.00 par value, filed as Exhibit 4.2 to Form 10-Q for the quarter ended October 31, 1984 (Commission File No. 0-
                    5235).

               4.2 Resolution Approving and Implementing Shareholder Rights Plan filed as Exhibit 4.4 to Form 8-K dated May 17, 1988 (Commission File No. 0-5235).

          (10) Material contracts.

               10.1 Lease Agreements with Hughes, Inc.

                    (a) Orlando Trucking, Garage and Maintenance Operations dated December 1, 1971, filed as
                         Exhibit 13(n) to Registration No. 2-43900
                         (Commission File No. 0-5235). Letter dated
                         April 15, 1992 extending lease from month to month, filed as exhibit 10.1(a) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

                    (b)  Leases effective March 31, 1988, filed as
                         exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989 (Commission File No. 0-5235).

                            Sub-Item    Property

                              (1)       Clearwater

                                Page 13
                              (2)       Daytona Beach
                              (3)       Fort Pierce
                              (4)       Lakeland
                              (6)       Leesburg
                              (7)       Orlando Electrical Operation
                              (8)       Orlando Plumbing Operation
                              (9)       Orlando Utility Warehouse
                              (10)      St. Petersburg
                              (11)      Sarasota
                              (12)      Venice
                              (13)      Winter Haven

                     (c) Lease amendment letter between Hughes, Inc.
                         and the Registrant, dated December 1, 1986, amending Orlando Truck Operations Center and Maintenance Garage lease, filed as Exhibit 10.1(i) to Form 10-K for the fiscal year ended January 30, 1987 (Commission File No. 0-5235).

                     (d) Lease agreement dated June 1, 1987, between
                         Hughes, Inc. and the Registrant, for
                         additional Sarasota property, filed as Exhibit 10.1(j) to Form 10-K for the fiscal year ended January 29, 1988 (Commission File No. 0-5235).

                     (e) Leases dated March 11, 1992, filed as Exhibit
                         10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

                         Sub-Item    Property

                           (2)      Gainesville Electrical Operation
                           (3)      Valdosta Electrical Operation

               10.2 Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996 filed as Exhibit 10.2 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

               10.3 Form of Supplemental Executive Retirement Plan Agreement entered into between the Registrant and eight of its executive officers, filed as
                         Exhibit 10.6 to Form 10-K for the fiscal year ended January 30, 1987 (Commission File No. 0-
                         5235).

               10.4 Directors' Stock Option Plan, as amended, filed as Exhibit 10.4 to Form 10-Q for the quarter ended July 31, 1994 (Commission File No. 001-08772).

               10.5      Asset Purchase Agreement with Accord
                         Industries Company, dated October 9, 1990, for sale of Registrant's manufacturing operations, filed as Exhibit 10.7 to Form 10-K for the

                                Page 14
                         fiscal year ended January 25, 1991 (Commission File No. 0-5235).

               10.6 Lease Agreement dated June 30, 1993 between Donald C. Martin and Electrical Distributors, Inc., filed as Exhibit 10.6 to Form 10-K for the fiscal year ended January 28, 1994
                         (Commission File No. 001-08772).

               10.7 Consulting Agreement dated June 30, 1993 between Hughes Supply, Inc. and Donald C. Martin, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended January 28, 1994
                         (Commission File No. 001-08772).

               10.8 Written description of senior executives' long-term incentive bonus plan for fiscal year 1996 incorporated by reference to the description of the bonus plan set forth under the caption "Approval of the Stock Award Provisions of the Senior Executives' Long-Term Incentive Bonus Plan for Fiscal Year 1996" on pages 26 and 27 of the Registrant's Proxy Statement Annual Meeting of Shareholders To Be Held May 24, 1994 (Commission File No. 001-08772).

               10.9 Hughes Supply, Inc. Amended Senior Executives' Long-Term Incentive Bonus Plan, adopted January 25, 1996, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

               10.10 Lease Agreement dated June 30, 1994 between Donald C. Martin and Electrical Distributors, Inc., filed as Exhibit 10.10 to Form 10-K for the fiscal year ended January 27, 1995
                         (Commission File No. 001-08772).

               10.11 Lease Agreements between Union Warehouse & Trucking Company (d/b/a Union Warehouse & Realty Company) or Monoco Realty and USCO Incorporated.

                         (a)  Leases dated March 1, 1995 and amended
                              December 23, 1986, filed as Exhibit
                              10.11(a) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

                           Sub-Item     Property

                              (1)       610 East Windsor St., Monroe, NC
                              (2)       113-115 Henderson St., Monroe, NC
                              (3)       Statesville, NC

                                  Page 15
                              (4)       Charlotte, NC
                              (5)       Durham, NC
                              (6)       Pinehurst, NC
                              (7)       West Columbia, SC

                         (b) Lease dated July 1, 1986 and amended December 23, 1986 for Aiken, South Carolina property, filed as Exhibit 10.11(b) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

                         (c) Lease dated March 1, 1990 for Greenville, South Carolina property, filed as Exhibit 10.11(c) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

                         (d) Lease dated November 1, 1993 for Cheraw, South Carolina property, filed as Exhibit 10.11(d) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

                         (e) Lease dated March 1, 1985 and amended October 1, 1992 for 1515 Morgan Mill Road, Monroe, North Carolina property, filed as Exhibit 10.11(e) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

                         (f) Lease amendment letter between Union Warehouse & Realty Company, Monoco Realty Company and Hughes Supply, Inc., dated October 18, 1994, amending the leases for the eleven properties listed in Exhibit 10.11(a) through (e), filed as Exhibit 10.11(f) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

                         (g)  Lease effective February 1, 1996 for
                              Pineville, North Carolina property, filed as
                              Exhibit 10.11(g) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

               10.12 Lease Agreement effective February 1, 1993 between Union Warehouse & Realty Company and Moore Electric Supply, Inc., filed as Exhibit 10.12 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

          (11) Statement re computation of per share earnings.

               11.1      Summary schedule of earnings per share calculations.



                                  Page 16
          (15) Letter re unaudited interim financial information - not applicable.

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

     (b)  Reports on Form 8-K.

          During the quarter ended April 30, 1996, the Registrant filed a Current Report on Form 8-K dated March 27, 1996, which reported under Item 5 (Other Events) that the Registrant entered into an Asset Purchase Agreement with PVF Holdings, Inc. (see Note 5 of Notes to Consolidated Financial Statements).






















                                  Page 17
                            HUGHES SUPPLY, INC.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: June 11, 1996                     By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer, Chief
                                        Financial Officer and Chief
                                        Accounting Officer





































                                  Page 18
                 INDEX OF EXHIBITS FILED WITH THIS REPORT


11.1      Summary schedule of earnings per share calculations.

27.1      Financial data schedule (filed electronically only).

27.2      Restated financial data schedule (filed electronically only).

27.3      Restated financial data schedule (filed electronically only).














































                                  Page 19