Form 10-Q
period 1996-07-31
HUGHES SUPPLY INC
filed 1996-09-11
CIK 49029

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

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

YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock             Outstanding as of August 23, 1996
        $1 Par Value                       9,733,412




                                Page 1

                          HUGHES SUPPLY, INC.

                               FORM 10-Q

                                 Index


                                                          Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          July 31, 1996 and January 26, 1996                3 - 4

          Consolidated Statements of Income for
          the Three Months Ended July 31, 1996
          and 1995                                          5

          Consolidated Statements of Income for the
          Six Months Ended July 31, 1996 and 1995           6

          Consolidated Statements of Cash Flows for the
          Six Months Ended July 31, 1996 and 1995           7

          Notes to Consolidated Financial Statements        8 - 10


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                     11 - 14


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                  15 - 19

          Signatures                                        20

          Index of Exhibits Filed with This Report          21










                                Page 2

                          HUGHES SUPPLY, INC.


                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)


                                              July 31,     January 26,
                                                1996          1996
                                              ----------    ----------
                                                             (Note 2)
ASSETS
Current Assets:
  Cash and cash equivalents                   $     543     $   3,432
  Accounts receivable, less allowance for
    losses of $7,193 and $4,671                 187,714       138,682
  Inventories                                   172,609       138,903
  Deferred income taxes                          11,966        10,397
  Other current assets                            9,494        15,785
                                              ---------     ---------
      Total current assets                      382,326       307,199

Property and Equipment, net                      63,577        59,165
Excess of Cost over Net Assets Acquired          81,289        16,637
Deferred Income Taxes                             2,622         2,430
Other Assets                                      6,661         4,924
                                              ---------     ---------
                                              $ 536,475     $ 390,355
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.
















                                Page 3
                          HUGHES SUPPLY, INC.


Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                              July 31,     January 26,
                                                1996          1996
                                             -----------   -----------
                                                             (Note 2)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt         $     1,173   $     2,632
  Accounts payable                              102,135        88,280
  Accrued compensation and benefits              12,334        12,642
  Other current liabilities                      21,922        17,037
                                              ---------     ---------
      Total current liabilities                 137,564       120,591

Long-Term Debt                                  158,176       109,524
Other Noncurrent Liabilities                      2,019         1,771
                                              ---------     ---------
      Total liabilities                         297,759       231,886
                                              ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                    -             -
  Common stock-9,726,092 and
   7,284,700 shares issued and outstanding        9,726         7,285
  Capital in excess of par value                105,286        40,468
  Retained earnings                             123,704       110,716
                                              ---------     ---------
      Total shareholders' equity                238,716       158,469
                                              ---------     ---------

                                              $ 536,475     $ 390,355
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                           Three months ended July 31,
                                                 1996         1995
                                             -----------   -----------

Net Sales                                     $ 362,879     $ 293,713
Cost of Sales                                   286,989       235,055
                                              ---------     ---------
Gross Profit                                     75,890        58,658
                                              ---------     ---------
Operating Expenses:
  Selling, general and administrative            56,232        45,658
  Depreciation and amortization                   3,672         2,404
  Provision for doubtful accounts                   840           659
                                              ---------     ---------
    Total operating expenses                     60,744        48,721
                                              ---------     ---------
Operating Income                                 15,146         9,937
                                              ---------     ---------
Non-Operating Income and (Expenses):
  Interest and other income                       1,919         1,244
  Interest expense                               (2,884)       (2,111)
                                              ---------     ---------
                                                   (965)         (867)
                                              ---------     ---------
Income Before Income Taxes                       14,181         9,070
Income Taxes                                      5,673         3,396
                                              ---------     ---------
Net Income                                    $   8,508     $   5,674
                                              =========     =========
Earnings Per Share:
  Primary                                     $     .90     $     .77
                                              =========     =========
  Fully diluted                               $     .90     $     .77
                                              =========     =========
Average Shares Outstanding:
  Primary                                         9,466         7,365
                                              =========     =========
  Fully diluted                                   9,469         7,381
                                              =========     =========
Dividends Per Share                           $     .09     $     .07
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                             Six months ended July 31,
                                                 1996         1995
                                             -----------   -----------

Net Sales                                     $ 678,516     $ 557,875
Cost of Sales                                   539,432       445,951
                                              ---------     ---------
Gross Profit                                    139,084       111,924
                                              ---------     ---------
Operating Expenses:
  Selling, general and administrative           108,448        89,612
  Depreciation and amortization                   6,248         4,743
  Provision for doubtful accounts                 1,662         1,246
                                              ---------     ---------
    Total operating expenses                    116,358        95,601
                                              ---------     ---------
Operating Income                                 22,726        16,323
                                              ---------     ---------
Non-Operating Income and (Expenses):
  Interest and other income                       3,404         2,216
  Interest expense                               (4,854)       (4,011)
                                              ---------     ---------
                                                 (1,450)       (1,795)
                                              ---------     ---------
Income Before Income Taxes                       21,276        14,528
Income Taxes                                      8,447         5,446
                                              ---------     ---------
Net Income                                    $  12,829     $   9,082
                                              =========     =========
Earnings Per Share:
  Primary                                     $    1.51     $    1.25
                                              =========     =========
  Fully diluted                               $    1.51     $    1.24
                                              =========     =========
Average Shares Outstanding:
  Primary                                         8,488         7,279
                                              =========     =========
  Fully diluted                                   8,500         7,301
                                              =========     =========
Dividends Per Share                           $     .18     $     .14
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)
                                             Six months ended July 31,
                                                 1996           1995
                                             -----------   -----------

Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers              $ 647,526     $ 541,003
    Cash paid to suppliers and employees       (637,307)     (531,046)
    Interest received                             1,903         1,586
    Interest paid                                (3,763)       (3,857)
    Income taxes paid                            (7,219)       (7,788)
                                              ---------     ---------
      Net cash provided by (used in)
        operating activities                      1,140          (102)
                                              ---------     ---------
  Cash flows from investing activities:
    Capital expenditures                         (7,740)       (6,300)
    Proceeds from sale of
      property and equipment                      1,552           553
    Business acquisitions, net of cash          (81,393)       (4,532)
                                              ---------     ---------
      Net cash used in
        investing activities                    (87,581)      (10,279)
                                              ---------     ---------
  Cash flows from financing activities:
    Net borrowing (repayment) under
      short-term debt arrangements              (48,142)       12,284
    Principal payments on:
      Long-term notes                           (13,210)         (464)
      Capital lease obligations                    (428)         (398)
    Proceeds from issuance of long-term debt     98,000             -
    Net proceeds from sale of common stock       48,201             -
    Proceeds from stock options exercised           710           150
    Purchase of common shares                      (301)          (65)
    Dividends paid                               (1,278)       (1,808)
                                              ---------     ---------
      Net cash provided by
        financing activities                     83,552         9,699
                                              ---------     ---------
Net Decrease in Cash and
  Cash Equivalents                               (2,889)         (682)
Cash and Cash Equivalents:
  Beginning of period                             3,432         3,692
                                              ---------     ---------
  End of period                               $     543     $   3,010
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 1996, the results of operations for the three months and six months ended July 31, 1996 and 1995, and cash flows for the six months then ended. Prior period financial statements have been restated to include the accounts of ELASCO (defined in Note 2 below) acquired and accounted for as a pooling of interests (see Note 2).

     The fiscal year of the Company is a 52- or 53-week period ending on the last Friday in January. Fiscal year 1997 will be a 53-week period while fiscal year 1996 was a 52-week period. The six months ended July 31, 1996 and 1995 contained 27 and 26 weeks, respectively, while the three months ended July 31, 1996 and 1995 each contained 13 weeks.

     The January 26, 1996 balance sheet contains certain reclassifications which were made to conform to the July 31, 1996 financial statement format. None of these reclassifications affected net income or shareholders' equity.

2. On April 26, 1996 the Company acquired all the common stock of Electric Laboratories and Sales Corporation and ELASCO Agency Sales, Inc. (collectively, "ELASCO") in exchange for 486,238 shares of the Company's common stock. ELASCO is a wholesale distributor of electric utility supplies and equipment with three branches in Illinois and Ohio. The transaction has been accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include ELASCO. ELASCO's fiscal year end has been changed to the last Friday in January to conform to the Company's fiscal year end.

3. On May 13, 1996, the Company acquired substantially all of the assets, properties and business of PVF Holdings, Inc. and its subsidiaries ("PVF"). The aggregate consideration paid was $99,436, consisting of cash in the amount of $44,400, the issuance of 669,956 shares of common stock having an agreed-upon value of $27.763 per share, the issuance of $30,000 subordinated interim note payable to the sellers and the assumption of $6,436 of bank debt. PVF distributes stainless steel pipe, valves and fittings from 16 locations nationwide, and had sales of approximately $110,000 for calendar year 1995. The transaction has been accounted for as a purchase and the results of operations of PVF from the date of acquisition are included in the consolidated financial statements. The excess of cost over net assets acquired is being amortized over 15 years by the straight-line method.
                                Page 8

                          HUGHES SUPPLY, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
       (unaudited) (dollars in thousands, except per share data)

     The following table reflects the pro forma combined results of operations, assuming the PVF acquisition had occurred at the beginning of each period presented:

                                       Six Months Ended July 31,
                                          1996           1995
                                        --------       --------

          Net sales                     $711,591       $612,545
          Net income                      15,144         15,003
          Earnings per share:
               Primary                      1.55           1.59
               Fully diluted                1.54           1.59

     The past and future financial performance of PVF will be directly influenced by the cost of stainless steel and nickel alloy which as a commodity item can and does fluctuate. Significant fluctuations in the prices of stainless steel and nickel alloy which have occurred in the first six months of each period presented have resulted in gross margins for PVF of 39.8% for the first six months of fiscal 1996 compared to 30.4% for the first six months of fiscal 1997 included in the pro forma information above. As a result of the commodity price fluctuations and the fact that these significant price fluctuations could continue to create cyclicality in PVF's future operating performance, management believes that the pro forma information is not necessarily indicative of future performance.

4. On May 29, 1996 the Company issued $98,000 of senior notes in a private placement in connection with the acquisition of PVF. The notes mature in 2011, bear interest at 7.96% and will be payable in 20 equal semi-annual payments beginning in 2001. In May, 1996 the Company sold in a public offering 1,486,989 shares of its common stock which generated net proceeds of approximately $48,201. Proceeds received by the Company in the private placement of the senior notes and the sale of the Company's common stock were used to partially fund the PVF acquisition (including satisfaction of the interim note payable to the sellers) and to reduce indebtedness outstanding under the Company's revolving credit facility and line of credit agreement.

5. In addition to the acquisitions discussed in Notes 2 and 3 above, during the six months ended July 31, 1996 the Company acquired several wholesale distributors of materials to the construction industry for cash and stock. These acquisitions have been



                                Page 9
                          HUGHES SUPPLY, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
       (unaudited) (dollars in thousands, except per share data)

     accounted for as purchases or immaterial poolings and did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

6. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                          Six months ended July 31,
                                             1996           1995
                                          ----------     ----------

     Net income                           $   12,829     $    9,082
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                           4,209          3,922
        Amortization                           2,039            821
        Provision for doubtful accounts        1,662          1,246
        Gain on sale of property
          and equipment                       (1,013)          (300)
        Undistributed (earnings) losses
          of affiliate                           (32)            46
     Changes in assets and liabilities,
      net of effects of acquisitions:
        (Increase) decrease in:
          Accounts receivable                (31,446)       (17,248)
          Inventories                         12,962          1,868
          Other current assets                 6,397          5,862
          Other assets                        (1,175)        (1,298)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                          (7,859)        (2,117)
          Accrued interest and income
            taxes                              4,080         (1,090)
          Other noncurrent liabilities           248            202
        Increase in deferred income taxes     (1,761)        (1,098)
                                          ----------     ----------
     Net cash provided by (used in)
      operating activities                $    1,140     $     (102)
                                          ==========     ==========

7. On August 22, 1996 the Company's Board of Directors increased the regular quarterly cash dividend from $.09 to $.10 per share effective for the third quarter dividend which will be payable on November 15, 1996 to shareholders of record on November 1, 1996.

                                Page 10

                          HUGHES SUPPLY, INC.

PART I.  FINANCIAL INFORMATION - continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of July 31, 1996, and the results of operations for the six months then ended.

As described in Note 2 of the Notes to Consolidated Financial Statements, on April 26, 1996 the Company and Electric Laboratories and Sales Corporation and ELASCO Agency Sales, Inc. (collectively, "ELASCO") entered into a business combination accounted for as a pooling of interests. Accordingly, all financial data in this discussion and analysis is reported as though the companies have always been combined.

Material Changes in Results of Operations

Net Sales:

Net sales increased to $362.9 million for the quarter ended July 31, 1996, 24% over the prior year's second quarter. Net sales for the six months were $678.5 million which was 22% ahead of last year. Newly-acquired and opened wholesale outlets provided 15 and 12 percentage points of the 24% and 22% increases for the three and six month periods, respectively.

Management expects commercial construction activity to continue at current levels. These favorable conditions coupled with the Company's acquisition program should result in continued sales growth.

Gross Profit:

Gross profit and gross margin for the three and six months ended July 31, 1996 and 1995 were as follows (dollars in thousands):

                                  1996                   1995
                            Gross      Gross       Gross       Gross          Variance
                            Profit    Margin       Profit     Margin     Amount       %
   Three months ended     $  75,890    20.9%     $  58,658     20.0%    $ 17,232     29.4%
   Six months ended       $ 139,084    20.5%     $ 111,924     20.1%    $ 27,160     24.3%

More than half of the second quarter improvement in gross margins is attributable to the inclusion of branches acquired from PVF Holdings, Inc. and its subsidiaries ("PVF") in May, 1996. Expansion of product offerings to lines with better margins, efficiencies created with central distribution centers, increased volume and concentration of supply sources have also contributed to the improvement in gross margins.

                                Page 11

Operating Expenses:

Operating expenses for the three and six month periods ended July 31, 1996 and 1995 were as follows (dollars in thousands):


                                  1996                       1995
                                         % of                      % of             Variance
                            Amount    Net Sales        Amount   Net Sales      Amount        %
   Three months ended     $  60,744      16.7%       $  48,721     16.6%      $ 12,023     24.7%
   Six months ended       $ 116,358      17.1%       $  95,601     17.1%      $ 20,757     21.7%

Approximately one-half of the 24.7% and 21.7% increases in operating expenses for the three and six months ended July 31, 1996, respectively, is attributable to recent acquisitions and newly-opened wholesale outlets.

Non-Operating Income and Expenses:

Interest and other income increased $.7 million and $1.2 million for the three and six months ended July 31, 1996, respectively, over the prior year periods. The increases are primarily attributable to gain on sales of property and equipment during the quarter ended July 31, 1996.

Interest expense was $2.9 million and $4.9 million for the three and six months ended July 31, 1996 compared to $2.1 million and $4.0 million for the three and six months ended July 31, 1995, respectively. The increases are the result of higher borrowing levels partially offset by lower interest rates. Expansion through business acquisitions has been partially funded by debt financing.

Income Taxes:

The effective tax rates for the three and six months ended July 31, 1996 and 1995 were as follows:

                                         1996           1995

     Three months ended                  40.0%          37.4%
     Six months ended                    39.7%          37.5%

Prior to its merger with the Company on April 26, 1996, ELASCO was a Subchapter S corporation and, therefore, not subject to corporate income tax. ELASCO's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective tax rate will be lower for the year ended January 26, 1996 than for the year ended January 31, 1997. The effective income tax rate for the combined companies is expected to be approximately 40% in future quarters.

Net Income:

Net income for the second quarter increased 50% to $8.5 million. Fully-diluted earnings per share for the second quarter were $.90 compared to $.77 in the prior year, a 17% increase with 28% more shares outstanding.

                                Page 12
For the six months ended July 31, 1996, net income reached $12.8 million, a 41% increase over the six months ended July 31, 1995. Fully-diluted earnings per share for the six months ended July 31, 1996 and 1995 were $1.51 and $1.24, respectively. This increase of 22% was on 16% more shares outstanding.


Liquidity and Capital Resources

Working capital at July 31, 1996 amounted to $245 million compared to $187 million at January 26, 1996. The working capital ratio increased slightly - 2.8 to 1 at July 31, 1996 compared to 2.5 to 1 at January 26, 1996.

Cash payments for business acquisitions, accounted for as purchases, totaled $81 million for the six months ended July 31, 1996. In addition, the Company issued approximately 920,000 of its common shares valued at $23 million for such purchases and for acquisitions accounted for as immaterial poolings of interests. As a result of these acquisitions, the Company now has 245 branches in 22 states compared to 212 branches in 14 states at last year end.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, in May, 1996 the Company issued 1,486,989 shares of its common stock in a public offering (generating net proceeds of approximately $48 million, after all expenses) and issued $98 million of senior notes in a private placement in connection with the purchase of substantially all of the assets, properties and business of PVF. In addition to funding the PVF acquisition, the net proceeds of these offerings were used to reduce indebtedness outstanding under the Company's bank debt.

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

Expenditures for property and equipment were $7.7 million for the six months ended July 31, 1996 compared to $6.3 million for the six months ended July 31, 1995. These expenditures are expected to be approximately $12 million for fiscal year 1997.

Principal reductions on long-term debt were $13.2 million for the six months ended July 31, 1996 compared to $.5 million for the prior year six months. The increase resulted primarily from paying off debt of recent business acquisitions. Dividend payments were $1.3 million and

                                Page 13
$1.8 million during the six months ended July 31, 1996 and 1995, respectively. Prior year dividend payments included $1.0 million in cash dividends of pooled companies.

Management believes that the Company has sufficient borrowing capacity, with $108 million available under its existing credit facilities (subject to certain covenants related to the senior notes and in the revolving credit facility and line of credit agreement), to take advantage of growth and business acquisition opportunities and has the resources necessary to fund ongoing operating requirements and anticipated capital expenditures. Future expansion will continue to be financed on a project-by-project basis through additional borrowing, or, as circumstances allow, through the issuance of common stock or equity-linked securities.







































                                Page 14
                          HUGHES SUPPLY, INC.

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






                                Page 15

                    (b)  Leases effective March 31, 1988, filed as
                         Exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989 (Commission File No. 0-5235).

                            Sub-Item    Property

                              (1)       Clearwater
                              (2)       Daytona Beach
                              (3)       Fort Pierce
                              (4)       Lakeland
                              (6)       Leesburg
                              (7)       Orlando Electrical Operation
                              (8)       Orlando Plumbing Operation
                              (9)       Orlando Utility Warehouse
                              (10)      St. Petersburg
                              (11)      Sarasota
                              (12)      Venice
                              (13)      Winter Haven

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

                                Page 16
               10.4 Directors' Stock Option Plan, as amended, filed as Exhibit 10.4 to Form 10-Q for the quarter ended July 31, 1994 (Commission File No. 001-08772).

               10.5 Asset Purchase Agreement with Accord Industries Company, dated October 9, 1990, for sale of Registrant's manufacturing operations, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended January 25, 1991 (Commission File No. 0-5235).

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



                                Page 17
                         Realty Company) or Monoco Realty and USCO
                         Incorporated.

                         (a)  Leases dated March 1, 1985 and amended
                              December 23, 1986, filed as Exhibit
                              10.11(a) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

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


                                  Page 18
                         (g)  Lease effective February 1, 1996 for
                              Pineville, North Carolina property, filed as
                              Exhibit 10.11(g) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

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


     (b)  Reports on Form 8-K.

          During the quarter ended July 31, 1996, the Registrant filed a Current Report on Form 8-K dated May 13, 1996, which reported under
          Item 2 (Acquisition or Disposition of Assets) that the Registrant acquired substantially all of the assets of PVF Holdings, Inc. and its subsidiaries ("PVF").

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: September 5, 1996                 By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: September 5, 1996                 By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer, Chief
                                        Financial Officer and Chief
                                        Accounting Officer

                 INDEX OF EXHIBITS FILED WITH THIS REPORT



11.1      Summary schedule of earnings per share calculations.

27.1      Financial data schedule (filed electronically only).

27.2      Restated financial data schedule (filed electronically only).

27.3      Restated financial data schedule (filed electronically only).