Form 10-Q
period 1996-10-31
HUGHES SUPPLY INC
filed 1996-12-16
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

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

YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of December 1, 1996
     $1 Par Value                       10,494,815




                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                       Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          October 31, 1996 and January 26, 1996             3 - 4

          Consolidated Statements of Income for
          the Three Months Ended October 31, 1996
          and 1995                                          5

          Consolidated Statements of Income for the
          Nine Months Ended October 31, 1996 and 1995       6

          Consolidated Statements of Cash Flows for the
          Nine Months Ended October 31, 1996 and 1995       7

          Notes to Consolidated Financial Statements        8 - 10


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                     11 - 14


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                  15 - 19

          Signatures                                        20

          Index of Exhibits Filed with This Report          21










                                Page 2

                          HUGHES SUPPLY, INC.


                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)


                                              October 31,  January 26,
                                                1996          1996
                                              ----------    ----------
                                                             (Note 2)
ASSETS
Current Assets:
  Cash and cash equivalents                   $   3,088     $   3,432
  Accounts receivable, less allowance for
    losses of $8,376 and $4,671                 197,933       138,682
  Inventories                                   192,048       138,903
  Deferred income taxes                          12,152        10,397
  Other current assets                           10,014        15,785
                                              ---------     ---------
      Total current assets                      415,235       307,199

Property and Equipment, net                      65,740        59,165
Excess of Cost over Net Assets Acquired          80,239        16,637
Deferred Income Taxes                             3,023         2,430
Other Assets                                      5,810         4,924
                                              ---------     ---------
                                              $ 570,047     $ 390,355
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.
















                                Page 3
                          HUGHES SUPPLY, INC.


Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                             October 31,   January 26,
                                                1996          1996
                                             -----------   -----------
                                                             (Note 2)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt           $   1,024     $   2,632
  Accounts payable                              107,345        88,280
  Accrued compensation and benefits              16,431        12,642
  Other current liabilities                      22,974        17,037
                                              ---------     ---------
      Total current liabilities                 147,774       120,591

Long-Term Debt                                  167,774       109,524
Other Noncurrent Liabilities                      2,121         1,771
                                              ---------     ---------
      Total liabilities                         317,669       231,886
                                              ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                    -             -
  Common stock-10,123,658 and
   7,288,623 shares issued and outstanding       10,124         7,289
  Capital in excess of par value                104,953        40,464
  Retained earnings                             137,301       110,716
                                              ---------     ---------
      Total shareholders' equity                252,378       158,469
                                              ---------     ---------

                                              $ 570,047     $ 390,355
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                        Three months ended October 31,
                                                 1996         1995
                                             ----------    ----------

Net Sales                                    $  371,671    $  296,680
Cost of Sales                                   292,842       237,072
                                             ----------    ----------
Gross Profit                                     78,829        59,608
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative            56,520        47,279
  Depreciation and amortization                   3,930         2,638
  Provision for doubtful accounts                   988         1,188
                                             ----------    ----------
    Total operating expenses                     61,438        51,105
                                             ----------    ----------
Operating Income                                 17,391         8,503
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                         971         1,460
  Interest expense                               (3,085)       (1,915)
                                             ----------    ----------
                                                 (2,114)         (455)
                                             ----------    ----------
Income Before Income Taxes                       15,277         8,048
Income Taxes                                      6,095         3,030
                                             ----------    ----------
Net Income                                   $    9,182    $    5,018
                                             ==========    ==========
Earnings Per Share:
  Primary                                    $      .91    $      .68
                                             ==========    ==========
  Fully diluted                              $      .91    $      .67
                                             ==========    ==========
Average Shares Outstanding:
  Primary                                        10,136         7,425
                                             ==========    ==========
  Fully diluted                                  10,142         7,440
                                             ==========    ==========
Dividends Per Share                          $      .10    $      .07
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                         Nine months ended October 31,
                                                 1996         1995
                                             ----------    ----------

Net Sales                                    $1,050,187    $  854,555
Cost of Sales                                   832,274       683,023
                                             ----------    ----------
Gross Profit                                    217,913       171,532
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           164,968       136,891
  Depreciation and amortization                  10,178         7,381
  Provision for doubtful accounts                 2,650         2,434
                                             ----------    ----------
    Total operating expenses                    177,796       146,706
                                             ----------    ----------
Operating Income                                 40,117        24,826
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       4,375         3,676
  Interest expense                               (7,939)       (5,926)
                                             ----------    ----------
                                                 (3,564)       (2,250)
                                             ----------    ----------
Income Before Income Taxes                       36,553        22,576
Income Taxes                                     14,542         8,476
                                             ----------    ----------
Net Income                                   $   22,011    $   14,100
                                             ==========    ==========
Earnings Per Share:
  Primary                                    $     2.44    $     1.93
                                             ==========    ==========
  Fully diluted                              $     2.43    $     1.91
                                             ==========    ==========
Average Shares Outstanding:
  Primary                                         9,031         7,322
                                             ==========    ==========
  Fully diluted                                   9,065         7,378
                                             ==========    ==========
Dividends Per Share                          $      .28    $      .21
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                         Nine months ended October 31,
                                                1996           1995
                                             ----------    ----------

Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers             $1,012,254    $  832,901
    Cash paid to suppliers and employees       (985,877)     (804,066)
    Interest received                             2,862         2,497
    Interest paid                                (4,900)       (5,659)
    Income taxes paid                           (14,917)      (10,714)
                                             ----------    ----------
      Net cash provided by
        operating activities                      9,422        14,959
                                             ----------    ----------
  Cash flows from investing activities:
    Capital expenditures                        (10,953)       (8,848)
    Proceeds from sale of
      property and equipment                      1,721         1,156
    Business acquisitions, net of cash          (89,952)       (6,945)
                                             ----------    ----------
      Net cash used in
        investing activities                    (99,184)      (14,637)
                                             ----------    ----------
  Cash flows from financing activities:
    Net borrowing (repayment) under
      short-term debt arrangements              (39,991)        5,781
    Principal payments on:
      Long-term notes                           (14,266)       (5,417)
      Capital lease obligations                    (843)         (598)
    Proceeds from issuance of long-term debt     98,000             -
    Net proceeds from sale of common stock       48,197             -
    Proceeds from stock options exercised           869           874
    Purchase of common shares                      (395)         (409)
    Dividends paid                               (2,153)       (2,564)
                                             ----------    ----------
      Net cash provided by (used in)
        financing activities                     89,418        (2,333)
                                             ----------    ----------
Net Decrease in Cash and
  Cash Equivalents                                 (344)       (2,011)
Cash and Cash Equivalents:
  Beginning of period                             3,432         3,692
                                             ----------    ----------
  End of period                              $    3,088    $    1,681
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of October 31, 1996, the results of operations for the three months and nine months ended October 31, 1996 and 1995, and cash flows for the nine months then ended. Prior period financial statements have been restated to include the accounts of ELASCO (defined in Note 2 below) acquired and accounted for as a pooling of interests (see Note 2).

     The fiscal year of the Company is a 52- or 53-week period ending on the last Friday in January. Fiscal year 1997 will be a 53-week period while fiscal year 1996 was a 52-week period. The nine months ended October 31, 1996 and 1995 contained 40 and 39 weeks, respectively, while the three months ended October 31, 1996 and 1995 each contained 13 weeks.

     The January 26, 1996 balance sheet contains certain reclassifications which were made to conform to the October 31, 1996 financial statement format. None of these reclassifications affected net income or shareholders' equity.

2. On April 26, 1996 the Company acquired all the common stock of Electric Laboratories and Sales Corporation and ELASCO Agency Sales, Inc. (collectively, "ELASCO") in exchange for 490,161 shares of the Company's common stock. ELASCO is a wholesale distributor of electric utility supplies and equipment with three branches in Illinois and Ohio. The transaction has been accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include ELASCO. ELASCO's fiscal year end has been changed to the last Friday in January to conform to the Company's fiscal year end.

3. On May 13, 1996, the Company acquired substantially all of the assets, properties and business of PVF Holdings, Inc. and its subsidiaries ("PVF"). The aggregate consideration paid was $108,832, consisting of cash in the amount of $81,917, the issuance of 737,645 shares of common stock having an agreed-upon value of $27.763 per share and the assumption of $6,436 of bank debt. PVF distributes stainless steel pipe, valves and fittings from 16 locations nationwide, and had sales of approximately $110,000 for calendar year 1995. The transaction has been accounted for as a purchase and the results of operations of PVF from the date of acquisition are included in the consolidated financial statements. The excess of cost over net assets acquired is being amortized over 15 years by the straight-line method.

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

     The following table reflects the pro forma combined results of operations, assuming the PVF acquisition had occurred at the beginning of each period presented:

                                        Nine Months Ended October 31,
                                             1996           1995
                                          ----------     ----------

          Net sales                       $1,083,262       $939,031
          Net income                          24,326         23,055
          Earnings per share:
               Primary                          2.60           2.86
               Fully diluted                    2.59           2.84

     The past and future financial performance of PVF will be directly influenced by the cost of stainless steel and nickel alloy which as a commodity item can and does fluctuate. Significant fluctuations in the prices of stainless steel and nickel alloy which have occurred in the first nine months of each period presented have resulted in gross margins for PVF of 38.2% for the first nine months of fiscal 1996 compared to 29.6% for the first nine months of fiscal 1997 included in the pro forma information above. As a result of the commodity price fluctuations and the fact that these significant price fluctuations could continue to create cyclicality in PVF's future operating performance, management believes that the pro forma information is not necessarily indicative of future performance.

4. On May 29, 1996 the Company issued $98,000 of senior notes in a private placement in connection with the acquisition of PVF. The notes mature in 2011, bear interest at 7.96% and will be payable in 20 equal semi-annual payments beginning in 2001. In May, 1996 the Company sold in a public offering 1,486,989 shares of its common stock which generated net proceeds of approximately $48,197. Proceeds received by the Company in the private placement of the senior notes and the sale of the Company's common stock were used to partially fund the PVF acquisition (including satisfaction of the interim note payable to the sellers) and to reduce indebtedness outstanding under the Company's revolving credit facility and line of credit agreement.

5. In addition to the acquisitions discussed in Notes 2 and 3 above, during the nine months ended October 31, 1996 the Company acquired several wholesale distributors of materials to the construction industry for cash and stock. These acquisitions have been accounted for as purchases or immaterial poolings and did not have a material effect on the consolidated financial statements of the

                                Page 9
     Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

6. On August 22, 1996 the Company's Board of Directors increased the regular quarterly cash dividend from $.09 to $.10 per share effective for the third quarter dividend which was payable on November 15, 1996 to shareholders of record on November 1, 1996.

7. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                        Nine months ended October 31,
                                             1996           1995
                                          ----------     ----------

     Net income                           $   22,011     $   14,100
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                           6,508          5,928
        Amortization                           3,670          1,453
        Provision for doubtful accounts        2,650          2,434
        Gain on sale of property
          and equipment                         (684)          (634)
        Undistributed (earnings) losses
          of affiliate                           (42)            73
     Changes in assets and liabilities,
      net of effects of acquisitions:
        (Increase) decrease in:
          Accounts receivable                (38,720)       (22,272)
          Inventories                         (2,414)        10,066
          Other current assets                 5,910          6,794
          Other assets                          (230)        (2,589)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                           7,749          1,270
          Accrued interest and income
            taxes                              5,012           (361)
          Other noncurrent liabilities           350            307
        Increase in deferred income taxes     (2,348)        (1,610)
                                          ----------     ----------
     Net cash provided by
      operating activities                $    9,422     $   14,959
                                          ==========     ==========








                                Page 10
                          HUGHES SUPPLY, INC.

PART I.  FINANCIAL INFORMATION - continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of October 31, 1996, and the results of operations for the nine months then ended.

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

Material Changes in Results of Operations

Net Sales:

Net sales increased to $371.7 million for the quarter ended October 31, 1996, 25% over the prior year's third quarter. Net sales for the nine months were $1.1 billion which was 23% ahead of last year. Newly-acquired and opened wholesale outlets provided 18 and 14 percentage points of the 25% and 23% increases for the three and nine month periods, respectively.

Management expects commercial construction activity to continue at current levels. These favorable conditions coupled with the Company's acquisition program should result in continued sales growth.

Gross Profit:

Gross profit and gross margin for the three and nine months ended
October 31, 1996 and 1995 were as follows (dollars in thousands):

                                        1996                     1995
                                  Gross      Gross        Gross      Gross           Variance
                                  Profit     Margin       Profit     Margin      Amount       %
         Three months ended     $  78,829    21.2%      $  59,608    20.1%      $ 19,221    32.2%
         Nine months ended      $ 217,913    20.7%      $ 171,532    20.1%      $ 46,381    27.0%

More than half of the third quarter improvement in gross margins is attributable to the inclusion of branches acquired from PVF Holdings, Inc. and its subsidiaries ("PVF") in May, 1996. Expansion of product offerings to lines with better margins, efficiencies created with central distribution centers, and volume purchasing power have also contributed to the improvement in gross margins.


                                Page 11

Operating Expenses:

Operating expenses for the three and nine month periods ended October 31, 1996 and 1995 were as follows (dollars in thousands):

                                        1996                   1995
                                             % of                    % of           Variance
                                  Amount   Net Sales      Amount   Net Sales     Amount       %
         Three months ended     $  61,438    16.5%      $  51,105    17.2%      $ 10,333    20.2%
         Nine months ended      $ 177,796    16.9%      $ 146,706    17.2%      $ 31,090    21.2%

Approximately 18 and 14 percentage points of the 20.2% and 21.2% increases in operating expenses for the three and nine months ended October 31, 1996, respectively, is attributable to recent acquisitions and newly-opened wholesale outlets. Lower insurance costs resulting from a reduction in insurance premiums and better than expected claims experience in prior year policies as well as synergies associated with consolidated operations are primarily responsible for the decrease in operating expenses as a percentage of net sales for the three and nine month periods.

Non-Operating Income and Expenses:

Interest and other income decreased $.5 million and increased $.7 million for the three and nine months ended October 31, 1996, respectively, over the prior year periods. These fluctuations are primarily attributable to gain or loss on the sale of property and equipment, and increased collection of service charges due on delinquent accounts receivable.

Interest expense was $3.1 million and $7.9 million for the three and nine months ended October 31, 1996 compared to $1.9 million and $5.9 million for the three and nine months ended October 31, 1995, respectively. The increases are primarily the result of higher borrowing levels as interest rates have been essentially unchanged. Expansion through business acquisitions has been partially funded by debt financing.

Income Taxes:

The effective tax rates for the three and nine months ended October 31, 1996 and 1995 were as follows:

                                         1996           1995

     Three months ended                  39.9%          37.6%
     Nine months ended                   39.8%          37.5%

Prior to its merger with the Company on April 26, 1996, ELASCO was a Subchapter S corporation and, therefore, not subject to corporate income tax. ELASCO's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective tax rate will be lower for the year ended January 26, 1996 than for the year

                                Page 12
ended January 31, 1997. The effective income tax rate for the combined companies is expected to be approximately 40% in the fourth quarter.

Net Income:

Net income for the third quarter increased 83% to $9.2 million. Fully-diluted earnings per share for the third quarter were $.91 compared to $.67 in the prior year, a 36% increase with 36% more shares outstanding.

For the nine months ended October 31, 1996, net income reached $22.0 million, a 56% increase over the nine months ended October 31, 1995. Fully-diluted earnings per share for the nine months ended October 31, 1996 and 1995 were $2.43 and $1.91, respectively. This increase of 27% was on 23% more shares outstanding.


Liquidity and Capital Resources

Working capital at October 31, 1996 amounted to $267 million compared to $187 million at January 26, 1996. The working capital ratio increased slightly - 2.8 to 1 at October 31, 1996 compared to 2.5 to 1 at January 26, 1996. These increases are primarily due to higher levels of inventories and receivables which are required to support the Company's growth.

Cash payments for business acquisitions, accounted for as purchases, totaled $90 million for the nine months ended October 31, 1996. In addition, the Company issued approximately 1,304,000 of its common shares valued at $37 million for such purchases and for acquisitions accounted for as immaterial poolings of interests.

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

Management believes the PVF acquisition provides the Company with several strategic benefits, including: (i) a well-established position in the stainless steel and specialty alloy sector of the pipe, valve and fitting products market; (ii) a higher gross margin product group than the Company's other product groups; (iii) greater focus on targeted industrial and replacement markets; (iv) a strong management team; and
(v) new opportunities for additional acquisitions. Additional growth opportunities for the Company related to the PVF acquisition include incremental sales of complementary valve products (which represented only 2% of PVF's fiscal 1995 net sales) and new branch openings. Expenditures for property and equipment were $11.0 million for the nine

                                Page 13

months ended October 31, 1996 compared to $8.8 million for the nine months ended October 31, 1995. These expenditures are expected to be approximately $14 million for fiscal year 1997.

Principal reductions on long-term debt were $14.3 million for the nine months ended October 31, 1996 compared to $5.4 million for the prior year nine months. The increase resulted primarily from paying off debt of recent business acquisitions. Dividend payments were $2.2 million and $2.6 million during the nine months ended October 31, 1996 and 1995, respectively. Prior year dividend payments included $1.3 million in cash dividends of pooled companies.

Management believes that the Company has sufficient borrowing capacity, with $90 million available under its existing credit facilities (subject to certain covenants related to the senior notes and in the revolving credit facility and line of credit agreement), to take advantage of growth and business acquisition opportunities and has the resources necessary to fund ongoing operating requirements and anticipated capital expenditures. Future expansion will continue to be financed on a project-by-project basis through additional borrowing, or, as circumstances allow, through the issuance of common stock or equity-linked securities.































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






                                Page 15

                    (b)  Leases effective March 31, 1988, filed as
                         Exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989 (Commission File No. 0-5235).

                            Sub-Item    Property

                              (1)       Clearwater
                              (2)       Daytona Beach
                              (3)       Fort Pierce
                              (4)       Lakeland
                              (6)       Leesburg
                              (7)       Orlando Electrical Operation
                              (8)       Orlando Plumbing Operation
                              (9)       Orlando Utility Warehouse
                              (11)      Sarasota
                              (12)      Venice
                              (13)      Winter Haven

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

               10.10 Lease Agreement dated June 24, 1996 between Donald C. Martin and Hughes Supply, Inc.

               10.11 Lease Agreements between Union Warehouse & Trucking Company (d/b/a Union Warehouse & Realty Company) or Monoco Realty and USCO Incorporated.

                    (a)  Leases dated March 1, 1985 and amended
                         December 23, 1986, filed as Exhibit

                                Page 17

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

                                  Page 18
               10.12 Lease Agreement effective February 1, 1993 between Union Warehouse & Realty Company and Moore Electric Supply, Inc., filed as Exhibit 10.12 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

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


     (b)  Reports on Form 8-K.

          During the quarter ended October 31, 1996, the Registrant filed a Current Report on Form 8-K dated October 10, 1996, which reported under Item 5 (Other Events) that the Registrant entered into an Amended and Restated Revolving Credit and Line of Credit Agreement.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: December 12, 1996                 By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: December 12, 1996                 By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer, Chief
                                        Financial Officer and Chief
                                        Accounting Officer

                 INDEX OF EXHIBITS FILED WITH THIS REPORT



10.10 Lease Agreement dated June 24, 1996 between Donald C. Martin and Hughes Supply, Inc.

11.1      Summary schedule of earnings per share calculations.

27.1      Financial data schedule (filed electronically only).

27.2      Restated financial data schedule (filed electronically only).

27.3      Restated financial data schedule (filed electronically only).