Form 10-K405
period 1997-01-31
HUGHES SUPPLY INC
filed 1997-05-01
CIK 49029

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 31, 1997

                               OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________to_________________

Commission File No.  001-08772

                       HUGHES SUPPLY, INC.

     (Exact name of registrant as specified in its charter)

           Florida                                59-0559446
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

20 North Orange Avenue, Suite 200, Orlando, Florida    32801
     (Address of principal executive office)         (Zip Code)

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

                             Page 1
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [X]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $349,978,000 as of March 21, 1997.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,590,873 shares of common stock ($1.00 par value) as of March 21, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Part I  -      Annual Report to Shareholders for the fiscal
                    year ended January 31, 1997 (designated
                    portions).

     Part II -      Annual Report to Shareholders for the fiscal
                    year ended January 31, 1997 (designated
                    portions).

     Part III- Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders (designated portions).

     Part IV -      Annual Report to Shareholders for the fiscal
                    year ended January 31, 1997 (designated
                    portions).

                           TABLE OF CONTENTS

                                                                  Page

PART I

Item 1.   Business .............................................    4

Item 2.   Properties ...........................................   13

Item 3.   Legal Proceedings ....................................   13

Item 4.   Submission of Matters to a Vote of Security Holders ..   13


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ..................................   14

Item 6.   Selected Financial Data ..............................   14

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................   14

Item 8.   Financial Statements and Supplementary Data ..........   14

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..................   15


PART III

Item 10.  Directors and Executive Officers of the Registrant ...   16

Item 11.  Executive Compensation ...............................   16

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ...........................................   16

Item 13.  Certain Relationships and Related Transactions .......   16


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K ..........................................   17

          Signatures ...........................................   22

          Index to Consolidated Financial Statements and
          Schedules ............................................   23

          Index of Exhibits Filed with This Report .............   24

                                PART I

ITEM 1.   BUSINESS

GENERAL

     Hughes Supply, Inc. was founded as a general partnership in Orlando, Florida in 1928 and was incorporated as a Florida corporation in 1947. As used throughout this Report, the terms "Company" and "Registrant" shall be deemed to mean Hughes Supply, Inc. and its subsidiaries, except where the context otherwise indicates.

     The Company is one of the largest diversified wholesale distributors of materials, equipment and supplies for the construction and industrial markets operating primarily in the southeastern and midwestern United States. The Company distributes more than 130,000 products through 292 branches located in 25 states and Puerto Rico. The Company's customers are subcontractors, general contractors, utilities, municipalities and manufacturers. Management believes that the Company holds significant market share in a majority of its local markets and is one of the largest distributors of its range of products in the southeastern and midwestern United States. The Company's largest geographic market is Florida (representing approximately 36% of fiscal 1997 net sales), which is one of the largest commercial and residential construction markets in the United States. The following table presents the distribution of the Company's branches:

          State, Territory            Number of Branches

          Florida                            83
          Georgia                            35
          North Carolina                     32
          Alabama                            20
          South Carolina                     19
          Ohio                               16
          Tennessee                          16
          Texas                              13
          Mississippi                        11
          Virginia                            7
          Illinois                            5
          Kentucky                            5
          Indiana                             4
          Louisiana                           4
          Oklahoma                            3
          Pennsylvania                        3
          West Virginia                       3
          Maryland                            2
          Michigan                            2
          Missouri                            2
          New Jersey                          2
          California                          1
          New York                            1
          Puerto Rico                         1
          Utah                                1
          Washington                          1

A current listing of the locations of the wholesale branches and distribution centers of the Company is set forth as Exhibit 99.1 to this report.

     The products which the Company distributes are used in new construction for commercial, residential, utility and industrial applications and for replacement and renovation projects. Such products include materials and supplies associated with the Company's nine major product groups, as follows: electrical; plumbing; water and sewer; air conditioning and heating; industrial pipe, valves and fittings; building materials; electric utilities; water systems; and pool equipment and supplies. Each product group is sold by the Company's own specialized and experienced sales force consisting of outside sales representatives and inside account executives. Management believes that the Company's mix of commercial, residential, utility and industrial business, geographic diversification and multiple product groups reduces the impact of economic cycles on the Company's net sales and profitability. Management believes that no other company competes against it across all of its product groups.

     The Company's principal business objective is to achieve profitable growth, both internally and through selective acquisitions, primarily in existing and contiguous geographic markets. The Company has grown internally through increases in comparable branch net sales, new branch openings and the addition of new product groups. Since January 29, 1993, the Company has opened 32 new branches (exclusive of new branches acquired through acquisitions). In addition, the Company continues to pursue an active acquisition program to capitalize on the opportunities presented by the substantial size and highly fragmented ownership structure of its industry. Since January 29, 1993, the Company has completed 37 acquisitions representing 125 branches. In addition to increased geographic penetration, acquisitions often provide opportunities for the Company to gain market share and to enhance and diversify product offerings. Management believes that the most cost effective way for the Company to enter new geographic markets is through acquisitions. All of the Company's significant acquisitions have been accretive to the Company's earnings per share.

INDUSTRY OVERVIEW

     Based on estimates available to the Company, industry sales in the United States of products sold by the Company exceeded $100 billion in 1996, and no wholesale distributor of these products accounted for more than 2% of the total market. As a result of their smaller size, many of the local or regional distributors generally lack the purchasing power of a larger entity, may lack the resources to offer broad product lines and multiple brands, and may not possess sophisticated inventory management and control systems necessary to operate multiple branches efficiently.







                                Page 5
     As a result, during the past decade many of the large wholesale distributors, including the Company, have grown considerably through acquisitions. However, many independent distributors are still privately owned, relationship-based companies that emphasize service, delivery and reliability to their customers. Further, a majority of independent distributors focus on a particular size or type of customer and a particular product group. In contrast, the Company services various sizes and types of customers and multiple product groups and diversifies its sales across various types of construction and users of its products. Due to its strong competitive position, its size and its management infrastructure, management also believes that the Company is well-positioned to continue to benefit from consolidation trends within the wholesale distribution business.

     The Company differentiates itself from consumer-oriented, large format, do-it-yourself ("DIY") home center retailers with respect to the type of customer served, breadth of products offered and level of service provided. Management believes that the Company's customers, unlike DIY customers, are typically professionals who choose their building materials suppliers primarily on the basis of product availability, price, relationships with sales personnel, and the quality and scope of services offered by such suppliers. Furthermore, professional customers generally buy in large volumes, are involved in ongoing jobs or projects lasting months or years resulting in repeat buying situations, and require specialized services not typically provided by large format DIY home center retailers. Customer services provided by the Company include credit, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, technical product services, including blueprint take-off and computerized order quotes, and assistance with product returns. Accordingly, the Company has been able to serve customer groups that large format DIY home center retailers generally do not emphasize.

ACQUISITION STRATEGY

     The Company's acquisition strategy is to acquire profitable distribution businesses with strong management and well-developed market positions and customer franchises. Acquisitions can generally be categorized as fill-in acquisitions or new market acquisitions. Fill-in acquisitions are generally smaller in size and represent new branches within existing product groups and existing geographic markets. Since January 29, 1993, the Company has completed fill-in acquisitions of 35 branches, and management believes that significant additional fill-in acquisition opportunities are available.

     New market acquisitions represent the addition of new product groups, within related commercial construction and industrial products categories, or the entry into new geographic markets, or both. During the last four fiscal years, the Company has increasingly focused on new market acquisitions with the goal of adding products and product groups with higher gross margins, increasing sales to the replacement and industrial markets (which tend to be less cyclical than new construction markets), achieving greater geographic diversification and developing additional opportunities for future fill-in acquisitions and new branch


                                Page 6
openings. Recent new market acquisitions completed by the Company include: (i) The Treaty Distribution Group, resulting in a significant increase in the Company's water and sewer products business in new geographic markets; (ii) Moore Electric Supply, Inc., resulting in a significant increase in the Company's electrical products business in new geographic markets; (iii) Florida Pipe & Supply Company, the Company's initial entry into the industrial pipe, valve and fitting market; (iv) Electric Laboratories and Sales Corporation and ELASCO Agency Sales, Inc., resulting in a significant increase in the Company's electric utilities business in new geographic markets; (v) PVF Holdings, Inc., resulting in a significant increase in the Company's industrial pipe, valve and fitting business in new geographic markets; (vi) Sunbelt Supply Company, resulting in a significant increase in the Company's valve and fitting business in new geographic markets; and (vii) Metals Incorporated, Stainless Tubular Products, Inc., and Metals, Inc. - Gulf Coast Division, resulting in a significant increase in the Company's specialty pipe, valve and fitting business as well as the metal fabrication business in new geographic markets.

     The following table summarizes the fill-in and new market acquisitions completed by the Company since January 29, 1993:

                                                                       State(s)/
                         Type of         Date of         Number of     Territory of
Acquisition              Acquisition     Acquisition     Branches      Operation        Major Product Groups

Virginia branch          Fill-in         June, 1993          1         VA               Plumbing

Florida and Georgia      Fill-in         June, 1993          3         FL,GA            Electrical, electric
branches                                                                                utilities

Electrical               New market      June, 1993          1         GA               Electrical
Distributors, Inc.*

Alabama Water Works      New market      July, 1993          3         AL               Water and sewer
Supply, Inc.

Florida branches         Fill-in         December, 1993      2         FL               Building materials

Swaim Supply             New market      January, 1994       8         NC,VA            Plumbing, air conditioning
Company*                                                                                and heating

Florida and Georgia      Fill-in         February-           4         FL,GA            Water and sewer, plumbing,
branches (1)                             September, 1994                                electrical

Treaty Distribution      New market      January, 1995      16         IN,OH            Water and sewer, plumbing,
Group branches                                                                          air conditioning and heating

Olander & Brophy, Inc.   New market      March, 1995         4         OH,PA            Pool equipment and supplies,
                                                                                        water systems

Port City Electrical     Fill-in         March, 1995         2         GA,SC            Electrical
Supply, Inc.

Elec-Tel Supply          Fill-in         April, 1995         1         GA               Electric utilities
Company

Various branches (1)     Fill-in         July, 1995-         8         AL,FL,KY,NC,     Electrical, pool equipment
                                         February, 1996                NJ,SC,TN,VA      and supplies, plumbing

Moore Electric           New market      August, 1995        5         NC,SC            Electrical
Supply, Inc.*




                                  Page 7
                                                                       State(s)/
                         Type of         Date of         Number of     Territory of
Acquisition              Acquisition     Acquisition     Branches      Operation        Major Product Groups

Atlantic Pump &          Fill-in         September, 1995     4         FL,PR            Pool equipment and supplies
Equipment Companies


Florida Pipe &           New market      December, 1995      1         FL               Industrial pipe, valves
Supply Company*                                                                         and fittings

Waldorf Supply, Inc.     Fill-in         February, 1996      1         MD               Plumbing

West Virginia Water and  New market      March, 1996         2         WV               Water and sewer
Waste Supply Co., Inc.

Electric Laboratories    New market      April, 1996         3         IL,OH            Electric utilities
and Sales Corporation*

PVF Holdings, Inc.       New market      May, 1996          16         GA,IL,LA,MO,NC,  Industrial pipe, valves
                                                                       NJ,TN,TX,UT,WA   and fittings

Gayle Supply             Fill-in         May, 1996           3         AL               Plumbing
Company, Inc.*

R & G Plumbing           Fill-in         May, 1996           2         AL               Plumbing
Supply, Inc.

JuNo Industries, Inc.    New market      September, 1996     7         FL,GA            Industrial pipe, valves
and J.I. Services                                                                       and fittings
Corporation*

Palm Pool                New market      September, 1996     2         MI,OH            Pool equipment and supplies,
Products, Inc.*                                                                         water systems

Coastal Wholesale,       Fill-in         November, 1996      1         FL               Pool equipment and supplies,
Inc.                                                                                    water systems

J & J, Inc.              Fill-in         November, 1996      2         GA,TX            Industrial pipe, valves
                                                                                        and fittings

Wholesale Electric       New market      November, 1996      2         NC,NY            Electrical
Supply Corporation

Panhandle Pipe &         Fill-in         December, 1996      1         WV               Water and sewer
Supply Co., Inc.*

Sunbelt Supply Company*  New market      December, 1996      9         FL,LA,TX,VA      Industrial pipe, valves
                                                                                        and fittings

Metals, Incorporated,    New market      January, 1997       3         AL,MO,OK         Industrial pipe, valves
Stainless Tubular                                                                       and fittings
Products, Inc., and
Metals, Inc. - Gulf
Coast Division*

Dixie Forming &          New market      February, 1997      5         NC,SC,VA         Building materials
Building Specialties
Incorporated

Gulf Pool Equipment      New market      February, 1997      3         GA,OK,TX         Pool equipment and supplies,
Company                                                                                 water systems

                                                           ---
          TOTAL                                            125
                                                           ===


     * Accounted for as pooling of interests.

     (1)  Facilities acquired in purchases of assets from four entities.

                                  Page 8

OPERATING STRATEGY

     The Company's operating strategy is based on decentralizing customer related functions at the branch level, such as sales and local inventory management, and centralizing certain administrative functions at the corporate level, such as credit, human resources, finance and accounting, and management information systems. Key elements of the Company's operating strategy include:

     Comprehensive and Diversified Product Groups. As part of its emphasis on superior customer service, the Company offers more than 130,000 products in nine product groups at competitive prices. Distribution of a wide variety of products within product groups assists the Company's customers in managing their inventory, arranging for consolidated delivery requirements and providing a greater portion of total job specifications. The depth and breadth of the Company's product groups allows it to make add on sales of higher margin, non-commodity items.

     The Company is diversified across nine product groups and various sectors of the construction industry (such as commercial, residential, utility and industrial), which lessens its dependence upon market conditions applicable to any one of its products groups or any single sector of the construction industry. Further, the Company's product diversification allows it to participate in multiple phases of construction projects.

     Superior Customer Service. Substantially all of the Company's sales are to professional customers with whom the Company has developed long-term relationships. These relationships are largely based on the Company's history of providing superior service. Customer services provided by the Company include credit, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, technical product services, including blueprint take-off and computerized order quotes, and assistance with product returns.

     Local Market Focus. The Company has organized its branches as autonomous, decentralized branches capable of meeting local market needs and offering competitive prices. Each branch handles one or more of the Company's product groups and operates as a separate profit center with its own sales force. Each branch manager has the authority and responsibility to set pricing and tailor the product offering and mix, as well as the nature of services offered, to meet the local market demand. In addition, each branch manager is responsible for purchasing, maintenance of adequate inventory levels, cost controls and customer relations.

     The Company has been able to tailor its branch size and product offerings to perceived market demand. As a result, the Company has successfully operated branches in secondary cities where management believes it has achieved significant market share and in larger metropolitan areas where it has established a sound market presence.




                                Page 9
     Well-Trained and Experienced Workforce. The Company has implemented extensive employee training and recruiting programs to ensure that its employees have the skill levels necessary to compete effectively in today's marketplace. The Company utilizes in-depth training seminars covering basic and advanced product knowledge, and selling, purchasing, negotiating and management skills. The Company has also developed a recruiting and training program to increase the number of qualified applicants introduced into its management and sales ranks. The Company has experienced a low rate of turnover among its employees and, as a result, the Company's corporate management group, branch managers, outside sales representatives and inside sales account executives have considerable experience with the Company.

     Centralized Administrative Functions. The Company has centralized certain administrative functions such as credit, human resources, finance and accounting and management information systems. The Company's credit function is essential to its success. All credit decisions are researched, analyzed and approved by a group of regional credit managers to ensure conformity and quality of credit decisions across the Company's operations. Management believes that its credit function has enabled it to be recognized as an industry leader due to its consistently low level of bad debt expense. Centralization of human resources, finance and accounting functions ensure conformity in policy and lower overall cost of administration. The Company's comprehensive management information system is based on point of sale information and provides managers with real time inventory, receivables, purchasing, pricing, credit and margin information. This management information system allows the Company's branches to more effectively manage their inventory and receivables and respond more quickly and accurately to specific customer needs and local market demand.

     Volume Purchasing Power. The Company established its Preferred Vendor Program in 1991 to more effectively leverage its purchasing power. This program has reduced the number of vendors and has resulted in stronger, more strategic relationships with a more concentrated group of vendors. The concentration of vendors has also improved the Company's ability to assure more timely delivery, reduce errors, and to obtain better terms and greater financial incentives. Other programs currently being employed with vendors include vendor managed inventory systems, bar coding, and electronic exchange of purchase orders and invoices, each of which has resulted in a reduction in transaction costs and an improvement in operating efficiency.

PRODUCTS

     The Company distributes products in the following nine major product groups:

     Electrical: Electrical supplies, including wire, cable, cords, boxes, covers, wiring devices, conduit, raceway duct, safety switches, motor controls, breakers, panels, fuses and related supplies and accessories, residential, commercial and industrial electrical fixtures and other special use fixtures.



                                Page 10
     Plumbing: Plumbing fixtures and related fittings, residential, commercial and industrial water heaters, and plumbing accessories and supplies.

     Water and Sewer: Water works and industrial supplies, including large diameter plastic (PVC) and cast iron pipe, fire hydrants, water meters, valves, backflow prevention devices, and related hardware and accessories.

     Air Conditioning and Heating: Air conditioning and heating equipment, furnaces, heaters, heat pumps, condensing units, duct, pipe, fittings, registers, grills, freon, insulation and other refrigeration equipment, supplies and service parts.

     Industrial Pipe, Valves and Fittings: Mechanical and weld pipe, valves and related fittings, fire protection systems and supplies, high performance valves, specialty pipe, stainless steel and other high alloy pipe, plate, valves and fittings.

     Building Materials: Reinforcing wire, reinforcing steel, plyform, lumber, concrete chemicals, concrete forming accessories, road and bridge products, masonry accessories and other building materials, hand tools, power tools and equipment for all mechanical and building trades.

     Electric Utilities: Transformers, conductor cable, insulators, prestressed concrete transmission and distribution poles, and other electric utility supplies and related hardware, accessories and tools.

     Water Systems: Jet and submersible pumps and tanks, residential and commercial water treatment, well liners, wire, poly pipe, accessories and environmental products.

     Pool Equipment and Supplies: Above-ground and in-ground pool packages, pumps, filters, heaters, lights, slides, diving boards, skimmers, drains, chemicals, solar equipment, pool liners and in-ground pool walls, deck products and cleaning equipment.

SALES AND PURCHASING

     The Company employs approximately 525 outside sales representatives who call on customers and who also work with architects, engineers, manufacturers' representatives, purchasing agents, and plant superintendents and foremen for major construction projects. Approximately 500 inside account executives expedite orders, deliveries, quotations, and requests for pricing. Most orders are received by telephone, and materials are delivered by the Company's trucks to the customer's office or job site.

     The Company's purchasing agents in its branches use a computerized inventory system to monitor stock levels, while central distribution centers in Orlando, Florida, Forest Park, Georgia, Henderson, North Carolina, Monroe, North Carolina, Greenville, Ohio and Nashville, Tennessee provide purchasing assistance as well as a broad stock of inventory which supplements the inventory of the branches.


                                Page 11
CUSTOMERS AND SUPPLIERS

     The Company currently serves over 65,000 customers, and no single customer accounts for more than 1% of total sales annually. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years. The substantial majority of customer orders are shipped from inventory at the Company's branches. The Company also accommodates special orders from its customers and facilitates the shipment of certain large volume orders directly from the manufacturer to the customer.

     The Company regularly purchases from over 6,000 manufacturers and suppliers, of which approximately 600 are currently part of the Company's Preferred Vendor Program. No single supplier accounted for more than 5% of the Company's total purchases during fiscal 1997.

INVENTORIES

     The Company is a wholesale distributor of construction and industrial materials and maintains significant inventories to meet rapid delivery requirements and to assure itself of a continuous allotment of goods from suppliers. As of January 31, 1997, inventories constituted approximately 39% of the Company's total assets.

COMPETITION

     Management believes that the Company is one of the largest wholesale distributors of its range of products in the southeastern and midwestern United States. However, there is strong competition in each product group distributed by the Company. The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, pool supplies and contractor's tools. The principal competitive factors in the Company's business are product availability, pricing, technical product knowledge as to application and usage, and advisory and other service capabilities.

EMPLOYEES

     As of January 31, 1997, the Company had approximately 4,400 employees consisting of approximately 15 executives, 500 managers, 1,025 sales personnel and 2,860 other employees, including truck drivers, warehouse personnel, office and clerical workers. Over the last year, the Company's work force has increased by approximately 31% compared to the prior year as a result of increased sales volume and all completed business acquisitions. The Company considers its relationship with its employees to be excellent.







                                Page 12

ITEM 2.  PROPERTIES

     The Company leases approximately 34,000 square feet of an office building in Orlando, Florida for its headquarters. In addition, the Company owns or leases 286 facilities in 25 states and Puerto Rico. The typical sales branch consists of a combined office and warehouse facility ranging in size from 3,000 to 50,000 square feet, with paved parking and storage areas. The Company also operates a computer center, six central distribution warehouses, and a garage and trucking terminal.

     Additional information regarding owned and leased properties of the Company is set forth as Exhibit 99.1 to this Report and in Note 7 of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended January 31, 1997, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the ordinary conduct of its business. Management believes that none of these proceedings will have a material adverse impact on its financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 1997.

























                                Page 13

                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Information with respect to the principal market for the Company's common stock, stock prices and dividend information is set forth under the captions "Corporate and Shareholder Information" and in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     Information with respect to selected financial data of the Company is set forth under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to the Company's financial condition, changes in financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)  Financial Statements

     The financial statements filed with this report are set forth in the "Index to Consolidated Financial Statements and Schedules" following
Part IV hereof.

     (b)  Selected Quarterly Financial Data

     Information with respect to selected quarterly financial data of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.




                                Page 14
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any change in, or disagreement with its accountants or reportable event which is required to be reported in response to this item.


















































                                Page 15
                               PART III


     All information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.


















































                                Page 16
                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules

     Financial statements and financial statement schedules required to be filed by item 8 of this Report are listed in a separately designated section submitted below. Exhibits are listed in subparagraph (c) below.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended January 31, 1997.

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

          4.1 Specimen Stock Certificate representing shares of the Registrant's common stock, $1.00 par value, filed as
               Exhibit 4.2 to Form 10-Q for the quarter ended October 31, 1984 (Commission File No. 0-5235).

          4.2 Resolution Approving and Implementing Shareholder Rights Plan filed as Exhibit 4.4 to Form 8-K dated May 17, 1988 (Commission File No. 0-5235).





                                Page 17
     (9)  Voting trust agreement.  Not applicable.

     (10) Material contracts.

          10.1 Lease Agreements with Hughes, Inc.

               (a) Orlando Trucking, Garage and Maintenance Operations dated December 1, 1971, filed as Exhibit 13(n) to Registration No. 2-43900 (Commission File No. 0-
                    5235). Letter dated April 15, 1992 extending lease from month to month, filed as Exhibit 10.1(a) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

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

               (e)  Leases dated March 11, 1992, filed as Exhibit
                    10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

                    Sub-Item       Property

                       (2)    Gainesville Electrical Operation




                                Page 18
          10.2 Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996 filed as Exhibit 10.2 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

          10.3 Form of Supplemental Executive Retirement Plan Agreement entered into between the Registrant and eight of its executive officers, filed as Exhibit 10.6 to Form 10-K for fiscal year ended January 30, 1987 (Commission File No. 0-5235).

          10.4 Directors' Stock Option Plan, as amended, filed as
               Exhibit 10.4 to Form 10-Q for the quarter ended July 31, 1994 (Commission File No. 001-08772).

          10.5 Asset Purchase Agreement with Accord Industries Company, dated October 9, 1990, for sale of Registrant's manufacturing operations, filed as Exhibit 10.7 to Form 10-K for fiscal year ended January 25, 1991 (Commission File No. 0-5235).

          10.6 Lease Agreement dated June 30, 1993 between Donald C. Martin and Electrical Distributors, Inc., filed as
               Exhibit 10.6 to Form 10-K for fiscal year ended January 28, 1994 (Commission File No. 001-08772).

          10.7 Consulting Agreement dated June 30, 1993 between Hughes Supply, Inc. and Donald C. Martin, filed as Exhibit 10.7 to Form 10-K for fiscal year ended January 28, 1994 (Commission File No. 001-08772).

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

         10.10 Lease Agreement dated June 24, 1996 between Donald C. Martin and Hughes Supply, Inc., filed as Exhibit 10.10 to Form 10-Q for the quarter ended October 31, 1996
               (Commission File No. 001-08772).






                                Page 19
         10.11 Lease Agreements between Union Warehouse & Trucking Company (d/b/a Union Warehouse & Realty Company) or Monoco Realty and USCO Incorporated.

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



                                Page 20
         10.12 Lease Agreement effective February 1, 1993 between Union Warehouse & Realty Company and Moore Electric Supply, Inc., filed as Exhibit 10.12 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

     (11) Statement re computation of per share earnings.

          11.1 Summary schedule of earnings per share calculations.

     (12) Statement re computation of ratios.  Not applicable.

     (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 31, 1997.

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

                                Page 21

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

Date:  April 4, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David H. Hughes                     /s/ Clifford M. Hames
David H. Hughes                         Clifford M. Hames
April 4, 1997                           April 4, 1997
(Director)                              (Director)

/s/ John D. Baker, II                   /s/ Russell V. Hughes
John D. Baker, II                       Russell V. Hughes
April 4, 1997                           April 4, 1997
(Director)                              (Director)

/s/ Robert N. Blackford                 /s/ Vincent S. Hughes
Robert N. Blackford                     Vincent S. Hughes
April 4, 1997                           April 4, 1997
(Director)                              (Director)

/s/ H. Corbin Day                       /s/ Herman B. McManaway
H. Corbin Day                           Herman B. McManaway
April 4, 1997                           April 4, 1997
(Director)                              (Director)

/s/ John B. Ellis                       /s/ Donald C. Martin
John B. Ellis                           Donald C. Martin
April 4, 1997                           April 4, 1997
(Director)                              (Director)

/s/ A. Stewart Hall, Jr.
A. Stewart Hall, Jr.
April 4, 1997
(Director)

                                Page 22
                          HUGHES SUPPLY, INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1997, are incorporated by reference:

                                                       Annual
                                                       Report
                                                        Page


     Consolidated Statements of Income
      for the years ended January 31, 1997,
      January 26, 1996 and January 27, 1995              14

     Consolidated Balance Sheets as of
      January 31, 1997 and January 26, 1996              15

     Consolidated Statements of Shareholders'
      Equity for the years ended January 31,
      1997, January 26, 1996 and January 27, 1995        16

     Consolidated Statements of Cash Flows for
      the years ended January 31, 1997,
      January 26, 1996 and January 27, 1995              17

     Notes to Consolidated Financial Statements          18

     Report of Independent Certified
      Public Accountants                                 27


All other financial statements and schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes.


















                                Page 23
               INDEX OF EXHIBITS FILED WITH THIS REPORT



11.1      Summary schedule of earnings per share calculations.

13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended
          January 31, 1997.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Price Waterhouse LLP.

27.1      Financial data schedule (filed electronically only).

27.2      Restated financial data schedule (filed electronically only).

27.3      Restated financial data schedule (filed electronically only).

99.1      Location of facilities.



































                                Page 24