Form 10-Q
period 1997-04-30
HUGHES SUPPLY INC
filed 1997-06-16
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-08772


                       HUGHES SUPPLY, INC.

     (Exact name of registrant as specified in its charter)

          Florida                                 59-0559446
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

20 North Orange Avenue, Suite 200, Orlando, Florida      32801
     (Address of principal executive offices)          (Zip Code)

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

YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of May 31, 1997
     $1 Par Value                       11,736,864


                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                       Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          April 30, 1997 and January 31, 1997 ...........   3 - 4

          Consolidated Statements of Income for
          the Three Months Ended April 30, 1997
          and 1996 ......................................   5

          Consolidated Statements of Cash Flows for the
          Three Months Ended April 30, 1997 and 1996 ....   6

          Notes to Consolidated Financial Statements ....   7 - 9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations .................................   10 - 12


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K ..............   13 - 17

          Signatures ....................................   18

          Index of Exhibits Filed with This Report ......   19













                                Page 2

                          HUGHES SUPPLY, INC.


                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)


                                               April 30,   January 31,
                                                 1997         1997
                                              ----------    ----------

ASSETS
Current Assets:
  Cash and cash equivalents                   $  11,110     $   6,329
  Accounts receivable, less allowance for
    losses of $4,647 and $3,809                 230,104       195,200
  Inventories                                   266,776       250,113
  Deferred income taxes                          13,644        12,761
  Other current assets                            7,079        12,366
                                              ---------     ---------
      Total current assets                      528,713       476,769

Property and Equipment, net                      78,927        73,038
Excess of Cost over Net Assets Acquired          93,680        89,755
Deferred Income Taxes                             2,252         2,204
Other Assets                                      9,019         7,736
                                              ---------     ---------
                                              $ 712,591     $ 649,502
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.
















                                Page 3
                          HUGHES SUPPLY, INC.


Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                              April 30,    January 31,
                                                1997          1997
                                             -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt           $   6,169     $   3,108
  Accounts payable                              148,052       111,997
  Accrued compensation and benefits              12,590        16,508
  Other current liabilities                      25,153        14,768
                                              ---------     ---------
      Total current liabilities                 191,964       146,381

Long-Term Debt                                  230,438       221,988
Other Noncurrent Liabilities                      2,328         2,199
                                              ---------     ---------
      Total liabilities                         424,730       370,568
                                              ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-11,611,650 and
   11,518,298 shares issued and outstanding      11,612        11,518
  Capital in excess of par value                117,553       114,927
  Retained earnings                             158,696       152,489
                                              ---------     ---------
      Total shareholders' equity                287,861       278,934
                                              ---------     ---------

                                              $ 712,591     $ 649,502
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                          Three months ended April 30,
                                                 1997         1996
                                             ----------    ----------

Net Sales                                    $  421,385    $  349,500
Cost of Sales                                   332,224       280,157
                                             ----------    ----------
Gross Profit                                     89,161        69,343
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative            68,674        56,239
  Depreciation and amortization                   4,540         2,743
  Provision for doubtful accounts                   344           851
                                             ----------    ----------
    Total operating expenses                     73,558        59,833
                                             ----------    ----------
Operating Income                                 15,603         9,510
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       1,234         1,595
  Interest expense                               (3,981)       (2,461)
                                             ----------    ----------
                                                 (2,747)         (866)
                                             ----------    ----------
Income Before Income Taxes                       12,856         8,644
Income Taxes                                      5,079         3,121
                                             ----------    ----------
Net Income                                   $    7,777    $    5,523
                                             ==========    ==========
Earnings Per Share:
  Primary                                    $      .66    $      .63
                                             ==========    ==========
  Fully diluted                              $      .66    $      .63
                                             ==========    ==========
Average Shares Outstanding:
  Primary                                        11,780         8,731
                                             ==========    ==========
  Fully diluted                                  11,784         8,771
                                             ==========    ==========
Dividends Per Share                          $      .11    $      .09
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                          Three months ended April 30,
                                                1997           1996
                                             ----------    ----------

Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers             $  389,333    $  328,485
    Cash paid to suppliers and employees       (376,349)     (318,934)
    Interest received                               858         1,075
    Interest paid                                (1,919)       (2,732)
    Income taxes paid                              (567)         (860)
                                             ----------    ----------
      Net cash provided by
        operating activities                     11,356         7,034
                                             ----------    ----------
  Cash flows from investing activities:
    Capital expenditures                         (8,354)       (4,601)
    Proceeds from sale of
      property and equipment                        135           263
    Business acquisitions, net of cash           (6,590)       (5,419)
                                             ----------    ----------
      Net cash used in
        investing activities                    (14,809)       (9,757)
                                             ----------    ----------
  Cash flows from financing activities:
    Net borrowings under short-term
      debt arrangements                          11,903        10,752
    Principal payments on:
      Long-term notes                            (2,405)       (6,425)
      Capital lease obligations                    (236)         (217)
    Proceeds from stock options exercised           200           442
    Purchase of common shares                       (76)          (78)
    Dividends paid                               (1,152)       (2,109)
                                             ----------    ----------
      Net cash provided by
        financing activities                      8,234         2,365
                                             ----------    ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                4,781          (358)
Cash and Cash Equivalents:
  Beginning of period                             6,329         3,644
                                             ----------    ----------
  End of period                              $   11,110    $    3,286
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
     (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 1997, and the results of operations and cash flows for the three months ended April 30, 1997 and 1996.

     The fiscal year of the Company is a 52- or 53-week period ending on the last Friday in January. Fiscal year 1998 will be a 52-week period while fiscal year 1997 was a 53-week period. The quarters ended April 30, 1997 and 1996 contained 13 weeks and 14 weeks, respectively.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and, accordingly, will be adopted by the Company commencing with its period ending January 30, 1998. Management of the Company expects its adoption of SFAS 128 to have an immaterial effect on the calculation of its earnings per share.

2. During the three months ended April 30, 1997, the Company acquired two wholesale distributors of materials to the construction industry for cash and stock. These acquisitions have been accounted for as purchases and did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

3. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                        Three months ended April 30,
                                             1997           1996
                                          ----------     ----------

     Net income                           $    7,777     $    5,523
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                           2,703          2,186
        Amortization                           1,837            557
        Provision for doubtful accounts          344            851
        Gain on sale of property
          and equipment                          (99)          (175)
        Undistributed earnings
          of affiliate                           (65)           (24)
     Changes in assets and liabilities,
      net of effects of acquisitions:
        (Increase) decrease in:
          Accounts receivable                (32,264)       (21,336)
          Inventories                        (13,364)        (1,754)
          Other current assets                 5,879          7,155
          Other assets                        (1,200)          (588)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                          33,105         12,521
          Accrued interest and income
            taxes                              7,505          3,038
          Other noncurrent liabilities           129            128
        Increase in deferred income taxes       (931)        (1,048)
                                          ----------     ----------
     Net cash provided by
      operating activities                $   11,356     $    7,034
                                          ==========     ==========

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

4.   Subsequent events:

     On May 20, 1997 the Company's Board of Directors declared a three-for-two stock split to shareholders of record as of July 10, 1997. The date of issuance for the additional shares will be July 17, 1997. Accordingly, average number of shares, per share amounts and stock option data will be restated for periods prior to the stock split. The following table presents pro forma average shares outstanding and earnings per share information, assuming the additional shares resulting from the stock split had been outstanding since the beginning of each period presented:

                                           Three Months Ended April 30,
                                              1997             1996
                                           ----------       ----------

     Average shares outstanding:
          Primary                              17,670           13,097
          Fully diluted                        17,676           13,157

     Earnings per share:
          Primary                              $  .44           $  .42
          Fully diluted                           .44              .42

     Financial information contained elsewhere in this report has not been adjusted to reflect the impact of the stock split.

     On May 20, 1997 the Company's Board or Directors also increased the regular quarterly cash dividend from $.11 per share (pre split basis) to $.075 per share (post split basis) effective for the second quarter dividend which will be payable on August 15, 1997 to shareholders of record on August 1, 1997.

     On May 20, 1997 the shareholders approved an amendment to the Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, $1.00 par value per share.











                                Page 9
                          HUGHES SUPPLY, INC.

               PART I. FINANCIAL INFORMATION - Continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of April 30, 1997, and the results of operations for the three months then ended.

Material Changes in Results of Operations

Net Sales

Net sales were $421 million for the quarter ended April 30, 1997, an increase of 21% over the prior year's first quarter. On a basis comparable to the prior year's first quarter, the Company experienced a same-store net sales increase of 10%. The remaining increase in net sales is attributable to newly-opened and acquired wholesale outlets. Management expects market activity to continue at current levels. These favorable conditions coupled with the Company's acquisition program should result in continued sales growth.

Gross Profit

Gross profit and gross margin for the three months ended April 30, 1997 and 1996 were as follows (dollars in thousands):

                                1997        1996           Variance

     Gross profit             $ 89,161    $ 69,343     $ 19,818   28.6%
     Gross margin                21.2%       19.8%

The improvement in gross margins has resulted from several factors, including expansion of product offerings to lines with better margins, efficiencies created with central distribution centers, increased volume and concentration of supply sources as part of the Company's preferred vendor program.

Operating Expenses

Operating expenses for the three months ended April 30, 1997 and 1996 were as follows (dollars in thousands):

                                1997        1996           Variance

     Operating expenses       $ 73,558    $ 59,833     $ 13,725   22.9%
     Percentage of net sales     17.5%       17.1%


                                Page 10
Newly-opened wholesale outlets and recent acquisitions accounted for approximately 20 percentage points of the 22.9% increase. The remainder of the increase is due primarily to personnel and transportation costs associated with same-store sales growth.

Interest Expense

Interest expense was $4.0 million and $2.5 million for the quarters ended April 30, 1997 and 1996, respectively, a 62% increase. The increase is primarily the result of higher borrowing levels as interest rates have been essentially unchanged. Expansion through business acquisitions has been partially funded by debt financing.

Income Taxes

The effective income tax rates for the three months ended April 30, 1997 and 1996 were 39.5% and 36.1%, respectively. Prior to the mergers on April 26, 1996 with ELASCO and January 24, 1997 with Metals, Incorporated and Stainless Tubular Products, Inc., all three entities were Subchapter S corporations and, therefore, not subject to corporate income tax. Each entity's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective rate is higher for the current quarter compared to the prior year's first quarter. The Company's effective tax rate in the prior year's first quarter would have been approximately 40% assuming ELASCO, Metals, Incorporated and Stainless Tubular Products, Inc. were tax paying entities.

Net Income

Net income was $7.8 million compared to $5.5 million for the prior year's first quarter, a 41% increase. Fully diluted earnings per share for the quarter increased to $.66 compared to $.63 in the prior year on 34% more shares outstanding.

These improved results reflect operating leverage that has been achieved through the Company's acquisition program and through internal growth. Operating margins (operating income as a percentage of net sales) have improved to 3.7% compared to 2.7% for the quarters ended April 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

Working capital at April 30, 1997 amounted to $337 million compared to $330 million at January 31, 1997. The working capital ratio was 2.8 to 1 and 3.3 to 1 as of April 30, 1997 and January 31, 1997, respectively. The Company typically becomes more leveraged in expansionary periods. Consequently, higher levels of inventories and receivables, trade payables and debt are required to support the growth.




                                Page 11
Cash payments for business acquisitions, accounted for as purchases, totaled $6.6 million for the three months ended April 30, 1997. In addition, the Company issued approximately 52,000 of its common shares valued at approximately $2.0 million for such purchases.

Net cash provided by operations was $11.4 million for the three months ended April 30, 1997 compared to $7.0 million for the three months ended April 30, 1996. This change is due primarily to fluctuations in accounts receivable, inventories and accounts payable.

Expenditures for property and equipment were $8.4 million for the quarter ended April 30, 1997 compared to $4.6 million for the prior year's first quarter. Capital expenditures for property and equipment, not including amounts for business acquisitions, are expected to be approximately $20 million for fiscal year 1998.

Principal reductions on long-term debt were $2.4 million for the three months ended April 30, 1997 compared to $6.4 million for the prior year first quarter. These amounts are attributed primarily to paying off debt assumed as a result of certain business acquisitions. Dividend payments were $1.2 million and $2.1 million (including $1.5 million in cash dividends of pooled companies) during the three months ended April 30, 1997 and 1996, respectively.

Management believes that the Company has sufficient borrowing capacity, with approximately $23 million available under its existing credit facilities and a $50 million commitment to expand its existing credit facilities (subject to borrowing limitations under long-term debt covenants) as of April 30, 1997, to take advantage of growth and business acquisition opportunities and has the resources necessary to fund ongoing operating requirements and anticipated capital expenditures. Future expansion will continue to be financed on a project-by-project basis through additional borrowing, or, as circumstances allow, through the issuance of common stock.



















                                Page 12
                          HUGHES SUPPLY, INC.

                      PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.

     (3)  Articles of incorporation and by-laws.

          3.1  Restated Articles of Incorporation, as amended.

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






                                Page 13
                    Sub-Item       Property

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

          10.4 Directors' Stock Option Plan, as amended, filed as
               Exhibit 10.4 to Form 10-Q for the quarter ended July 31, 1994 (Commission File No. 001-08772).




                                Page 14
          10.5 Asset Purchase Agreement with Accord Industries Company, dated October 9, 1990, for sale of Registrant's manufacturing operations, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended January 25, 1991
               (Commission File No. 0-5235).

          10.6 Lease Agreement dated June 30, 1993 between Donald C. Martin and Electrical Distributors, Inc., filed as
               Exhibit 10.6 to Form 10-K for the fiscal year ended January 28, 1994 (Commission File No. 001-08772).

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









                                Page 15
                    Sub-Item       Property

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

         10.13 Lease Agreement dated April 14, 1997 between Union
               Warehouse & Realty Co. and Hughes Supply, Inc.

     (11) Statement re computation of per share earnings.

          11.1 Summary schedule of earnings per share calculations.

     (15) Letter re unaudited interim financial information. Not applicable.

     (18) Letter re change in accounting principles.  Not applicable.

     (19) Report furnished to security holders.  Not applicable.

     (22) Published report regarding matters submitted to vote of security holders. Not applicable.

     (23) Consents of experts and counsel.  Not applicable.

     (24) Power of attorney.  Not applicable.

     (27) Financial data schedule.

          27.1 Financial Data Schedule (filed electronically only).

     (99) Additional exhibits.  Not applicable.


     (b)  Reports on Form 8-K

          During the quarter ended April 30, 1997, the Registrant filed a Current Report on Form 8-K dated February 18, 1997, which reported under Item 5 (Other Events) that the Registrant has restated its financial statements for the years ended January 26, 1996, January 27, 1995 and January 28, 1994 and for the nine months ended October 31, 1996 and October 31, 1995 to give effect to certain business combinations accounted for as poolings of interests.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: June 11, 1997                     By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: June 11, 1997                     By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

               INDEX OF EXHIBITS FILED WITH THIS REPORT



3.1       Restated Articles of Incorporation, as amended.

10.13 Lease Agreement dated April 14, 1997 between Union Warehouse & Realty Co. and Hughes Supply, Inc.

11.1      Summary schedule of earnings per share calculations.

27.1      Financial data schedule (filed electronically only).