Form 10-Q
period 1997-07-31
HUGHES SUPPLY INC
filed 1997-09-15
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of August 31, 1997
     $1 Par Value                       18,306,585





                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                           Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          July 31, 1997 and January 31, 1997 ............   3 - 4

          Consolidated Statements of Income for the
          Three Months Ended July 31, 1997 and 1996 .....   5

          Consolidated Statements of Income for the
          Six Months Ended July 31, 1997 and 1996 .......   6

          Consolidated Statements of Cash Flows for the
          Six Months Ended July 31, 1997 and 1996 .......   7

          Notes to Consolidated Financial Statements ....   8 - 10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations .................................   11 - 14


Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security
          Holders .......................................   15

Item 5.   Other Information .............................   16

Item 6.   Exhibits and Reports on Form 8-K ..............   16 - 21

          Signatures ....................................   22

          Index of Exhibits Filed with This Report ......   23







                                Page 2

                          HUGHES SUPPLY, INC.


                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)


                                               July 31,    January 31,
                                                 1997         1997
                                              ----------    ----------

ASSETS
Current Assets:
  Cash and cash equivalents                   $  10,712     $   6,329
  Accounts receivable, less allowance for
    losses of $5,259 and $3,809                 246,336       195,200
  Inventories                                   265,458       250,113
  Deferred income taxes                          13,619        12,761
  Other current assets                           12,487        12,366
                                              ---------     ---------
      Total current assets                      548,612       476,769

Property and Equipment, net                      87,654        73,038
Excess of Cost over Net Assets Acquired          97,655        89,755
Deferred Income Taxes                             2,460         2,204
Other Assets                                     12,095         7,736
                                              ---------     ---------
                                              $ 748,476     $ 649,502
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.
















                                Page 3
                          HUGHES SUPPLY, INC.


Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                               July 31,    January 31,
                                                1997          1997
                                             -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt           $   5,375     $   3,108
  Accounts payable                              135,721       111,997
  Accrued compensation and benefits              14,070        16,508
  Other current liabilities                      21,142        14,768
                                              ---------     ---------
      Total current liabilities                 176,308       146,381

Long-Term Debt                                  262,096       221,988
Other Noncurrent Liabilities                      2,480         2,199
                                              ---------     ---------
      Total liabilities                         440,884       370,568
                                              ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-17,915,866 and
   17,277,169 shares issued and outstanding      17,916        17,277
  Capital in excess of par value                119,189       109,168
  Retained earnings                             170,487       152,489
                                              ---------     ---------
      Total shareholders' equity                307,592       278,934
                                              ---------     ---------

                                              $ 748,476     $ 649,502
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                           Three months ended July 31,
                                                 1997         1996
                                             ----------    ----------

Net Sales                                    $  461,394    $  395,817
Cost of Sales                                   361,528       314,221
                                             ----------    ----------
Gross Profit                                     99,866        81,596
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative            71,905        60,422
  Depreciation and amortization                   4,308         3,789
  Provision for doubtful accounts                   163           832
                                             ----------    ----------
    Total operating expenses                     76,376        65,043
                                             ----------    ----------
Operating Income                                 23,490        16,553
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       1,246         2,013
  Interest expense                               (4,433)       (3,465)
                                             ----------    ----------
                                                 (3,187)       (1,452)
                                             ----------    ----------
Income Before Income Taxes                       20,303        15,101
Income Taxes                                      8,020         5,903
                                             ----------    ----------
Net Income                                   $   12,283    $    9,198
                                             ==========    ==========
Earnings Per Share:
  Primary                                    $      .68    $      .58
                                             ==========    ==========
  Fully diluted                              $      .68    $      .58
                                             ==========    ==========
Average Shares Outstanding:
  Primary                                        18,068        15,971
                                             ==========    ==========
  Fully diluted                                  18,078        15,975
                                             ==========    ==========
Dividends Per Share                          $     .075    $      .06
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                             Six months ended July 31,
                                                 1997         1996
                                             ----------    ----------

Net Sales                                    $  882,779    $  745,317
Cost of Sales                                   693,752       594,378
                                             ----------    ----------
Gross Profit                                    189,027       150,939
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           140,579       116,661
  Depreciation and amortization                   8,848         6,532
  Provision for doubtful accounts                   507         1,683
                                             ----------    ----------
    Total operating expenses                    149,934       124,876
                                             ----------    ----------
Operating Income                                 39,093        26,063
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       2,480         3,608
  Interest expense                               (8,414)       (5,926)
                                             ----------    ----------
                                                 (5,934)       (2,318)
                                             ----------    ----------
Income Before Income Taxes                       33,159        23,745
Income Taxes                                     13,099         9,024
                                             ----------    ----------
Net Income                                   $   20,060    $   14,721
                                             ==========    ==========
Earnings Per Share:
  Primary                                    $     1.12    $     1.01
                                             ==========    ==========
  Fully diluted                              $     1.12    $     1.01
                                             ==========    ==========
Average Shares Outstanding:
  Primary                                        17,949        14,504
                                             ==========    ==========
  Fully diluted                                  17,991        14,522
                                             ==========    ==========
Dividends Per Share                          $     .148    $      .12
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                             Six months ended July 31,
                                                1997           1996
                                             ----------    ----------

Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers             $  836,871    $  714,190
    Cash paid to suppliers and employees       (828,893)     (704,717)
    Interest received                             1,751         1,980
    Interest paid                                (8,215)       (4,835)
    Income taxes paid                           (10,527)       (7,587)
                                             ----------    ----------
      Net cash used in
        operating activities                     (9,013)         (969)
                                             ----------    ----------
  Cash flows from investing activities:
    Capital expenditures                        (18,725)       (8,269)
    Proceeds from sale of
      property and equipment                        249         1,552
    Business acquisitions, net of cash           (5,158)      (81,393)
                                             ----------    ----------
      Net cash used in
        investing activities                    (23,634)      (88,110)
                                             ----------    ----------
  Cash flows from financing activities:
    Net borrowings (payments) under
      short-term debt arrangements               44,378       (43,635)
    Principal payments on:
      Long-term notes                            (4,826)      (13,210)
      Capital lease obligations                    (461)         (428)
    Proceeds from issuance of long-term debt          -        98,000
    Net proceeds from sale of common stock            -        48,201
    Proceeds from stock options exercised           651           710
    Purchase of common shares                      (195)         (301)
    Dividends paid                               (2,517)       (3,250)
                                             ----------    ----------
      Net cash provided by
        financing activities                     37,030        86,087
                                             ----------    ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                4,383        (2,992)
Cash and Cash Equivalents:
  Beginning of period                             6,329         3,644
                                             ----------    ----------
  End of period                              $   10,712    $      652
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 1997, the results of operations for the three months and six months ended July 31, 1997 and 1996, and cash flows for the six months then ended.

     The fiscal year of the Company is a 52- or 53-week period ending on the last Friday in January. Fiscal year 1998 will be a 52-week period while fiscal year 1997 was a 53-week period. The six months ended July 31, 1997 and 1996 contained 26 weeks and 27 weeks, respectively and the quarters ended July 31, 1997 and 1996 each contained 13 weeks.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128, which supersedes Accounting Principles Board Opinion No. 15, establishes standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and, accordingly, will be adopted by the Company commencing with its period ending January 30, 1998. When adopted, all prior-period earnings per share data are required to be restated. The Company does not expect the adoption of SFAS 128 to have a material effect on the calculation of its earnings per share.

2. During the six months ended July 31, 1997, the Company acquired five wholesale distributors of materials to the construction industry for cash and stock. These acquisitions have been accounted for as purchases or immaterial poolings and did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

3. On May 20, 1997, the Company's Board of Directors declared a three-for-two stock split to shareholders of record as of July 10, 1997. The date of issuance for the additional shares was July 17, 1997. Accordingly, all share and per share data have been restated for periods prior to the stock split.

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

     On May 20, 1997, the Company's Board of Directors increased the regular quarterly cash dividend from $.073 per share to $.075 per share effective for the second quarter dividend which was payable on August 15, 1997 to shareholders of record on August 1, 1997.

     On May 20, 1997, the shareholders approved an amendment to the Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, $1.00 par value per share.

4. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                          Six months ended July 31,
                                             1997           1996
                                          ----------     ----------

     Net income                           $   20,060     $   14,721
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
        Depreciation                           5,788          4,493
        Amortization                           3,060          2,039
        Provision for doubtful accounts          507          1,683
        Gain on sale of property
          and equipment                         (146)        (1,013)
        Undistributed earnings
          of affiliate                          (156)           (32)
     Changes in assets and liabilities,
      net of effects of acquisitions:
        (Increase) decrease in:
          Accounts receivable                (46,335)       (31,710)
          Inventories                        (10,859)        11,510
          Other current assets                   548          6,851
          Other assets                        (4,131)        (1,204)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                          19,599        (11,083)
          Accrued interest and income
            taxes                              3,865          4,378
          Other noncurrent liabilities           281            248
        Increase in deferred income taxes     (1,094)        (1,850)
                                          ----------     ----------
     Net cash used in
      operating activities                $   (9,013)    $     (969)
                                          ==========     ==========

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

5.   Subsequent events:

     On August 18, 1997, the Company's revolving credit and line of credit agreement with a group of banks was amended. The agreement, as amended, now permits the Company to borrow up to $180,000 (subject to borrowing limitations under the agreement) - $130,000 of which is long-term debt, expiring August 17, 2000, and $50,000 of which is a line of credit convertible to a term note due two years from conversion date.

     On August 28, 1997, the Company issued $80,000 of senior notes due 2012 in a private placement. The notes, of which $40,000 bear interest at 7.14% and $40,000 bear interest at 7.19%, will be payable in 21 and 13 equal semi-annual payments beginning in 2002 and 2006, respectively. Proceeds received by the Company from the sale of the notes were used to reduce indebtedness outstanding under the Company's revolving credit and line of credit agreement.































                                Page 10
                          HUGHES SUPPLY, INC.

               PART I. FINANCIAL INFORMATION - Continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of July 31, 1997, and the results of operations for the three and six months then ended.

As described in Note 3 of the Notes to Consolidated Financial
Statements, on May 20, 1997 the Company's Board of Directors declared a three-for-two stock split to shareholders of record as of July 10, 1997. Accordingly, all share and per share data have been restated for periods prior to the stock split.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe", "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Material Changes in Results of Operations

Net Sales

Net sales increased to $461 million for the quarter ended July 31, 1997, 17% over the prior year's second quarter. Net sales for the six months were $883 million which was 18% ahead of last year. On a basis comparable to the prior year, the Company experienced a same-store net sales increase of 4% and 7% for the three and six months ended July 31, 1997, respectively. The remaining increase in net sales is attributable to newly-opened and acquired wholesale outlets.





                                Page 11
The same-store sales increase of 4% for the second quarter was below the high single-digit increases the Company has achieved in recent years. This was primarily due to the impact the mild and wet weather had on air conditioning and pool product sales. On the other hand, two of the Company's newest product groups - water and sewer and industrial pipe, valves and fittings - achieved double-digit same-store sales increases which helped offset the decline in same-store sales growth.

Gross Profit

Gross profit and gross margin for the three and six months ended July 31, 1997 and 1996 were as follows (dollars in thousands):

                                           1997                         1996
                                   Gross          Gross         Gross         Gross             Variance
                                   Profit         Margin        Profit        Margin       Amount        %
         Three months ended      $  99,866        21.6%       $  81,596       20.6%       $ 18,270     22.4%
         Six months ended        $ 189,027        21.4%       $ 150,939       20.3%       $ 38,088     25.2%

The improvement in gross margins has resulted from several factors, including expansion of product offerings to lines with better margins, efficiencies created with central distribution centers, increased volume, and concentration of supply sources as part of the Company's preferred vendor program.

Operating Expenses

Operating expenses for the three and six months ended July 31, 1997 and 1996 were as follows (dollars in thousands):

                                           1997                        1996
                                                   % of                       % of             Variance
                                   Amount       Net Sales       Amount      Net Sales      Amount        %
         Three months ended      $  76,376        16.6%       $  65,043       16.4%       $ 11,333     17.4%
         Six months ended        $ 149,934        17.0%       $ 124,876       16.8%       $ 25,058     20.1%

Approximately 13 and 16 percentage points of the 17.4% and 20.1% increases in operating expenses for the three and six months ended July 31, 1997, respectively, is attributable to newly-opened wholesale outlets and recent acquisitions. The remainder of the increase is primarily due to personnel and transportation costs associated with same-store sales growth.

Non-Operating Income and Expenses

Interest and other income decreased $.8 million and $1.1 million for the three and six months ended July 31, 1997, respectively, over the prior year periods. The decreases are primarily attributable to non-recurring gains recognized on the sale of property and equipment during the second quarter of last year.






                                Page 12
Interest expense was $4.4 million and $8.4 million for the three and six months ended July 31, 1997 compared to $3.5 million and $5.9 million for the three and six months ended July 31, 1996, respectively. The increases are primarily the result of higher borrowing levels as interest rates remained essentially unchanged. Expansion through business acquisitions has been partially funded by debt financing.

Income Taxes

The effective tax rates for the three and six months ended July 31, 1997 and 1996 were as follows:

                                    1997           1996

     Three months ended             39.5%          39.1%
     Six months ended               39.5%          38.0%

Prior to the mergers on April 26, 1996 with ELASCO and January 24, 1997 with Metals, Incorporated and Stainless Tubular Products, Inc., all three entities were Subchapter S corporations and, therefore, not subject to corporate income tax. Each entity's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective rate is higher for the three and six months ended July 31, 1997 compared to the prior year periods. The Company's effective tax rate for the three and six months ended July 31, 1996 would have been approximately 41% assuming ELASCO, Metals, Incorporated and Stainless Tubular Products, Inc. were tax paying entities.

Net Income

Net income for the second quarter increased 34% to $12.3 million. Fully diluted earnings per share for the second quarter were $.68 compared to $.58 in the prior year, a 17% increase with 13% more shares outstanding.

For the six months ended July 31, 1997, net income reached $20.1 million, a 36% increase over the six months ended July 31, 1996. Fully diluted earnings per share for the six months ended July 31, 1997 and 1996 were $1.12 and $1.01, respectively. This increase of 11% was on 24% more shares outstanding.

These improved results reflect operating leverage that has been achieved through the Company's acquisition program and through internal growth. Operating margins (operating income as a percentage of net sales) have improved to 5.1% and 4.4% for the three and six months ended July 31, 1997, compared to 4.2% and 3.5% for the three and six months ended July 31, 1996, respectively.








                               Page 13
Liquidity and Capital Resources

Working capital at July 31, 1997 amounted to $372 million compared to $330 million at January 31, 1997. The working capital ratio was 3.1 to 1 and 3.3 to 1 as of July 31, 1997 and January 31, 1997, respectively. The Company typically becomes more leveraged in expansionary periods. Consequently, higher levels of inventories and receivables, trade payables and debt are required to support the growth.

Net cash used by operations was $9.0 million for the six months ended July 31, 1997 compared to $1.0 million for the six months ended July 31, 1996. This change is primarily due to fluctuations in accounts receivable and inventories resulting from the Company's growth.

Expenditures for property and equipment were $18.7 million for the six months ended July 31, 1997 compared to $8.3 million for the six months ended July 31, 1996. Capital expenditures for property and equipment, not including amounts for business acquisitions, are expected to be approximately $22 million for fiscal year 1998.

Cash payments for business acquisitions accounted for as purchases totaled $5.2 million for the six months ended July 31, 1997. In addition, the Company issued approximately 382,000 of its common shares valued at approximately $9.4 million for such purchases.

Principal reductions on long-term debt were $4.8 million for the six months ended July 31, 1997 compared to $13.2 million for the prior year six months. These amounts are attributed primarily to the repayment of debt assumed as a result of certain business acquisitions. Dividend payments were $2.5 million during the six months ended July 31, 1997 and $3.3 million (including $2.0 million in cash dividends of pooled companies) during the six months ended July 31, 1996.

As discussed in Note 5 of the Notes to Consolidated Financial
Statements, in August 1997 the Company issued $80 million of senior notes in a private placement. The proceeds of this offering were used to reduce indebtedness outstanding under the Company's bank debt.

In August 1997, the Company's revolving credit and line of credit agreement with a group of banks was amended. The agreement now permits the Company to borrow up to $180 million ($150 million previously). After giving effect to this amendment and the issuance of the $80 million of senior notes as set forth above, the Company would have had $116 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) as of July 31, 1997. With this facility, the Company believes it has sufficient borrowing capacity to take advantage of growth and business acquisition opportunities and has the resources necessary to fund ongoing operating requirements and anticipated capital expenditures. Future expansion will continue to be financed on a project-by-project basis through additional borrowing, or, as circumstances allow, through the issuance of common stock.


                                Page 14

                          HUGHES SUPPLY, INC.

                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 20, 1997. At the Annual Meeting, holders of 10,324,484 shares of the Company's common stock were present in person or by proxy. At the Annual Meeting, Messrs. Robert N. Blackford, A. Stewart Hall, Jr., H. Corbin Day and Donald C. Martin were elected directors of the Company to hold office until the 2000 Annual Meeting and until the election and qualification of their respective successors or until the earlier of their death, resignation or removal. The tabulation of the votes present in person or by proxy at the Annual Meeting with respect to each nominee for office are as follows:

                                                  Authority
                                   For            Withheld


Robert N. Blackford            10,097,396          227,088
A. Stewart Hall, Jr.           10,097,396          227,088
H. Corbin Day                  10,097,396          227,088
Donald C. Martin               10,097,396          227,088

Messrs. David H. Hughes, Vincent S. Hughes, John D. Baker II, John B. Ellis, Clifford M. Hames and Herman B. McManaway each continued their term of office as a director of the Company after the Annual Meeting.

The shareholders of the Company also voted on proposals to: (i) amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock, $1.00 par value per share, from 20 million shares to 100 million shares ("Proposal 1"); and (ii) approve the 1997 Executive Stock Plan ("Proposal 2").

The tabulation of votes with respect to the foregoing proposals are as follows:

                                   Authority
                    For            Withheld            Abstain

Proposal 1       7,030,655         3,273,515           20,314
Proposal 2       8,191,482         2,077,008           55,994








                                Page 15
Item 5.   Other Information

The Company entered into an Amended and Restated Revolving Credit and Line of Credit Agreement, dated as of August 18, 1997 (the "Amended Credit Agreement"), with SunTrust Bank, Central Florida, National Association, ("SunTrust"), individually, as Agent, SouthTrust Bank, National Association ("SouthTrust"), NationsBank, N.A. ("NationsBank"), First Union National Bank ("First Union"), Barnett Bank, N.A. ("Barnett") and PNC Bank, Kentucky, Inc. ("PNC") (SunTrust, SouthTrust, NationsBank, First Union, Barnett and PNC are collectively referred to herein as the "Lenders"). The Amended Credit Agreement provides for the amendment and restatement of the Company's existing credit facility with the Lenders (other than PNC and Barnett) and SunTrust Bank, Atlanta and for a Revolving Loan Commitment and a Line of Credit Commitment of $130 million and $50 million, respectively.

Pursuant to the Note Purchase Agreement, dated as of August 28, 1997 (the "Note Purchase Agreement"), by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, the Company issued $40 million of its 7.14% Senior Notes (the "Series A Notes") and $40 million of its 7.19% Senior Notes (the "Series B Notes"). Both the Series A Notes and the Series B Notes are due May 30, 2012.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.

     (3)  Articles of incorporation and by-laws.

          3.1  Restated Articles of Incorporation, as amended, filed as
               Exhibit 3.1 to Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 001-08772).

          3.2 Composite By-Laws, as amended, filed as Exhibit 3.2 to Form 10-Q for the quarter ended July 31, 1994 (Commission File No. 001-08772).

     (4) Instruments defining the rights of security holders, including indentures.

          4.1 Specimen Stock Certificate representing shares of the Registrant's common stock, $1.00 par value.

          4.2 Resolution Approving and Implementing Shareholder Rights Plan filed as Exhibit 4.4 to Form 8-K dated May 17, 1988 (Commission File No. 0-5235).


                                Page 16
     (10) Material contracts.

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

               (b) Leases effective March 31, 1988, filed as Exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989 (Commission File No. 0-5235).

                    Sub-Item       Property

                       (1)         Clearwater
                       (2)         Daytona Beach
                       (3)         Fort Pierce
                       (4)         Lakeland
                       (6)         Leesburg
                       (7)         Orlando Electrical Operation
                       (8)         Orlando Plumbing Operation
                       (9)         Orlando Utility Warehouse
                      (11)         Sarasota
                      (13)         Winter Haven

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

               (e)  Leases dated March 11, 1992, filed as Exhibit
                    10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

                    Sub-Item       Property

                       (2)         Gainesville Electrical Operation




                                Page 17
          10.2 Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996 filed as Exhibit 10.2 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

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

         10.10 Lease Agreement dated June 24, 1996 between Donald C. Martin and Hughes Supply, Inc., filed as Exhibit 10.10 to Form 10-Q for the quarter ended October 31, 1996
               (Commission File No. 001-08772).



                                Page 18
         10.11 Lease Agreements between Union Warehouse & Trucking Company (d/b/a Union Warehouse & Realty Company) or Monoco Realty and USCO Incorporated.

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





                                Page 19
               (g) Lease effective February 1, 1996 for Pineville, North Carolina property, filed as Exhibit 10.11(g) to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

         10.12 Lease Agreement effective February 1, 1993 between Union Warehouse & Realty Company and Moore Electric Supply, Inc., filed as Exhibit 10.12 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

         10.13 Lease Agreement dated April 14, 1997 between Union
               Warehouse & Realty Co. and the Registrant, filed as
               Exhibit 10.13 to Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 001-08772).

         10.14 Amended and Restated Revolving Credit Agreement and Line of Credit Agreement, dated as of August 18, 1997, by and among the Company, SunTrust, SouthTrust, NationsBank, First Union, Barnett and PNC. The Amended Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

         10.15 Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement.

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






                                Page 20
     (27) Financial data schedule.

          27.1 Financial data schedule (filed electronically only).

          27.2 Restated financial data schedule (filed electronically only).

          27.3 Restated financial data schedule (filed electronically only).

     (99) Additional exhibits.  Not applicable.


     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended July 31, 1997.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: September 9, 1997                 By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: September 9, 1997                 By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

               INDEX OF EXHIBITS FILED WITH THIS REPORT



4.1 Specimen Stock Certificate representing shares of the Registrant's common stock, $1.00 par value.

10.14 Amended and Restated Revolving Credit Agreement and Line of Credit Agreement, dated as of August 18, 1997, by and among the Company, SunTrust, SouthTrust, NationsBank, First Union, Barnett and PNC. The Amended Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

10.15 Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement.

11.1      Summary schedule of earnings per share calculations.

27.1      Financial data schedule (filed electronically only).

27.2      Restated financial data schedule (filed electronically only).

27.3      Restated financial data schedule (filed electronically only).