Form 10-Q
period 1997-10-31
HUGHES SUPPLY INC
filed 1997-12-15
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of December 1, 1997
     $1 Par Value                       18,866,250





                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                       Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          October 31, 1997 and January 31, 1997 .........   3 - 4

          Consolidated Statements of Income for the
          Three Months Ended October 31, 1997 and 1996 ..   5

          Consolidated Statements of Income for the
          Nine Months Ended October 31, 1997 and 1996 ...   6

          Consolidated Statements of Cash Flows for the
          Nine Months Ended October 31, 1997 and 1996 ...   7

          Notes to Consolidated Financial Statements ....   8 - 11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations .................................   12 - 15


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K ..............   16 - 21

          Signatures ....................................   22

          Index of Exhibits Filed with This Report ......   23












                                Page 2

                          HUGHES SUPPLY, INC.

                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)

                                             October 31,   January 31,
                                                1997          1997
                                             -----------   -----------

ASSETS
Current Assets:
  Cash and cash equivalents                   $  10,132     $   6,329
  Accounts receivable, less allowance for
    losses of $6,048 and $3,809                 269,129       195,200
  Inventories                                   268,974       250,113
  Deferred income taxes                          11,272        12,761
  Other current assets                           15,622        12,366
                                              ---------     ---------
      Total current assets                      575,129       476,769

Property and Equipment, net                      96,747        73,038
Excess of Cost over Net Assets Acquired          99,406        89,755
Deferred Income Taxes                             2,191         2,204
Other Assets                                     13,675         7,736
                                              ---------     ---------
                                              $ 787,148     $ 649,502
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


















                                Page 3
                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                             October 31,   January 31,
                                                1997          1997
                                             -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt           $   3,666     $   3,108
  Accounts payable                              137,728       112,004
  Accrued compensation and benefits              19,125        16,508
  Other current liabilities                      25,271        14,768
                                              ---------     ---------
      Total current liabilities                 185,790       146,388

Long-Term Debt                                  271,199       221,988
Other Noncurrent Liabilities                      2,612         2,199
                                              ---------     ---------
      Total liabilities                         459,601       370,575
                                              ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-18,584,811 and
    17,277,169 shares issued and outstanding     18,585        17,277
  Capital in excess of par value                127,379       109,161
  Retained earnings                             182,860       152,489
  Unearned compensation related to
    outstanding restricted stock                 (1,277)            -
                                              ---------     ---------
      Total shareholders' equity                327,547       278,927
                                              ---------     ---------
                                              $ 787,148     $ 649,502
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.











                                Page 4
                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                        Three months ended October 31,
                                                 1997         1996
                                             ----------    ----------

Net Sales                                    $  486,346    $  405,353
Cost of Sales                                   381,448       319,892
                                             ----------    ----------
Gross Profit                                    104,898        85,461
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative            74,578        61,033
  Depreciation and amortization                   4,505         4,106
  Provision for doubtful accounts                   460         1,018
                                             ----------    ----------
      Total operating expenses                   79,543        66,157
                                             ----------    ----------
Operating Income                                 25,355        19,304
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       1,283         1,057
  Interest expense                               (4,920)       (3,677)
                                             ----------    ----------
                                                 (3,637)       (2,620)
                                             ----------    ----------
Income Before Income Taxes                       21,718        16,684
Income Taxes                                      8,580         6,269
                                             ----------    ----------
Net Income                                   $   13,138    $   10,415
                                             ==========    ==========
Earnings Per Share:
  Primary                                    $      .70    $      .61
                                             ==========    ==========
  Fully diluted                              $      .70    $      .61
                                             ==========    ==========
Average Shares Outstanding:
  Primary                                        18,719        16,970
                                             ==========    ==========
  Fully diluted                                  18,774        16,979
                                             ==========    ==========
Dividends Per Share                          $      .08    $      .07
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                         Nine months ended October 31,
                                                 1997         1996
                                             ----------    ----------

Net Sales                                    $1,369,125    $1,150,670
Cost of Sales                                 1,075,200       914,270
                                             ----------    ----------
Gross Profit                                    293,925       236,400
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           215,157       177,694
  Depreciation and amortization                  13,353        10,638
  Provision for doubtful accounts                   967         2,701
                                             ----------    ----------
    Total operating expenses                    229,477       191,033
                                             ----------    ----------
Operating Income                                 64,448        45,367
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       3,763         4,665
  Interest expense                              (13,334)       (9,603)
                                             ----------    ----------
                                                 (9,571)       (4,938)
                                             ----------    ----------
Income Before Income Taxes                       54,877        40,429
Income Taxes                                     21,679        15,293
                                             ----------    ----------
Net Income                                   $   33,198    $   25,136
                                             ==========    ==========
Earnings Per Share:
  Primary                                    $     1.82    $     1.64
                                             ==========    ==========
  Fully diluted                              $     1.81    $     1.64
                                             ==========    ==========
Average Shares Outstanding:
  Primary                                        18,203        15,312
                                             ==========    ==========
  Fully diluted                                  18,307        15,363
                                             ==========    ==========
Dividends Per Share                          $      .23    $      .19
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                         Nine months ended October 31,
                                                1997           1996
                                             ----------    ----------

Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers             $1,309,474    $1,112,764
    Cash paid to suppliers and employees     (1,282,670)   (1,085,918)
    Interest received                             2,874         2,967
    Interest paid                               (10,220)       (6,564)
    Income taxes paid                           (17,390)      (15,269)
                                             ----------    ----------
      Net cash provided by
        operating activities                      2,068         7,980
                                             ----------    ----------
  Cash flows from investing activities:
    Capital expenditures                        (28,130)      (11,824)
    Proceeds from sale of
      property and equipment                        399         1,721
    Business acquisitions, net of cash           (8,055)      (89,952)
                                             ----------    ----------
      Net cash used in
        investing activities                    (35,786)     (100,055)
                                             ----------    ----------
  Cash flows from financing activities:
    Net payments under
      short-term debt arrangements              (27,628)      (35,182)
    Principal payments on:
      Long-term notes                           (10,692)      (14,266)
      Capital lease obligations                    (806)         (843)
    Proceeds from issuance of long-term debt     80,000        98,000
    Net proceeds from sale of common stock            -        48,197
    Proceeds from stock options exercised           822           869
    Purchase of common shares                      (285)         (395)
    Dividends paid                               (3,890)       (4,526)
                                             ----------    ----------
      Net cash provided by
        financing activities                     37,521        91,854
                                             ----------    ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                3,803          (221)
Cash and Cash Equivalents:
  Beginning of period                             6,329         3,644
                                             ----------    ----------
  End of period                              $   10,132    $    3,423
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of October 31, 1997, the results of operations for the three months and nine months ended October 31, 1997 and 1996, and cash flows for the nine months then ended.

     The fiscal year of the Company is a 52- or 53-week period ending on the last Friday in January. Fiscal year 1998 will be a 52-week period while fiscal year 1997 was a 53-week period. The nine months ended October 31, 1997 and 1996 contained 39 weeks and 40 weeks, respectively, and the quarters ended October 31, 1997 and 1996 each contained 13 weeks.

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

2. During the nine months ended October 31, 1997, the Company acquired nine wholesale distributors of materials to the construction industry for cash and stock. These acquisitions have been accounted for as purchases or immaterial poolings and did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

3. On August 18, 1997, the Company's revolving credit and line of credit agreement (the "credit agreement") with a group of banks was amended. The credit agreement, as amended, now permits the Company to borrow up to $180,000 (subject to borrowing limitations under the credit agreement), $130,000 of which is long-term debt, expiring August 17, 2000, and $50,000 of which is a line of credit convertible to a term note due two years from conversion date.

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

     On August 28, 1997, the Company issued $80,000 of senior notes due 2012 in a private placement. The notes, of which $40,000 bear interest at 7.14% and $40,000 bear interest at 7.19%, will be payable in 21 and 13 equal semi-annual payments beginning in 2002 and 2006, respectively. Proceeds received by the Company from the sale of the notes were used to reduce indebtedness outstanding under the Company's credit agreement.

     In connection with the issuance of the senior notes, on August 27, 1997 the Company entered into an interest rate swap agreement. The interest rate swap agreement effectively converts the Company's $40,000 of 7.19% senior notes due 2012 from fixed-rate debt to floating-rate debt based on six-month London Interbank Offered Rates (LIBOR) less a predetermined spread.

4. On May 20, 1997, the Company's Board of Directors declared a three-for-two stock split to shareholders of record as of July 10, 1997. The date of issuance for the additional shares was July 17, 1997. Accordingly, all share and per share data have been restated for periods prior to the stock split.

     On May 20, 1997, the shareholders approved an amendment to the Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, $1.00 par value per share.

     On August 20, 1997, the Company granted 50,000 shares of restricted stock with a market value of $1,300 to certain key employees. The market value of the restricted stock was recorded as unearned compensation and is being charged to expense over the shorter of the 10-year vesting period, or the period of time from the date of grant through the date when the employee reaches age 65.

     On September 30, 1997, the Company's Board of Directors increased the regular quarterly cash dividend from $.075 per share to $.08 per share effective for the third quarter dividend which was payable on November 14, 1997 to shareholders of record on November 3, 1997.

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

5. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                      Nine months ended October 31,
                                             1997           1996
                                          ----------     ----------

     Net income                           $   33,198     $   25,136
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating activities:
         Depreciation                          8,854          6,968
         Amortization                          4,499          3,670
         Provision for doubtful accounts         967          2,701
         Other, net                             (382)          (660)
     Changes in assets and liabilities,
       net of effects of acquisitions:
         (Increase) decrease in:
           Accounts receivable               (60,135)       (38,944)
           Inventories                        (7,094)        (6,340)
           Other current assets               (2,998)         5,969
           Other assets                       (5,740)          (274)
         Increase (decrease) in:
           Accounts payable and accrued
             expenses                         23,083          6,343
           Accrued interest and income
             taxes                             5,828          5,500
           Other noncurrent liabilities          413            348
         (Increase) decrease in deferred
           income taxes                        1,575         (2,437)
                                          ----------     ----------
     Net cash provided by
       operating activities               $    2,068     $    7,980
                                          ==========     ==========














                                Page 10
                          HUGHES SUPPLY, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
       (unaudited) (dollars in thousands, except per share data)

6.   Subsequent events:

     On November 24, 1997, the Company entered into an agreement to acquire all of the common stock of Mountain Country Supply ("Mountain Country"). Mountain Country is a wholesale distributor of plumbing supplies, water and sewer equipment and supplies, and HVAC equipment and supplies with 10 locations in Arizona. Mountain Country's sales for its current fiscal year ending December 31, 1997 are expected to be approximately $100,000. The transaction will be accounted for as a purchase. The acquisition is subject to a number of contingencies including certain regulatory approvals. It is anticipated that the transaction will close in January 1998.




































                                Page 11
                          HUGHES SUPPLY, INC.

               PART I. FINANCIAL INFORMATION - Continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of October 31, 1997, and the results of operations for the three and nine months then ended.

As described in Note 4 of the Notes to Consolidated Financial
Statements, on May 20, 1997 the Company's Board of Directors declared a three-for-two stock split to shareholders of record as of July 10, 1997. Accordingly, all share and per share data have been restated for periods prior to the stock split.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Material Changes in Results of Operations

Net Sales

Net sales were $486 million for the quarter ended October 31, 1997, a 20% increase over the prior year's third quarter. Net sales for the nine months were $1.37 billion which was 19% ahead of last year. On a basis comparable to the prior year, the Company experienced a same-store net sales increase of 6% and 7% for the three and nine months ended October 31, 1997, respectively. The remaining increase in net sales is attributable to newly-opened and acquired wholesale outlets.





                                Page 12
The same-store sales increase of 6% for the third quarter was below the high single-digit increases the Company has achieved in recent years. This was primarily due to the adverse impact that mild and wet weather had on air conditioning and pool product sales. On the other hand, two of the Company's newest product groups, water and sewer and industrial pipe, valves and fittings, achieved double-digit same-store sales increases which helped offset the decline in same-store sales growth.

Gross Profit

Gross profit and gross margin for the three and nine months ended
October 31, 1997 and 1996 were as follows (dollars in thousands):


                                          1997                         1996
                                  Gross         Gross          Gross         Gross               Variance
                                  Profit        Margin         Profit        Margin        Amount          %
         Three months ended     $ 104,898       21.6%        $  85,461       21.1%        $ 19,437       22.7%
         Nine months ended      $ 293,925       21.5%        $ 236,400       20.5%        $ 57,525       24.3%

The improvement in gross margins has resulted from several factors, including expansion of product offerings to lines with better margins, efficiencies created with central distribution centers, increased volume, and concentration of supply sources as part of the Company's preferred vendor program.

Operating Expenses

Operating expenses for the three and nine months ended October 31, 1997 and 1996 were as follows (dollars in thousands):

                                          1997                         1996
                                                % of                          % of               Variance
                                  Amount      Net Sales        Amount      Net Sales        Amount         %
         Three months ended     $  79,543       16.4%        $  66,157       16.3%        $ 13,386       20.2%
         Nine months ended      $ 229,477       16.8%        $ 191,033       16.6%        $ 38,444       20.1%

Approximately 13 and 15 percentage points of the 20.2% and 20.1% increases in operating expenses for the three and nine months ended October 31, 1997, respectively, is attributable to newly-opened wholesale outlets and recent acquisitions. The remainder of the increase is primarily due to higher personnel expenses, including health care costs, and higher transportation costs associated with same-store sales growth.

Non-Operating Income and Expenses

Interest and other income increased $.2 million and decreased $.9 million for the three and nine months ended October 31, 1997, respectively, over the prior year periods. The decrease of $.9 million for the nine month period is primarily attributable to non-recurring gains recognized on the sale of property and equipment in the prior year.




                                Page 13
Interest expense was $4.9 million and $13.3 million for the three and nine months ended October 31, 1997 compared to $3.7 million and $9.6 million for the three and nine months ended October 31, 1996, respectively. The increases are the result of higher borrowing levels partially offset by lower interest rates. Expansion through business acquisitions has been partially funded by debt financing.

Income Taxes

The effective tax rates for the three and nine months ended October 31, 1997 and 1996 were as follows:

                                    1997           1996

     Three months ended             39.5%          37.6%
     Nine months ended              39.5%          37.8%

Prior to the mergers on April 26, 1996 with Electric Laboratories and Sales Corporation and ELASCO Agency Sales, Inc. (collectively, "ELASCO") and January 24, 1997 with Metals, Incorporated and Stainless Tubular Products, Inc., all three entities were Subchapter S corporations and, therefore, not subject to corporate income tax. Each entity's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective rate is higher for the three and nine months ended October 31, 1997 compared to the prior year periods. The Company's effective tax rate for the three and nine months ended October 31, 1996 would have been approximately 40% assuming ELASCO, Metals, Incorporated and Stainless Tubular Products, Inc. were tax paying entities.

Net Income

Net income for the third quarter increased 26% to $13.1 million. Fully diluted earnings per share for the third quarter were $.70 compared to $.61 in the prior year, a 15% increase with 11% more shares outstanding.

For the nine months ended October 31, 1997, net income reached $33.2 million, a 32% increase over the nine months ended October 31, 1996. Fully diluted earnings per share for the nine months ended October 31, 1997 and 1996 were $1.81 and $1.64, respectively. This increase of 10% was on 19% more shares outstanding.

These improved results reflect operating leverage that has been achieved through the Company's acquisition program and the resulting purchasing and administrative synergies, as well as through internal growth. Operating margins (operating income as a percentage of net sales) have improved to 5.2% and 4.7% for the three and nine months ended October 31, 1997, compared to 4.8% and 3.9% for the three and nine months ended October 31, 1996, respectively.





                               Page 14
Liquidity and Capital Resources

Working capital at October 31, 1997 amounted to $389 million compared to $330 million at January 31, 1997. The working capital ratio was 3.1 to 1 and 3.3 to 1 as of October 31, 1997 and January 31, 1997, respectively. The Company typically becomes more leveraged in expansionary periods. Consequently, higher levels of inventories and receivables, trade payables and debt are required to support the growth.

Net cash provided by operations was $2.1 million for the nine months ended October 31, 1997 compared to $8.0 million for the nine months ended October 31, 1996. This change is primarily due to increases in accounts receivable and inventories resulting from the Company's growth.

Expenditures for property and equipment were $28.1 million for the nine months ended October 31, 1997 compared to $11.8 million for the nine months ended October 31, 1996. Capital expenditures for property and equipment, not including amounts for business acquisitions, are expected to be approximately $32 million for fiscal year 1998.

Cash payments for business acquisitions accounted for as purchases totaled $8.1 million for the nine months ended October 31, 1997. In addition, the Company issued approximately 607,000 of its common shares valued at approximately $15.2 million for such purchases.

Principal reductions on long-term debt were $10.7 million for the nine months ended October 31, 1997 compared to $14.3 million for the prior year nine months. These amounts are attributed primarily to the repayment of debt assumed as a result of certain business acquisitions. Dividend payments were $3.9 million during the nine months ended October 31, 1997 and $4.5 million (including $2.4 million in cash dividends of pooled companies) during the nine months ended October 31, 1996.

As discussed in Note 3 of the Notes to Consolidated Financial
Statements, in August 1997 the Company issued $80 million of senior notes in a private placement. The proceeds of this offering were used to reduce indebtedness outstanding under the Company's bank debt.

Management believes that the Company has sufficient borrowing capacity, with approximately $92 million available under its existing credit facilities (subject to borrowing limitations under long-term debt covenants) as of October 31, 1997, to take advantage of growth and business acquisition opportunities and has the resources necessary to fund ongoing operating requirements and anticipated capital expenditures. Future expansion will continue to be financed on a project-by-project basis through additional borrowing, or, as circumstances allow, through the issuance of common stock.






                                Page 15

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

          4.1 Specimen Stock Certificate representing shares of the Registrant's common stock, $1.00 par value, filed as
               Exhibit 4.1 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

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








                                Page 16
               (b) Leases effective March 31, 1988, filed as Exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989 (Commission File No. 0-5235).

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




                                Page 17
          10.4 Directors' Stock Option Plan, as amended, filed as
               Exhibit 10.4 to Form 10-Q for the quarter ended July 31, 1994 (Commission File No. 001-08772).

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

               (c)  Lease dated March 1, 1990 for 1234 South
                    Pleasantburg Drive, Greenville, South Carolina property, filed as Exhibit 10.11(c) to Form 10-K for the fiscal year ended January 26, 1996
                    (Commission File No. 001-08772).

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

         10.12 Lease Agreement effective February 1, 1993 between Union Warehouse & Realty Company and Moore Electric Supply, Inc. for 213 North Pleasantburg Drive, Greenville, South Carolina property, filed as Exhibit 10.12 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

         10.13 Lease Agreement dated April 14, 1997 between Union Warehouse & Realty Co. and the Registrant for 607 East Windsor St., Monroe, North Carolina property, filed as
               Exhibit 10.13 to Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 001-08772).

         10.14 Amended and Restated Revolving Credit Agreement and Line of Credit Agreement, dated as of August 18, 1997, by and among the Company, SunTrust, SouthTrust, NationsBank, First Union, Barnett and PNC, filed as Exhibit 10.14 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772). The Amended Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

         10.15 Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, filed as
               Exhibit 10.15 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

     (11) Statement re computation of per share earnings.

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



                                Page 20
     (24) Power of attorney.  Not applicable.

     (27) Financial data schedule.

          27.1 Financial data schedule (filed electronically only).

          27.2 Restated financial data schedule (filed electronically only).

          27.3 Restated financial data schedule (filed electronically only).

          27.4 Restated financial data schedule (filed electronically only).

     (99) Additional exhibits.  Not applicable.


     (b)  Reports on Form 8-K

          During the quarter ended October 31, 1997, the Registrant filed a Current Report on Form 8-K dated July 17, 1997, which reported under Item 5 (Other Events) that the Registrant has restated its Selected Financial Data to give effect to a three-for-two stock split declared by the Registrant's Board of Directors on May 20, 1997 to shareholders of record as of July 10, 1997.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: December 12, 1997                 By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: December 12, 1997                 By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

               INDEX OF EXHIBITS FILED WITH THIS REPORT


11.1      Summary schedule of earnings per share calculations.

27.1      Financial data schedule (filed electronically only).

27.2      Restated financial data schedule (filed electronically only).

27.3      Restated financial data schedule (filed electronically only).

27.4      Restated financial data schedule (filed electronically only).