Form 10-K405
period 1998-01-30
HUGHES SUPPLY INC
filed 1998-04-24
CIK 49029

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 30, 1998

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $818,804,735 as of April 17, 1998.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 22,817,872 shares of Common Stock ($1.00 par value) as of April 17, 1998.

               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Part I  -      Annual Report to Shareholders for the fiscal
                    year ended January 30, 1998 (designated
                    portions).

     Part II -      Annual Report to Shareholders for the fiscal
                    year ended January 30, 1998 (designated
                    portions).

     Part III- Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (designated portions).

     Part IV -      Annual Report to Shareholders for the fiscal
                    year ended January 30, 1998 (designated
                    portions).

                           TABLE OF CONTENTS

                                                                  Page

PART I

Item 1.   Business .............................................    4

Item 2.   Properties ...........................................   14

Item 3.   Legal Proceedings ....................................   14

Item 4.   Submission of Matters to a Vote of Security Holders ..   14

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ..................................   15

Item 6.   Selected Financial Data ..............................   15

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................   15

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk .................................................   15

Item 8.   Financial Statements and Supplementary Data ..........   15

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..................   16

PART III

Item 10.  Directors and Executive Officers of the Registrant ...   17

Item 11.  Executive Compensation ...............................   17

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ...........................................   17

Item 13.  Certain Relationships and Related Transactions .......   17

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K ..........................................   18

          Signatures ...........................................   23

          Index to Consolidated Financial Statements and
          Schedules ............................................   24

          Index of Exhibits Filed with This Report .............   25

                                PART I

ITEM 1.   BUSINESS

GENERAL

     Hughes Supply, Inc. was founded as a general partnership in Orlando, Florida in 1928 and was incorporated as a Florida corporation in 1947. As used throughout this Report, the terms "Company" and "Registrant" shall be deemed to mean Hughes Supply, Inc. and its subsidiaries, except where the context otherwise indicates.

     The Company is one of the largest diversified wholesale distributors of materials, equipment and supplies for the construction and industrial markets operating primarily in the southeastern, southwestern and midwestern United States. The Company distributes more than 210,000 products through 404 branches located in 27 states, Mexico and Puerto Rico. The Company's principal customers are electrical, plumbing and mechanical contractors, electric utility companies, property management companies, municipal and industrial accounts. Industrial accounts include companies in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical and marine industries. Management believes that the Company holds significant market share in a majority of its local markets and is one of the largest distributors of its range of products in the southeastern, southwestern and midwestern United States. The Company's largest geographic market is Florida (representing approximately 34% of fiscal 1998 net sales), which is one of the largest commercial and residential construction markets in the United States. The following table presents the locations of the Company's branches:

          Location                    Number of Branches

          Florida                           100
          Texas                              71
          Georgia                            39
          North Carolina                     37
          Alabama                            21
          South Carolina                     21
          Ohio                               19
          Tennessee                          18
          Arizona                            10
          Mississippi                        10
          Virginia                            9
          Kentucky                            6
          Indiana                             5
          Louisiana                           5
          Illinois                            4
          Oklahoma                            4
          West Virginia                       4
          Missouri                            3
          New Jersey                          3
          Pennsylvania                        3
          Arkansas                            2
          Maryland                            2

          Location                    Number of Branches

          Michigan                            2
          California                          1
          Mexico                              1
          New York                            1
          Puerto Rico                         1
          Utah                                1
          Washington                          1


A current listing of the locations of the wholesale branches and distribution centers of the Company is set forth as Exhibit 99.1 to this Report.

     The products which the Company distributes are used in new construction for commercial, residential, utility and industrial applications and for maintenance, replacement and renovation projects. Such products include materials and supplies associated with the Company's nine major product groups, as follows: electrical; plumbing; water and sewer; air conditioning and heating; industrial pipe, plate, valves and fittings; building materials; electric utilities; water systems; and pool equipment and supplies. Each product group is sold by the Company's own specialized and experienced sales force consisting of outside sales representatives and inside account executives. Management believes that the Company's mix of commercial, residential, utility and industrial business, geographic diversification and multiple product groups reduces the impact of economic cycles on the Company's net sales and profitability. Management believes that no other company competes against it across all of its product groups.

     The Company's principal business objective is to achieve profitable growth, both internally and through selective acquisitions, primarily in existing and contiguous geographic markets. The Company has grown internally through increases in comparable branch net sales, new branch openings and the addition of new product groups. Since January 29, 1993, the Company has opened 53 new branches (exclusive of new branches acquired through acquisitions). In addition, the Company continues to pursue an active acquisition program to capitalize on the opportunities presented by the substantial size and highly fragmented ownership structure of its industry. Since January 29, 1993, the Company has completed 51 acquisitions representing 216 branches. In addition to increased geographic penetration, acquisitions often provide opportunities for the Company to gain market share and to enhance and diversify product offerings. Management believes that the most cost effective way for the Company to enter new geographic markets is through acquisitions. All of the Company's significant acquisitions have been accretive to the Company's earnings per share in the first full year subsequent to the transaction.

INDUSTRY OVERVIEW

     Based on estimates available to the Company, industry sales in the United States of products sold by the Company exceeded $100 billion in 1997, and no wholesale distributor of these products accounted for more

                                Page 5
than 5% of the total market. As a result of their smaller size, many of the local or regional distributors generally lack the purchasing power of a larger entity, may lack the resources to offer broad product lines and multiple brands, and may not possess sophisticated inventory management and control systems necessary to operate multiple branches efficiently.

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

ACQUISITION STRATEGY

     The Company's acquisition strategy is to acquire profitable distribution businesses with strong management and well-developed market positions and customer franchises. Acquisitions can generally be categorized as fill-in acquisitions or new market acquisitions. Fill-in acquisitions are generally smaller in size and represent new branches within existing product groups and existing geographic markets. Since January 29, 1993, the Company has completed fill-in acquisitions of 49 branches, and management believes that significant additional fill-in acquisition opportunities are available.

     New market acquisitions represent the addition of new product groups, within related commercial construction, residential and industrial product categories, or the entry into new geographic

                                Page 6
markets, or both. During the last five fiscal years, the Company has increasingly focused on new market acquisitions with the goal of adding products and product groups with higher gross margins, increasing sales to the replacement and industrial markets (which tend to be less cyclical than new construction markets), achieving greater geographic diversification and developing additional opportunities for future fill-in acquisitions and new branch openings. Recent new market acquisitions completed by the Company include: (i) Sunbelt Supply Company, resulting in a significant increase in the Company's valve and fitting business in new geographic markets; (ii) Metals, Incorporated, Stainless Tubular Products, Inc., and Metals, Inc. - Gulf Coast Division, resulting in a significant increase in the Company's specialty pipe, valve and fitting business as well as the metal fabrication business in new geographic markets; (iii) Mountain Country Supply, Inc., resulting in a significant increase in the Company's plumbing, water and sewer, and air conditioning and heating business in new geographic markets; (iv) International Supply Company, Inc. and its affiliated operations, resulting in a significant increase in the Company's water and sewer and plumbing business in new geographic markets; (v) Merex Corporation, resulting in an increased presence in export markets; and (vi) Chad Supply, Inc., the Company's initial entry into the distribution of repair and maintenance products to the multi-family housing industry.

     The following table summarizes the fill-in and new market acquisitions completed by the Company since January 29, 1993:

                            Type of            Date of          Number of        Location of
Acquisition               Acquisition        Acquisition        Branches         Operation          Major Product Groups
-----------               -----------        -----------        --------         ---------          --------------------
Virginia branch           Fill-in            June, 1993              1           VA                 Plumbing

Florida and Georgia       Fill-in            June, 1993              2           FL,GA              Electrical, electric
branches                                                                                            utilities

Electrical                New market         June, 1993              1           GA                 Electrical
Distributors, Inc.*

Alabama Water Works       New market         July, 1993              3           AL                 Water and sewer
Supply, Inc.

Florida branches          Fill-in            December, 1993          2           FL                 Building materials

Swaim Supply              New market         January, 1994           8           NC,VA              Plumbing, air conditioning
Company*                                                                                            and heating

Florida and Georgia       Fill-in            February, 1994-         4           FL,GA              Water and sewer, plumbing,
branches (1)                                 September, 1994                                        electrical

Treaty Distribution       New market         January, 1995          16           IN,OH              Water and sewer, plumbing,
Group branches                                                                                      air conditioning and heating

Olander & Brophy, Inc.    New market         March, 1995             4           OH,PA              Pool equipment and supplies,
                                                                                                    water systems

Port City Electrical      Fill-in            March, 1995             2           GA,SC              Electrical
Supply, Inc.

Elec-Tel Supply           Fill-in            April, 1995             1           GA                 Electric utilities
Company





                                  Page 7

                            Type of            Date of          Number of        Location of
Acquisition               Acquisition        Acquisition        Branches         Operation          Major Product Groups
-----------               -----------        -----------        --------         ---------          --------------------
Various branches (2)      Fill-in            June, 1995-             7           AL,FL,KY,NC,       Electrical, pool equipment
                                             February, 1996                        NJ,SC,TN,VA      and supplies, plumbing

Moore Electric            New market         August, 1995            5           NC,SC              Electrical
Supply, Inc.*

Atlantic Pump &           Fill-in            September, 1995         4           FL,PR              Pool equipment and supplies
Equipment Companies

Florida Pipe &            New market         December, 1995          1           FL                 Industrial pipe, plate,
Supply Company*                                                                                     valves and fittings

Waldorf Supply, Inc.      Fill-in            February, 1996          1           MD                 Plumbing

West Virginia Water and   New market         March, 1996             2           WV                 Water and sewer
Waste Supply Co., Inc.

Electric Laboratories     New market         April, 1996             3           IL,OH              Electric utilities
and Sales Corporation*

PVF Holdings, Inc.        New market         May, 1996              16           GA,IL,LA,MO,NC,    Industrial pipe, plate,
                                                                                 NJ,TN,TX,UT,WA     valves and fittings

Gayle Supply              Fill-in            May, 1996               3           AL                 Plumbing
Company, Inc.*

R & G Plumbing            Fill-in            May, 1996               2           AL                 Plumbing
Supply, Inc.

JuNo Industries, Inc.     New market         September, 1996         5           FL,GA              Industrial pipe, plate,
and J.I. Services                                                                                   valves and fittings
Corporation*

Palm Pool                 New market         September, 1996         2           MI,OH              Pool equipment and supplies,
Products, Inc.*                                                                                     water systems

Coastal Wholesale,        Fill-in            November, 1996          1           FL                 Pool equipment and supplies,
Inc.                                                                                                water systems

J & J, Inc.               Fill-in            November, 1996          2           GA,TX              Industrial pipe, plate,
                                                                                                    valves and fittings

Wholesale Electric        New market         November, 1996          2           NC,NY              Electrical
Supply Corporation

Panhandle Pipe &          Fill-in            December, 1996          1           WV                 Water and sewer
Supply Co., Inc.*

Sunbelt Supply Company*   New market         December, 1996          9           FL,LA,TX,VA        Industrial pipe, plate,
                                                                                                    valves and fittings

Metals, Incorporated,     New market         January, 1997           3           AL,MO,OK           Industrial pipe, plate,
Stainless Tubular                                                                                   valves and fittings
Products, Inc., and
Metals, Inc. - Gulf
Coast Division*

Dixie Forming &           New market         February, 1997          5           NC,SC,VA           Building materials
Building Specialties
Incorporated

Gulf Pool Equipment       New market         February, 1997          3           GA,OK,TX           Pool equipment and supplies,
Company                                                                                             water systems

Dominion Pipe and Supply  New market         May, 1997               1           VA                 Water and sewer
Company and Dominion
Pipe Fabricators, Inc.*



                                  Page 8

                            Type of            Date of          Number of        Location of
Acquisition               Acquisition        Acquisition        Branches         Operation          Major Product Groups
-----------               -----------        -----------        --------         ---------            --------------------
Gilleland Concrete        New market         June, 1997              1           GA                 Water and sewer
Products, Inc.

Shrader Holding Co.,      New market         August, 1997            5           AR,OK,TX           Water and sewer
Inc.*

Workman Developments,     New market         August, 1997            1           WV                 Industrial pipe, plate,
Inc.                                                                                                valves and fittings

Supply One                Fill-in            September, 1997         1           OH                 Plumbing

Allied Metals, Inc.       New market         October, 1997           1           TX                 Industrial pipe, plate,
                                                                                                    valves and fittings

Virginia Water            Fill-in            November, 1997          1           VA                 Water and sewer
& Waste Supply
Company, Inc.*

Superior Concrete         Fill-in            December, 1997          -           FL                 Building materials
Products

APPCO Process Equipment   New market         December, 1997          1           NC                 Industrial pipe, plate,
Company                                                                                             valves and fittings

Mountain Country          New market         January, 1998          10           AZ                 Plumbing, water and sewer,
Supply, Inc.                                                                                        air conditioning and heating

International Supply      New market         January, 1998          38           TX                 Water and sewer, plumbing,
Company, Inc. and                                                                                   industrial, pipe, plate,
affiliated operations                                                                               valves and fittings

Merex Corporation         New market         January, 1998           2           TX,MX              Industrial pipe, plate,
                                                                                                    valves and fittings

Chad Supply, Inc.*        New market         January, 1998          18           AL,FL,GA,KY,LA     Building materials, plumbing,
                                                                                 NC,OH,SC,TN        electrical, air conditioning
                                                                                                    and heating, pool equipment
                                                                                                    and supplies

San Antonio Plumbing      Fill-in            March, 1998            14           TX                 Plumbing, water and sewer
Distributors, Inc.*

United Supply Agencies    New market         March, 1998             1           TX                 Air conditioning and heating,
                                                                                                    plumbing, building materials,
                                                                                                    electrical

                                                                   ---
          TOTAL                                                    216
                                                                   ===

     * Accounted for as pooling of interests.

     (1)  Facilities acquired in purchases of assets from four entities.
     (2)  Facilities acquired in purchases of assets from three entities.


OPERATING STRATEGY

     The Company's operating strategy is based on decentralizing customer related functions at the branch level, such as sales and local inventory management, and centralizing certain administrative functions at the corporate level, such as credit, human resources, finance and accounting, legal and management information systems. Key elements of the Company's operating strategy include:

                                Page 9
     Comprehensive and Diversified Product Groups. As part of its emphasis on superior customer service, the Company offers more than 210,000 products in nine product groups at competitive prices. Distribution of a wide variety of products within product groups assists the Company's customers in managing their inventory, arranging for consolidated delivery requirements and providing a greater portion of total job specifications. The depth and breadth of the Company's product groups generally permits it to make add on sales of higher margin, non-commodity items.

     The Company is diversified across nine product groups and various sectors of the construction industry (such as commercial, residential, utility and industrial), which lessens its dependence upon market conditions applicable to any one of its product groups or any single sector of the construction industry. Further, the Company's product diversification permits it to participate in multiple phases of construction projects.

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




                                Page 10

The Company generally has experienced a low rate of turnover among its employees and, as a result, the Company's corporate management group, branch managers, outside sales representatives and inside sales account executives have considerable experience with the Company.

     Centralized Administrative Functions. The Company has centralized certain administrative functions such as credit, human resources, finance and accounting, legal and management information systems. The Company's credit function is essential to its success. All credit decisions are researched, analyzed and approved by a group of regional credit managers to ensure conformity and quality of credit decisions across the Company's operations. Management believes that its credit function has enabled it to be recognized as an industry leader due to its consistently low level of bad debt expense. Centralization of human resources, finance and accounting functions ensure conformity in policy and lower overall cost of administration. The Company's comprehensive management information system is based on point of sale information and provides managers with real time inventory, receivables, purchasing, pricing, credit and margin information. This management information system allows the Company's branches to more effectively manage their inventory and receivables and respond more quickly and accurately to specific customer needs and local market demand.

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

     Plumbing: Plumbing fixtures and related fittings, residential, commercial and industrial water heaters, drain waste, vent, natural gas and potable water piping, and plumbing accessories and supplies.

     Water and Sewer: Water works and industrial supplies, including large diameter plastic (PVC) and ductile iron pipe, fire hydrants, water meters, valves, backflow prevention devices, storm drain, pre-cast concrete tested utility and fire line vaults, fire protection fabrication and supply, and related hardware and accessories.

                                Page 11
     Air Conditioning and Heating: Air conditioning and heating equipment, furnaces, heaters, heat pumps, condensing units, duct, pipe, fittings, registers, grills, freon, insulation and other refrigeration equipment, supplies and service parts.

     Industrial Pipe, Plate, Valves and Fittings: Mechanical and weld pipe, valves and related fittings, fire protection systems and supplies, high performance valves, specialty pipe, high density polyethylene pipe and fittings, stainless steel and other high alloy pipe, plate, valves and fittings.

     Building Materials: Reinforcing wire, reinforcing steel, plyform, lumber, concrete chemicals, concrete forming accessories, road and bridge products, masonry accessories and other building materials, hand tools, power tools, hardware, appliances, paint, flooring, janitorial products and equipment.

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

SALES AND PURCHASING

     The Company employs approximately 780 outside sales representatives who call on customers and who also work with architects, engineers, manufacturers' representatives, purchasing agents, and plant superintendents and foremen for major construction projects. Approximately 720 inside account executives expedite orders, deliveries, quotations, and requests for pricing. Most orders are received by telephone, and materials are delivered by the Company's trucks to the customer's office or job site.

     The Company's purchasing agents in its branches use a computerized inventory system to monitor stock levels, while central distribution centers in Orlando, Florida and Forest Park, Georgia provide purchasing assistance as well as a broad stock of inventory which supplements the inventory of the branches. In addition, the Company uses several of its larger branches in other parts of the country as distribution points for certain product lines.








                                Page 12
CUSTOMERS AND SUPPLIERS

     The Company currently serves over 80,000 customers, and no single customer accounts for more than 1% of total sales annually. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years. The substantial majority of customer orders are shipped from inventory at the Company's branches. The Company also accommodates special orders from its customers and facilitates the shipment of certain large volume orders directly from the manufacturer to the customer.

     The Company regularly purchases from over 8,500 manufacturers and suppliers, of which approximately 675 are currently part of the Company's Preferred Vendor Program. No single supplier accounted for more than 5% of the Company's total purchases during fiscal 1998.

INVENTORIES

     The Company is a wholesale distributor of construction and industrial materials and maintains significant inventories to meet rapid delivery requirements and to assure itself of a continuous allotment of goods from suppliers. As of January 30, 1998, inventories constituted approximately 37% of the Company's total assets.

COMPETITION

     Management believes that the Company is one of the largest wholesale distributors of its range of products in the southeastern, southwestern and midwestern United States. However, there is strong competition in each product group distributed by the Company. The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, pool supplies and contractor's tools. The principal competitive factors in the Company's business are product availability, pricing, technical product knowledge as to application and usage, and advisory and other service capabilities.

EMPLOYEES

     As of January 30, 1998, the Company had approximately 6,000 employees consisting of approximately 16 executives, 1,440 managers, 1,500 sales personnel and 3,044 other employees, including truck drivers, warehouse personnel, office and clerical workers. Over the last year, the Company's work force has increased by approximately 36% compared to the prior year as a result of increased sales volume and business acquisitions. The Company considers its relationship with its employees to be good.







                                Page 13

ITEM 2.  PROPERTIES

     The Company leases approximately 40,000 square feet of an office building in Orlando, Florida for its headquarters. In addition, the Company owns or leases 404 facilities in 27 states, Mexico and Puerto Rico. The typical sales branch consists of a combined office and warehouse facility ranging in size from 3,000 to 50,000 square feet, with paved parking and storage areas. The Company also operates a computer center, two central distribution warehouses, and a garage and trucking terminal.

     Additional information regarding owned and leased properties of the Company is set forth as Exhibit 99.1 to this Report and in Note 7 of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended January 30, 1998, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising in the normal course of its business. Management believes that none of these proceedings will have a material adverse impact on its financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 30, 1998.

























                                Page 14

                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Information with respect to the principal market for the Company's common stock, stock prices and dividend information is set forth under the caption "Corporate and Shareholder Information" and in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1998, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     Information with respect to selected financial data of the Company is set forth under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1998, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to the Company's financial condition, changes in financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1998, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. NOT APPLICABLE.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)  Financial Statements

     The financial statements filed with this report are set forth in the "Index to Consolidated Financial Statements and Schedules" following
Part IV hereof.









                                Page 15
     (b)  Selected Quarterly Financial Data

     Information with respect to selected quarterly financial data of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1998, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any change in, or disagreement with its accountants or reportable event which is required to be reported in response to this item.








































                                Page 16
                               PART III


     All information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.


















































                                Page 17
                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules

     Financial statements and financial statement schedules required to be filed by item 8 of this Report are listed in a separately designated section submitted below. Exhibits are listed in subparagraph (c) below.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended January 30, 1998.

     (c)  Exhibits Filed

     A substantial number of the exhibits referred to below are indicated as having been previously filed as exhibits to other reports under the Securities Exchange Act of 1934, as amended, or as exhibits to registration statements under the Securities Act of 1933, as amended. Such previously filed exhibits are incorporated by reference in this Form 10-K. Exhibits not incorporated by reference herein are filed with this report.

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.

     (3)  Articles of incorporation and by-laws.

          3.1  Restated Articles of Incorporation, as amended, filed as
               Exhibit 3.1 to Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 001-08772).

          3.2  Composite By-Laws, as amended.

     (4) Instruments defining the rights of security holders, including indentures.

          4.1 Form of Common Stock Certificate representing shares of the Registrant's common stock, $1.00 par value, filed as
               Exhibit 4.1 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

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

               (e)  Lease dated March 11, 1992, filed as Exhibit
                    10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

                    Sub-Item       Property

                       (2)    Gainesville Electrical Operation

               (f) Amendments to leases between Hughes, Inc. and Hughes Supply, Inc., dated April 1, 1998, amending the leases for the thirteen properties listed in
                    Exhibit 10.1(b), (d) and (e).

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

          10.4 Directors' Stock Option Plan, as amended.

          10.5 Lease Agreement dated June 30, 1993 between Donald C. Martin and Electrical Distributors, Inc., filed as
               Exhibit 10.6 to Form 10-K for fiscal year ended January 28, 1994 (Commission File No. 001-08772).

          10.6 Consulting Agreement dated June 30, 1993 between Hughes Supply, Inc. and Donald C. Martin, filed as Exhibit 10.7 to Form 10-K for fiscal year ended January 28, 1994 (Commission File No. 001-08772).

          10.7 Written description of senior executives' long-term incentive bonus plan for fiscal year 1996 incorporated by reference to the description of the bonus plan set forth under the caption "Approval of the Stock Award Provisions of the Senior Executives' Long-Term Incentive Bonus Plan for Fiscal Year 1996" on pages 26 and 27 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders To Be Held May 24, 1994 (Commission File No. 001-08772).

          10.8 Hughes Supply, Inc. Amended Senior Executives' Long-Term Incentive Bonus Plan, adopted January 25, 1996, filed as
               Exhibit 10.9 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

          10.9 Lease Agreement dated June 24, 1996 between Donald C. Martin and Hughes Supply, Inc., filed as Exhibit 10.10 to Form 10-Q for the quarter ended October 31, 1996
               (Commission File No. 001-08772).

         10.10 Amended and Restated Revolving Credit Agreement and Line of Credit Agreement, dated as of August 18, 1997, by and among the Company, SunTrust, SouthTrust, NationsBank, First Union, Barnett and PNC, filed as Exhibit 10.14 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772). The Amended Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

         10.11 Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, filed as
               Exhibit 10.15 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

         10.12 Hughes Supply, Inc. 1997 Executive Stock Plan (the "Plan") incorporated by reference to the description of the Plan set forth under Exhibit A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997 (Commission
               File No. 001-08772).

         10.13 Note Purchase Agreement, dated as of May 29, 1996, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase
               Agreement.

     (11) Statement re computation of per share earnings. Not applicable.

     (12) Statements re computation of ratios.  Not applicable.

     (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 30, 1998.

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

Date:  April 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David H. Hughes                     /s/ A. Stewart Hall, Jr.
David H. Hughes                         A. Stewart Hall, Jr.
April 20, 1998                          April 20, 1998
(Director)                              (Director)

/s/ John D. Baker, II
John D. Baker, II                       Clifford M. Hames
April 20, 1998                          April 20, 1998
(Director)                              (Director)

/s/ Robert N. Blackford                 /s/ Vincent S. Hughes
Robert N. Blackford                     Vincent S. Hughes
April 20, 1998                          April 20, 1998
(Director)                              (Director)

/s/ H. Corbin Day                       /s/ Herman B. McManaway
H. Corbin Day                           Herman B. McManaway
April 20, 1998                          April 20, 1998
(Director)                              (Director)

/s/ John B. Ellis                       /s/ Donald C. Martin
John B. Ellis                           Donald C. Martin
April 20, 1998                          April 20, 1998
(Director)                              (Director)






                                Page 23
                          HUGHES SUPPLY, INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 30, 1998, are incorporated by reference:

                                                       Annual
                                                       Report
                                                        Page


     Consolidated Statements of Income
      for the years ended January 30, 1998,
      January 31, 1997 and January 26, 1996              13

     Consolidated Balance Sheets as of
      January 30, 1998 and January 31, 1997              14

     Consolidated Statements of Shareholders'
      Equity for the years ended January 30,
      1998, January 31, 1997 and January 26, 1996        15

     Consolidated Statements of Cash Flows for
      the years ended January 30, 1998,
      January 31, 1997 and January 26, 1996              16

     Notes to Consolidated Financial Statements          17

     Report of Independent Certified
      Public Accountants                                 26


All other schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes thereto.


















                                Page 24
               INDEX OF EXHIBITS FILED WITH THIS REPORT



  3.2          Composite By-Laws, as amended.

 10.1 Amendments to leases between Hughes, Inc. and Hughes Supply, Inc., dated April 1, 1998, amending the leases for the thirteen properties listed in Exhibit 10.1(b),
               (d) and (e).

 10.4          Director's Stock Option Plan, as amended.

10.13 Note Purchase Agreement, dated as of May 29, 1996, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement.

 13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 30, 1998.

 21.1          Subsidiaries of the Registrant.

 23.1          Consent of Price Waterhouse LLP.

 27.1          Financial data schedule (filed electronically only).

 27.2 Restated financial data schedule (filed electronically only).

 27.3 Restated financial data schedule (filed electronically only).

 99.1          Location of facilities.



















                                Page 25