Form 10-Q
period 1998-04-30
HUGHES SUPPLY INC
filed 1998-06-02
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of May 26, 1998
     $1 Par Value                       23,033,664





                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                        Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          April 30, 1998 and January 30, 1998 ...........   3 - 4

          Consolidated Statements of Income for the
          Three Months Ended April 30, 1998 and 1997 ....   5

          Consolidated Statements of Cash Flows for the
          Three Months Ended April 30, 1998 and 1997 ....   6

          Notes to Consolidated Financial Statements ....   7 - 9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations .................................   10 - 13


Part II.  Other Information


Item 2.   Changes in Securities and Use of Proceeds .....   14

Item 5.   Other Information .............................   14

Item 6.   Exhibits and Reports on Form 8-K ..............   14 - 18

          Signatures ....................................   19

          Index of Exhibits Filed with This Report ......   20











                                Page 2

                          HUGHES SUPPLY, INC.

                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)

                                              April 30,    January 30,
                                                1998          1998
                                             ----------    ----------

ASSETS
Current Assets:
  Cash and cash equivalents                  $    9,255    $    7,661
  Accounts receivable, less allowance for
    losses of $5,353 and $3,136                 329,809       282,880
  Inventories                                   364,802       346,312
  Deferred income taxes                          10,798         9,708
  Other current assets                           17,024        17,600
                                             ----------    ----------
      Total current assets                      731,688       664,161

Property and Equipment, Net                     116,634       105,421
Excess of Cost over Net Assets Acquired         155,944       153,052
Deferred Income Taxes                                 -         3,438
Other Assets                                     16,736        15,957
                                             ----------    ----------
                                             $1,021,002    $  942,029
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


















                                Page 3
                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                              April 30,    January 30,
                                                1998          1998
                                             ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt          $      515    $      603
  Accounts payable                              180,155       150,042
  Accrued compensation and benefits              19,152        20,602
  Other current liabilities                      29,649        18,571
                                             ----------    ----------
      Total current liabilities                 229,471       189,818

Long-Term Debt                                  357,268       335,207
Other Noncurrent Liabilities                      2,786         2,662
                                             ----------    ----------
      Total liabilities                         589,525       527,687
                                             ----------    ----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-23,033,664 and
    22,500,135 shares issued and outstanding     23,034        22,500
  Capital in excess of par value                209,620       203,006
  Retained earnings                             200,069       190,078
  Unearned compensation related to
    outstanding restricted stock                 (1,246)       (1,242)
                                             ----------    ----------
      Total shareholders' equity                431,477       414,342
                                             ----------    ----------
                                             $1,021,002    $  942,029
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.











                                Page 4
                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                          Three months ended April 30,
                                                1998          1997
                                             ----------    ----------

Net Sales                                    $  582,042    $  434,526
Cost of Sales                                   456,764       340,632
                                             ----------    ----------
Gross Profit                                    125,278        93,894
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative            96,790        72,222
  Depreciation and amortization                   5,645         4,655
  Provision for doubtful accounts                   523           394
                                             ----------    ----------
      Total operating expenses                  102,958        77,271
                                             ----------    ----------
Operating Income                                 22,320        16,623
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       1,527         1,279
  Interest expense                               (6,086)       (4,160)
                                             ----------    ----------
                                                 (4,559)       (2,881)
                                             ----------    ----------
Income Before Income Taxes                       17,761        13,742
Income Taxes                                      7,015         5,079
                                             ----------    ----------
Net Income                                   $   10,746    $    8,663
                                             ==========    ==========
Earnings Per Share:
  Basic                                      $      .47    $      .47
                                             ==========    ==========
  Diluted                                    $      .47    $      .46
                                             ==========    ==========
Average Shares Outstanding:
  Basic                                          22,664        18,365
                                             ==========    ==========
  Diluted                                        22,937        18,662
                                             ==========    ==========
Dividends Per Share                          $     .080    $     .073
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                          Three months ended April 30,
                                                1998          1997
                                             ----------    ----------

Increase (Decrease) in Cash and Cash
  Equivalents:
  Cash flows from operating activities:
    Cash received from customers             $  541,242    $  402,472
    Cash paid to suppliers and employees       (541,259)     (388,738)
    Interest received                             1,278           895
    Interest paid                                (2,596)       (2,097)
    Income taxes paid                            (1,697)         (567)
                                             ----------    ----------
      Net cash provided by (used in)
        operating activities                     (3,032)       11,965
                                             ----------    ----------
  Cash flows from investing activities:
    Capital expenditures                         (6,125)       (6,279)
    Proceeds from sale of
      property and equipment                        243           135
    Business acquisitions, net of cash             (627)       (8,683)
                                             ----------    ----------
      Net cash used in
        investing activities                     (6,509)      (14,827)
                                             ----------    ----------
  Cash flows from financing activities:
    Net borrowings under short-term
      debt arrangements                          22,495        11,903
    Principal payments on:
      Long-term notes                            (9,383)       (2,407)
      Capital lease obligations                    (177)         (246)
    Proceeds from stock options exercised           175           200
    Purchase of common shares                      (175)          (76)
    Dividends paid                               (1,800)       (1,731)
                                             ----------    ----------
      Net cash provided by
        financing activities                     11,135         7,643
                                             ----------    ----------
Net Increase in Cash and
  Cash Equivalents                                1,594         4,781
Cash and Cash Equivalents:
  Beginning of period                             7,661         6,329
                                             ----------    ----------
  End of period                              $    9,255    $   11,110
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 1998, and the results of operations and cash flows for the three months ended April 30, 1998 and 1997. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

     The fiscal year of the Company is a 52-week period ending on the last Friday in January. The quarters ended April 30, 1998 and 1997 each contained 13 weeks.

     The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") commencing in the period ended January 30, 1998. Accordingly, these financial statements include the presentation of both basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The weighted-average number of shares used in calculating basic earnings per share were 22,664,000 and 18,365,000 for the three months ended April 30, 1998 and 1997, respectively. In calculating diluted earnings per share, these amounts were adjusted to include 273,000 and 297,000 of dilutive potential common shares for the three months ended April 30, 1998 and 1997, respectively. The Company's dilutive potential common shares consist of stock options and restricted stock. Earnings per share data for prior periods was restated to give effect to the Company's adoption of SFAS 128.

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of this standard had no impact on the Company's financial reporting.

2. During the three months ended April 30, 1998, the Company acquired three wholesale distributors of materials to the construction industry for cash and stock. These acquisitions have been accounted for as purchases or immaterial poolings and did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

                          HUGHES SUPPLY, INC.

       (unaudited) (dollars in thousands, except per share data)

3. The following is a reconciliation of net income to net cash provided by (used in) operating activities:

                                         Three months ended April 30,
                                             1998           1997
                                          ----------     ----------

     Net income                           $   10,746     $    8,663
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization           5,645          4,655
       Provision for doubtful accounts           523            394
       Other, net                                (60)          (185)
       Changes in assets and liabilities,
         net of effects of business
         acquisitions:
         (Increase) decrease in:
           Accounts receivable               (40,954)       (32,253)
           Inventories                       (10,950)       (14,519)
           Other current assets                  715          5,870
           Other assets                       (3,598)        (1,178)
         Increase (decrease) in:
           Accounts payable and accrued
             expenses                         26,011         33,814
           Accrued interest and income
             taxes                             8,173          7,506
           Other noncurrent liabilities          124            129
         (Increase) decrease in deferred
           income taxes                          593           (931)
                                          ----------     ----------
     Net cash provided by (used in)
       operating activities               $   (3,032)    $   11,965
                                          ==========     ==========














                                Page 8
                          HUGHES SUPPLY, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
       (unaudited) (dollars in thousands, except per share data)

4.   Subsequent events:

     On May 5, 1998, the Company issued $50,000 of senior notes due 2013 in a private placement. The notes bear interest at 6.74% and will be payable in 21 equal semi-annual payments beginning in 2003. Proceeds received by the Company from the sale of the notes were used to reduce indebtedness outstanding under the Company's revolving credit facility and line of credit agreement (the "credit agreement").







































                                Page 9

                          HUGHES SUPPLY, INC.

               PART I. FINANCIAL INFORMATION - Continued


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of April 30, 1998, and the results of operations for the three months then ended.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained herein and in the Company's Form 10-K for the fiscal year ended January 30, 1998.

Material Changes in Results of Operations

Net Sales

Net sales were $582 million for the quarter ended April 30, 1998, a 34% increase over the prior year's first quarter. Newly-acquired and opened wholesale branches provided 28 percentage points of the 34% increase. The remainder of the increase is attributable to same-store sales, which increased 6% over the prior year's first quarter.











                                Page 10
Gross Profit

Gross profit and gross margin for the three months ended April 30, 1998 and 1997 were as follows (dollars in thousands):

                                1998        1997           Variance

     Gross profit             $125,278    $ 93,894     $ 31,384     33%
     Gross margin                21.5%       21.6%

During the first quarter ended April 30, 1998, the Company experienced weaker stainless steel pricing in its industrial pipe, plate, valves and fittings product group related to declining stainless steel prices in Asian markets, currency fluctuations and the resulting impact of these factors on domestic stainless steel pricing. This decline was partially offset by an overall increase in gross margin in the Company's other product groups which primarily resulted from expansion of product offerings to lines with better margins, efficiencies created with central distribution centers, increased volume, enhanced purchasing power and concentration of supply sources as part of the Company's preferred vendor program.

Operating Expenses

Operating expenses for the three months ended April 30, 1998 and 1997 were as follows (dollars in thousands):

                                1998        1997           Variance

     Operating expenses       $102,958    $ 77,271     $ 25,687     33%
     Percentage of net sales     17.7%       17.8%

Newly-opened wholesale branches and recent acquisitions accounted for approximately 27 percentage points of the 33% increase. The remainder of the increase is primarily due to personnel and transportation costs associated with same-store sales growth.

Non-Operating Income and Expenses

Interest and other income was $1.5 million and $1.3 million for the quarters ended April 30, 1998 and 1997, respectively, a 19% increase. The increase is primarily the result of higher levels of accounts receivable and the related collection of service charge income on delinquent accounts receivable.

Interest expense was $6.1 million and $4.2 million for the quarters ended April 30, 1998 and 1997, respectively, a 46% increase. The increase is primarily the result of higher borrowing levels as interest rates remained relatively stable. Expansion through business acquisitions has been partially funded by debt financing.



                                Page 11
Income Taxes

The effective income tax rates for the three months ended April 30, 1998 and 1997 were 39.5% and 37.0%, respectively. On January 30, 1998, Chad Supply, Inc. ("Chad") merged its operations with the Company in a transaction that was accounted for as a pooling of interests. Prior to its merger with the Company, Chad was a Subchapter S corporation and, therefore, not subject to corporate income tax. Chad's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective tax rate is higher for the current quarter compared to the prior year's first quarter. The Company's effective tax rate in the prior year's first quarter would have been approximately 39.5% assuming Chad was a tax paying entity.

Net Income

Net income was $10.7 million for the first quarter compared to $8.7 million for the prior year's first quarter, a 24% increase. Diluted earnings per share for the first quarter were $.47 compared to $.46 in the prior year's first quarter on 23% more shares outstanding. These improved results reflect operating leverage that has been achieved through the Company's acquisition and internal growth programs, and the resulting purchasing and administrative synergies.

Liquidity and Capital Resources

Working capital at April 30, 1998 totaled $502 million compared to $474 million at January 30, 1998. The working capital ratio was 3.2 to 1 and
3.5 to 1 as of April 30, 1998 and January 30, 1998, respectively. The Company typically becomes more leveraged in expansionary periods.
Consequently, higher levels of inventories and receivables, trade payables and debt are required to support the growth.

Net cash used in operations was $3.0 million for the three months ended April 30, 1998 compared to net cash provided by operations of $12.0 million for the three months ended April 30, 1997. This change is primarily due to increases in accounts receivable and inventories resulting from the Company's growth.

Expenditures for property and equipment were $6.1 million for the three months ended April 30, 1998 compared to $6.3 million for the three months ended April 30, 1997. Capital expenditures for property and equipment, not including amounts for business acquisitions, are expected to be approximately $24 million for fiscal year 1999.

Cash payments for business acquisitions accounted for as purchases totaled $.6 million for the three months ended April 30, 1998. In addition, the Company issued approximately 189,000 shares of its common stock valued at approximately $4.9 million for such purchases.




                                Page 12
Principal reductions on long-term debt were $9.4 million for the three months ended April 30, 1998 compared to $2.4 million for the same period in the prior year. These amounts are primarily attributable to the repayment of debt assumed as a result of certain business acquisitions. Dividend payments were $1.8 million and $1.7 million during the three months ended April 30, 1998 and 1997, respectively.

As discussed in Note 4 of the Notes to Consolidated Financial
Statements, in May 1998 the Company issued $50 million of 6.74% senior notes due 2013 in a private placement. The proceeds of this private placement were used to reduce indebtedness outstanding under the Company's credit agreement.

After giving effect to the issuance of the $50 million of senior notes as set forth above, the Company would have had approximately $58 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) as of April 30, 1998. With this facility, management believes that the Company has sufficient borrowing capacity to fund ongoing operating requirements and anticipated capital expenditures. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock.































                                Page 13

                          HUGHES SUPPLY, INC.

                      PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     (c) On March 2, 1998, the Company issued 272,678 shares of common stock in connection with the acquisition of San Antonio Plumbing Distributors, Inc. On April 23, 1998, the Company issued 188,709 shares of common stock in connection with the acquisition of Union Warehouse and Realty Company. The issuance of these shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) thereunder for transactions not involving a public offering.


Item 5.  Other Information

Pursuant to the Note Purchase Agreement, dated as of May 5, 1998 (the "Note Purchase Agreement"), by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, the Company issued $50 million of its 6.74% senior notes due 2013.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.

     (3)  Articles of incorporation and by-laws.

          3.1 Restated Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 001-08772).

          3.2 Composite By-Laws, as amended, incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

     (4) Instruments defining the rights of security holders, including indentures.

          4.1 Form of Common Stock Certificate representing shares of the Registrant's common stock, $1.00 par value, incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

                                Page 14
          4.2 Resolution Approving and Implementing Shareholder Rights Plan incorporated by reference to Exhibit 4.4 to Form 8-K dated May 17, 1988 (Commission File No. 0-5235).

          4.3 Rights Agreement dated as of May 20, 1998 between Hughes Supply, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 99.2 to Form 8-A dated May 22, 1998 (Commission File No. 001-08772).

     (10) Material contracts.

          10.1 Lease Agreements with Hughes, Inc.

               (a) Orlando Trucking, Garage and Maintenance Operations dated December 1, 1971, incorporated by reference to Exhibit 13(n) to Registration No. 2-43900 (Commission File No. 0-5235). Letter dated April 15, 1992 extending lease from month to month, filed as Exhibit 10.1(a) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-
                    5235).

               (b) Leases effective March 31, 1988, incorporated by reference to Exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989 (Commission File No. 0-5235).

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

               (c) Lease amendment letter between Hughes, Inc. and the Registrant, dated December 1, 1986, amending Orlando Truck Operations Center and Maintenance Garage lease, incorporated by reference to Exhibit 10.1(i) to Form 10-K for the fiscal year ended January 30, 1987 (Commission File No. 0-5235).






                                Page 15
               (d) Lease agreement dated June 1, 1987, between Hughes, Inc. and the Registrant, for additional Sarasota property, incorporated by reference to Exhibit 10.1(j) to Form 10-K for the fiscal year ended January 29, 1988 (Commission File No. 0-5235).

               (e) Lease dated March 11, 1992, incorporated by reference to Exhibit 10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

                    Sub-Item       Property

                       (2)         Gainesville Electrical Operation

               (f) Amendments to leases between Hughes, Inc. and Hughes Supply, Inc., dated April 1, 1998, amending the leases for the thirteen properties listed in
                    Exhibit 10.1(b), (d) and (e), incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

          10.2 Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996 incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

          10.3 Form of Supplemental Executive Retirement Plan Agreement entered into between the Registrant and eight of its executive officers, incorporated by reference to Exhibit
               10.6 to Form 10-K for the fiscal year ended January 30, 1987 (Commission File No. 0-5235).

          10.4 Directors' Stock Option Plan, as amended, incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

          10.5 Written description of senior executives' long-term incentive bonus plan for fiscal year 1996 incorporated by reference to the description of the bonus plan set forth under the caption "Approval of the Stock Award Provisions of the Senior Executives' Long-Term Incentive Bonus Plan for Fiscal Year 1996" on pages 26 and 27 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders To Be Held May 24, 1994 (Commission File No. 001-08772).





                                Page 16
          10.6 Hughes Supply, Inc. Amended Senior Executives' Long-Term Incentive Bonus Plan, adopted January 25, 1996, incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

          10.7 Amended and Restated Revolving Credit Agreement and Line of Credit Agreement, dated as of August 18, 1997, by and among the Company, SunTrust, SouthTrust, NationsBank, First Union, Barnett and PNC, incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772). The Amended Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

          10.8 Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

          10.9 Hughes Supply, Inc. 1997 Executive Stock Plan (the "Plan") incorporated by reference to the description of the Plan set forth under Exhibit A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997 (Commission File No. 001-08772).

         10.10 Note Purchase Agreement, dated as of May 29, 1996, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

         10.11 Note Purchase Agreement, dated as of May 5, 1998, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement.

     (11) Statement re computation of per share earnings. Not applicable.

     (15) Letter re unaudited interim financial information. Not applicable.

     (18) Letter re change in accounting principles.  Not applicable.

     (19) Report furnished to security holders.  Not applicable.


                                Page 17
     (22) Published report regarding matters submitted to vote of security holders. Not applicable.

     (23) Consents of experts and counsel.  Not applicable.

     (24) Power of attorney.  Not applicable.

     (27) Financial data schedule.

          27.1 Financial data schedule (filed electronically only).

     (99) Additional exhibits.  Not applicable.


     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended April 30, 1998.



































                                Page 18
                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: May 26, 1998                      By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: May 26, 1998                      By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer




























                                Page 19

               INDEX OF EXHIBITS FILED WITH THIS REPORT


10.11 Note Purchase Agreement, dated as of May 5, 1998, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement.

27.1      Financial data schedule (filed electronically only).













































                                Page 20