Form 10-Q
period 1998-07-31
HUGHES SUPPLY INC
filed 1998-09-14
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of August 31, 1998
     $1 Par Value                       23,980,631





                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                        Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          July 31, 1998 and January 30, 1998 ............   3 - 4

          Consolidated Statements of Income for the
          Three Months Ended July 31, 1998 and 1997 .....   5

          Consolidated Statements of Income for the
          Six Months Ended July 31, 1998 and 1997 .......   6

          Consolidated Statements of Cash Flows for the
          Six Months Ended July 31, 1998 and 1997 .......   7

          Notes to Consolidated Financial Statements ....   8 - 10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations .................................   11 - 17


Part II.  Other Information


Item 2.   Changes in Securities and Use of Proceeds .....   18

Item 4.   Submission of Matters to a Vote of Security
          Holders .......................................   18

Item 6.   Exhibits and Reports on Form 8-K ..............   19 - 23

          Signatures ....................................   24

          Index of Exhibits Filed with This Report ......   25







                                Page 2

                          HUGHES SUPPLY, INC.

                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)

                                              July 31,     January 30,
                                                1998          1998
                                             ----------    ----------

ASSETS
Current Assets:
  Cash and cash equivalents                  $    9,875    $    8,204
  Accounts receivable, less allowance for
    losses of $6,761 and $3,522                 369,962       293,837
  Inventories                                   372,655       353,846
  Deferred income taxes                           9,412         9,708
  Other current assets                           23,260        18,625
                                             ----------    ----------
      Total current assets                      785,164       684,220

Property and Equipment, Net                     115,742       108,068
Excess of Cost over Net Assets Acquired         156,188       153,775
Deferred Income Taxes                                 -         3,438
Other Assets                                     16,531        16,241
                                             ----------    ----------
                                             $1,073,625    $  965,742
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


















                                Page 3
                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                              July 31,     January 30,
                                                1998          1998
                                             ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt          $      185    $      674
  Accounts payable                              183,623       156,209
  Accrued compensation and benefits              19,773        21,272
  Other current liabilities                      28,400        19,959
                                             ----------    ----------
      Total current liabilities                 231,981       198,114

Long-Term Debt                                  381,955       343,197
Other Noncurrent Liabilities                      3,381         2,662
                                             ----------    ----------
      Total liabilities                         617,317       543,973
                                             ----------    ----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-23,980,631 and
    23,437,039 shares issued                     23,981        23,437
  Capital in excess of par value                216,636       202,210
  Retained earnings                             216,900       197,364
  Unearned compensation related to
    outstanding restricted stock                 (1,209)       (1,242)
                                             ----------    ----------
      Total shareholders' equity                456,308       421,769
                                             ----------    ----------
                                             $1,073,625    $  965,742
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.











                                Page 4
                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                           Three months ended July 31,
                                                1998          1997
                                             ----------    ----------

Net Sales                                    $  674,550    $  493,801
Cost of Sales                                   525,709       385,519
                                             ----------    ----------
Gross Profit                                    148,841       108,282
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           106,015        77,781
  Depreciation and amortization                   5,396         4,495
  Provision for doubtful accounts                   756           323
                                             ----------    ----------
      Total operating expenses                  112,167        82,599
                                             ----------    ----------
Operating Income                                 36,674        25,683
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       1,703         1,296
  Interest expense                               (6,353)       (4,802)
                                             ----------    ----------
                                                 (4,650)       (3,506)
                                             ----------    ----------
Income Before Income Taxes                       32,024        22,177
Income Taxes                                     12,251         8,048
                                             ----------    ----------
Net Income                                   $   19,773    $   14,129
                                             ==========    ==========
Earnings Per Share:
  Basic                                      $      .83    $      .72
                                             ==========    ==========
  Diluted                                    $      .82    $      .71
                                             ==========    ==========
Average Shares Outstanding:
  Basic                                          23,925        19,577
                                             ==========    ==========
  Diluted                                        24,180        19,952
                                             ==========    ==========
Dividends Per Share                          $     .080    $     .075
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                             Six months ended July 31,
                                                1998          1997
                                             ----------    ----------

Net Sales                                    $1,276,581    $  942,643
Cost of Sales                                   998,463       737,305
                                             ----------    ----------
Gross Profit                                    278,118       205,338
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           205,604       152,193
  Depreciation and amortization                  11,109         9,199
  Provision for doubtful accounts                 1,326           816
                                             ----------    ----------
      Total operating expenses                  218,039       162,208
                                             ----------    ----------
Operating Income                                 60,079        43,130
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       3,229         2,576
  Interest expense                              (12,609)       (9,104)
                                             ----------    ----------
                                                 (9,380)       (6,528)
                                             ----------    ----------
Income Before Income Taxes                       50,699        36,602
Income Taxes                                     19,323        13,172
                                             ----------    ----------
Net Income                                   $   31,376    $   23,430
                                             ==========    ==========
Earnings Per Share:
  Basic                                      $     1.32    $     1.21
                                             ==========    ==========
  Diluted                                    $     1.31    $     1.18
                                             ==========    ==========
Average Shares Outstanding:
  Basic                                          23,765        19,419
                                             ==========    ==========
  Diluted                                        24,028        19,844
                                             ==========    ==========
Dividends Per Share                          $     .160    $     .148
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                             Six months ended July 31,
                                                1998          1997
                                             ----------    ----------

Cash Flows from Operating Activities:
  Net income                                 $   31,376    $   23,430
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization              11,109         9,199
      Provision for doubtful accounts             1,326           816
      Other, net                                   (275)         (302)
  Changes in assets and liabilities, net
    of effects of business acquisitions:
      (Increase) in accounts receivable         (70,953)      (49,200)
      (Increase) in inventories                 (11,215)      (12,457)
      (Increase) decrease in other
        current assets                           (4,380)          604
      (Increase) in other assets                 (4,415)       (4,251)
      Increase in accounts payable and
        accrued expenses                         24,345        22,637
      Increase in accrued interest and
        income taxes                              3,440         3,880
      Increase in other noncurrent
        liabilities                                 719           281
      (Increase) decrease in deferred
        income taxes                              2,014        (1,094)
                                             ----------    ----------
          Net cash used in operating
            activities                          (16,909)       (6,457)
                                             ----------    ----------
Cash Flows from Investing Activities:
  Capital expenditures                          (11,985)      (15,902)
  Proceeds from sale of
    property and equipment                        5,782           253
  Business acquisitions, net of cash               (627)      (10,168)
                                             ----------    ----------
          Net cash used in investing
            activities                           (6,830)      (25,817)
                                             ----------    ----------
Cash Flows from Financing Activities:
  Net borrowings (payments) under
    short-term debt arrangements                (10,051)       45,259
  Principal payments on:
    Long-term notes                              (9,509)       (4,831)
    Capital lease obligations                      (291)         (462)
  Proceeds from issuance of long-term debt       50,000             -
  Proceeds from stock options exercised             301           651
  Purchase of common shares                        (175)         (195)
  Dividends paid                                 (4,865)       (3,712)
                                             ----------    ----------
          Net cash provided by financing
            activities                           25,410        36,710
                                             ----------    ----------
Net Increase in Cash and Cash Equivalents         1,671         4,436
Cash and Cash Equivalents:
  Beginning of period                             8,204         6,619
                                             ----------    ----------
  End of period                              $    9,875    $   11,055
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 1998, the results of operations for the three and six months ended July 31, 1998 and 1997, and cash flows for the six months then ended. The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the full year. Prior period financial statements have been restated to include the accounts of Winn-Lange Electric, Inc. ("Winn-Lange") acquired and accounted for as a pooling of interests (see Note 2).

     The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three months ended July 31, 1998 and 1997 each contained 13 weeks and the six months ended July 31, 1998 and 1997 each contained 26 weeks.

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

     The weighted-average number of shares used in calculating basic earnings per share were 23,925,000 and 19,577,000 for the three months ended July 31, 1998 and 1997, respectively, and 23,765,000 and 19,419,000 for the six months ended July 31, 1998 and 1997, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 255,000 and 375,000 for the three months ended July 31, 1998 and 1997, respectively, and 263,000 and 425,000 for the six months ended July 31, 1998 and 1997, respectively.

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of this standard had no impact on the Company's financial reporting.

     In the second quarter ended July 31, 1998, the Company changed the format of its statements of cash flows from the direct method to the indirect method for purposes of reporting cash flows from operating activities. Accordingly, the statement of cash flows for the six months ended July 31, 1997 contains certain reclassifications which were made to conform to the July 31, 1998 financial statement format.

2. On June 30, 1998, the Company exchanged 936,904 shares of the Company's common stock for all of the common stock of Winn-Lange. Winn-Lange is a wholesale distributor of electrical supplies and equipment with three branches in Texas. Winn-Lange was a Subchapter S corporation for federal income tax purposes and accordingly, did not pay U.S. federal income taxes. Winn-Lange will be included in the Company's U.S. federal income tax return commencing June 30, 1998.

     The above transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Winn-Lange. Winn-Lange's fiscal year end has been changed to the last Friday in January to conform to the Company's fiscal year end.

     Net sales and net income of the separate companies for the periods preceding the Winn-Lange merger were as follows:

                                                           Unaudited
                                                           Pro Forma
                                     Net         Net          Net
                                    Sales       Income      Income
                                  ---------    --------    ---------

     Three months ended
       April 30, 1998
         Hughes, as previously
           reported               $ 582,042    $ 10,746    $  10,746
         Winn-Lange                  19,989         857          537
                                  ---------    --------    ---------
         Combined                 $ 602,031    $ 11,603    $  11,283
                                  =========    ========    =========

     Six months ended
       July 31, 1997
         Hughes, as previously
           reported               $ 912,686    $ 22,226    $  21,370
         Winn-Lange                  29,957       1,204          830
                                  ---------    --------    ---------
         Combined                 $ 942,643    $ 23,430    $  22,200
                                  =========    ========    =========

     Unaudited pro forma net income reflects adjustments to net income to record an estimated provision for income taxes for each period presented assuming Winn-Lange was a tax paying entity. Additionally, in fiscal 1998, the Company merged with Chad Supply, Inc. ("Chad"), also a Subchapter S corporation. As a Subchapter S corporation, Chad did not pay U.S. federal income taxes in periods prior to the merger. Chad was included in the Company's U.S. federal income tax return effective with their merger with the Company on January 30, 1998. For purposes of calculating unaudited pro forma net income, Chad was also assumed to be a tax paying entity.

     During the six months ended July 31, 1998, the Company acquired three wholesale distributors of materials to the construction industry that were accounted for as purchases or immaterial poolings. These acquisitions, individually or in the aggregate, did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

3. On May 5, 1998, the Company issued $50,000 of senior notes due 2013 in a private placement. The senior notes bear interest at 6.74% and will be payable in 21 equal semi-annual payments beginning in 2003. Proceeds received by the Company from the sale of the senior notes were used to reduce indebtedness outstanding under the Company's revolving credit facility and line of credit agreement (the "credit agreement").

4.   Subsequent events:

     On August 19, 1998 the Company's Board of Directors increased the regular quarterly cash dividend from $.08 per share to $.085 per share effective for the third quarter dividend which will be payable on November 20, 1998 to shareholders of record on November 6, 1998.

                          HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of July 31, 1998, and the results of operations for the three and six months then ended.

As described in Note 2 of the Notes to Consolidated Financial Statements, on June 30, 1998 the Company entered into a business combination with Winn-Lange which was accounted for as a pooling of interests. Accordingly, all financial data in Management's Discussion and Analysis of Financial Condition and Results of Operations is reported as though the companies have always been one entity.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, including, but not limited to certain statements made regarding the Year 2000 Issue (as defined below), constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained herein and in the Company's Form 10-K for the fiscal year ended January 30, 1998.

Material Changes in Results of Operations

Net Sales

Net sales were $675 million for the quarter ended July 31, 1998, a 37% increase over the prior year's second quarter. Net sales for the six months were $1.28 billion, which was 35% ahead of the same period in the prior year. Same-store sales increased 8% and 7% for the three and six months ended July 31, 1998, respectively. The remaining increases in net sales for the three and six month periods are attributable to newly-opened and acquired wholesale branches.

                                Page 11
Same-store sales for the quarter were favorably impacted by the warm and dry weather experienced in regions served by the Company's air conditioning and pool supply product groups. This was in contrast to the mild and wet weather that slowed sales for these product groups in last year's second quarter.

Gross Profit

Gross profit and gross margin for the three and six months ended July 31, 1998 and 1997 were as follows (dollars in thousands):

                                         1998                        1997
                                ---------------------       ---------------------             Variance
                                  Gross        Gross          Gross        Gross              --------
                                  Profit       Margin         Profit       Margin        Amount        %
                                ---------      ------       ---------      ------       --------     -----
         Three months ended     $ 148,841      22.1%        $ 108,282      21.9%        $ 40,559     37.5%
         Six months ended       $ 278,118      21.8%        $ 205,338      21.8%        $ 72,780     35.4%

During the three and six months ended July 31, 1998, the Company experienced weaker stainless steel pricing in its industrial pipe, plate, valves and fittings product group related to declining stainless steel prices in Asian markets, currency fluctuations and the resulting impact of these factors on domestic stainless steel pricing. This decline was partially offset by an overall increase in gross margin in the Company's other product groups which primarily resulted from expansion of product offerings to lines with better margins, efficiencies created with central distribution centers and enhanced purchasing power. Enhanced purchasing power is attributable to increased volume and concentration of supply sources as part of the Company's preferred vendor program.

Operating Expenses

Operating expenses for the three and six months ended July 31, 1998 and 1997 were as follows (dollars in thousands):

                                         1998                        1997
                                ----------------------      ----------------------            Variance
                                               % of                        % of               --------
                                  Amount     Net Sales        Amount     Net Sales       Amount        %
                                ---------    ---------      ---------    ---------      --------     -----
         Three months ended     $ 112,167      16.6%        $  82,599      16.7%        $ 29,568     35.8%
         Six months ended       $ 218,039      17.1%        $ 162,208      17.2%        $ 55,831     34.4%

Approximately 28 and 27 percentage points of the 35.8% and 34.4% increases in operating expenses for the three and six months ended July 31, 1998, respectively, is attributable to newly-opened wholesale branches and recent acquisitions. The remainder of the increase is primarily due to personnel and transportation costs associated with same-store sales growth.








                                Page 12
Non-Operating Income and Expenses

Interest and other income increased $.4 million and $.7 million for the three and six months ended July 31, 1998 over the prior year periods. The increases are primarily the result of higher levels of accounts receivable and the related collection of service charge income on delinquent accounts receivable.

Interest expense was $6.4 million and $12.6 million for the three and six months ended July 31, 1998 compared to $4.8 million and $9.1 million for the three and six months ended July 31, 1997, respectively. The increases are primarily the result of higher borrowing levels, partially offset by lower interest rates. Expansion through business acquisitions has been partially funded by debt financing.

Income Taxes

The effective tax rates for the three and six months ended July 31, 1998 and 1997 were as follows:

                                    1998           1997

     Three months ended             38.3%          36.3%
     Six months ended               38.1%          36.0%

Prior to the mergers with Chad Supply, Inc. ("Chad") on January 30, 1998 and with Winn-Lange on June 30, 1998, these entities were Subchapter S corporations and, therefore, not subject to corporate income tax. Each entity's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective rate is higher for the three and six months ended July 31, 1998 compared to the prior year periods. The Company's effective tax rate for the three and six months ended July 31, 1997 would have been approximately 39.4%, assuming Chad and Winn-Lange were tax paying entities. The Company's effective tax rate for the three and six months ended July 31, 1998 would have been approximately 40.0% and 39.8%, respectively, assuming Winn-Lange was a tax paying entity.

Net Income

Net income for the second quarter increased 40% to $19.8 million.
Diluted earnings per share for the second quarter were $.82 compared to $.71 in the prior year, a 15% increase with 21% more average shares outstanding.

For the six months ended July 31, 1998, net income reached $31.4 million, a 34% increase over the six months ended July 31, 1997. Diluted earnings per share for the six months ended July 31, 1998 and 1997 were $1.31 and $1.18, respectively. This increase of 11% was on 21% more average shares outstanding.




                                Page 13
These improved results reflect operating leverage that has been achieved through the Company's acquisition program and the resulting purchasing and administrative synergies, as well as through internal growth. Operating margins (operating income as a percentage of net sales) have improved to 5.4% and 4.7% for the three and six months ended July 31, 1998, compared to 5.2% and 4.6% for the three and six months ended July 31, 1997, respectively.

Liquidity and Capital Resources

Working capital at July 31, 1998 totaled $553 million compared to $486 million at January 30, 1998. The working capital ratio was 3.4 to 1 and
3.5 to 1 as of July 31, 1998 and January 30, 1998, respectively. The Company typically becomes more leveraged in expansionary periods.
Consequently, higher levels of inventories and receivables, trade payables and debt are required to support the growth.

Net cash used in operations was $16.9 million for the six months ended July 31, 1998 compared to $6.5 million for the six months ended July 31, 1997. This change is primarily due to an increase in accounts receivable resulting from the Company's growth.

Expenditures for property and equipment were $12.0 million for the six months ended July 31, 1998 compared to $15.9 million for the six months ended July 31, 1997. This decrease of $3.9 million is primarily due to higher levels of expenditures for computer and communications hardware and related software during the six months ended July 31, 1997. Capital expenditures for property and equipment, not including amounts for business acquisitions, are expected to be approximately $24 million for fiscal year 1999.

Proceeds from the sale of property and equipment were $5.8 million for the six months ended July 31, 1998 compared to $.3 million for the six months ended July 31, 1997. This increase is primarily due to the sale and subsequent lease-back of certain computer hardware during the six months ended July 31, 1998, which generated proceeds of $5.4 million.

Cash payments for business acquisitions accounted for as purchases totaled $.6 million for the six months ended July 31, 1998. In addition, the Company issued approximately 189,000 shares of its common stock valued at approximately $6.7 million for such purchases.

Principal reductions on long-term debt were $9.5 million for the six months ended July 31, 1998 compared to $4.8 million for the same period in the prior year. These amounts are primarily attributable to the repayment of debt assumed as a result of certain business acquisitions. Dividend payments were $4.9 million and $3.7 million during the six months ended July 31, 1998 and 1997, respectively.





                                Page 14
As discussed in Note 3 of the Notes to Consolidated Financial
Statements, in May 1998 the Company issued $50 million of 6.74% senior notes due 2013 in a private placement. The proceeds of this private placement were used to reduce indebtedness outstanding under the Company's credit agreement.

Management believes that the Company has sufficient borrowing capacity, with approximately $32 million available under its existing credit facilities (subject to borrowing limitations under long-term debt covenants) as of July 31, 1998, to fund ongoing operating requirements and anticipated capital expenditures. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. As the century date change occurs, these programs may recognize the year 2000 as 1900, or not at all. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue").

The Company has developed plans to address its possible exposures related to the impact of the Year 2000 Issue on each of its internal systems and those of third parties. These plans are expected to be implemented primarily with the use of internal personnel.

The Company's internal systems consist of its central operating and accounting systems, which handle the majority of its business transactions, and other remote operating systems, which have resulted from the Company's acquisition program. Plans to address the Year 2000 Issue with respect to the Company's internal systems include an assessment phase, a remediation phase and a testing phase.

The Company has completed an assessment of its central operating and accounting systems. This assessment has resulted in the identification of certain modifications which were necessary to bring these systems into year 2000 compliance. These modifications have been made and are in the final testing phase. Final testing, along with any further remediation efforts necessary to ensure year 2000 compliance, is scheduled for completion in fiscal 1999. Based on the results of initial testing, with respect to these two systems, the Company does not anticipate that the Year 2000 Issue will materially impact its operations or operating results.









                                Page 15
An assessment of the Company's 18 remote operating systems in place as of July 31, 1998 is also complete. These systems are not year 2000 compliant. All such systems are, however, expected to be converted to the Company's central operating and accounting systems or to be modified to ensure year 2000 compliance using vendor-supplied software. The remediation and testing phases for the remote operating systems currently in place are expected to be completed by July 31, 1999. As additional remote operating systems are added as a result of the Company's acquisition program, they will be assessed, remediated and tested to the extent that is necessary to ensure year 2000 compliance.

Management believes that total pretax costs incurred to date in connection with the Year 2000 Issue have not materially impacted the Company's operating results. Future total pretax costs are estimated to be approximately $2 million through March 2000. This estimate excludes the costs of converting remote operating systems to the Company's central operating and accounting systems, because such costs are not expected to be material or the conversion is scheduled to be performed as part of the Company's normal integration activities. Approximately $1 million of the estimated total pretax costs of $2 million are personnel and other expenses related to the Company's Year 2000 Project Team, which is expected to remain intact through the turn of the century. The remaining estimated cost of $1 million is expected to be incurred primarily in connection with the remediation and testing of the Company's remote operating systems.

The Company believes its planning efforts are adequate to address the Year 2000 Issue and that its greatest risks in this area are primarily those that it cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of any of these entities to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of materials, disruptions in its customers' ability to conduct business and interruptions to the Company's daily operations. Management believes that its exposure to third party risk may be minimized to some extent because it does not rely significantly on any one supplier or customer. There can be no guarantee, however, that the systems of other third parties on which the Company's systems and operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.













                                Page 16
The Company is in the preliminary stages of contacting its major suppliers, customers and service providers regarding their Year 2000 Issues and therefore does not currently have adequate information to assess the risk of these entities not being able to provide goods and services to the Company. However, because the Company believes this area is among its greatest risks, as information is received and evaluated, contingency plans will be established, as the Company deems necessary, to safeguard its ongoing operations. Such contingency plans would include identifying alternative suppliers or service providers, stockpiling certain inventories if alternative sources of supply are not available, evaluating the impact and credit worthiness of non-compliant customers and the addition of lending capacity if deemed necessary to finance higher levels of working capital on an interim basis.








































                                Page 17
                          HUGHES SUPPLY, INC.

                      PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     (c) On June 30, 1998, the Company issued 936,904 shares of common stock in connection with the merger of Winn-Lange Electric, Inc. The issuance of these shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) thereunder for transactions not involving a public offering.


Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 20, 1998. At the Annual Meeting, holders of 17,387,686 shares of the Company's common stock were present in person or by proxy. At the Annual Meeting, Messrs. John D. Baker II and A. Stewart Hall, Jr. were elected directors of the Company to hold office until the 2001 Annual Meeting and until the election and qualification of their respective successors or until the earlier of their death, resignation or removal. The tabulation of the votes present in person or by proxy at the Annual Meeting with respect to each nominee for office are as follows:

                                                  Authority
                                   For            Withheld


John D. Baker II               17,323,224           64,462
A. Stewart Hall, Jr.           17,334,827           52,859

Messrs. David H. Hughes, John B. Ellis, Vincent S. Hughes, Robert N. Blackford and H. Corbin Day each continued their term of office as a director of the Company after the Annual Meeting.
















                                Page 18
Item 6.   Exhibits and Reports on Form 8-K

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

          4.2 Rights Agreement dated as of May 20, 1998 between Hughes Supply, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 99.2 to Form 8-A dated May 22, 1998 (Commission File No. 001-08772).

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





                                Page 19
               (b) Leases effective March 31, 1988, incorporated by reference to Exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989 (Commission File No. 0-5235).

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





                                Page 20
          10.2 Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996 incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

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



                                Page 21
          10.9 Hughes Supply, Inc. 1997 Executive Stock Plan (the "Plan") incorporated by reference to the description of the Plan set forth under Exhibit A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997 (Commission File No. 001-08772).

         10.10 Note Purchase Agreement, dated as of May 29, 1996, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

         10.11 Note Purchase Agreement, dated as of May 5, 1998, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended April 30, 1998 (Commission File No. 001-08772).

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

     (99) Additional exhibits.  Not applicable.





                                Page 22
     (b)  Reports on Form 8-K

          During the quarter ended July 31, 1998, the Company filed a Current Report on Form 8-K dated May 20, 1998, which reported under Item 5 (Other Events) that the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of common stock, par value $1.00 per share, of the Company.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: September 9, 1998                 By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: September 9, 1998                 By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

               INDEX OF EXHIBITS FILED WITH THIS REPORT


27.1      Financial data schedule (filed electronically only).

27.2      Restated financial data schedule (filed electronically only).

27.3      Restated financial data schedule (filed electronically only).