Form 10-Q
period 1998-10-31
HUGHES SUPPLY INC
filed 1998-12-15
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of November 30, 1998
     $1 Par Value                       24,113,963





                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                        Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          October 31, 1998 and January 30, 1998 .........   3 - 4

          Consolidated Statements of Income for the
          Three Months Ended October 31, 1998 and 1997 ..   5

          Consolidated Statements of Income for the
          Nine Months Ended October 31, 1998 and 1997 ....  6

          Consolidated Statements of Cash Flows for the
          Nine Months Ended October 31, 1998 and 1997 ....  7

          Notes to Consolidated Financial Statements ....   8 - 9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations .................................   10 - 16


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K ..............   17 - 21

          Signatures ....................................   22

          Index of Exhibits Filed with This Report ......   23












                                Page 2

                          HUGHES SUPPLY, INC.

                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)

                                             October 31,   January 30,
                                                1998          1998
                                             ----------    ----------

ASSETS
Current Assets:
  Cash and cash equivalents                  $    8,013    $    8,204
  Accounts receivable, less allowance for
    losses of $7,811 and $3,522                 372,164       293,837
  Inventories                                   382,235       353,846
  Deferred income taxes                          10,377         9,708
  Other current assets                           28,514        18,625
                                             ----------    ----------
      Total current assets                      801,303       684,220

Property and Equipment, Net                     121,707       108,068
Excess of Cost over Net Assets Acquired         160,253       153,775
Deferred Income Taxes                                 -         3,438
Other Assets                                     16,267        16,241
                                             ----------    ----------
                                             $1,099,530    $  965,742
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


















                                Page 3
                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                             October 31,   January 30,
                                                1998          1998
                                             ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt          $      185    $      674
  Accounts payable                              171,705       156,209
  Accrued compensation and benefits              27,693        21,272
  Other current liabilities                      32,858        19,959
                                             ----------    ----------
      Total current liabilities                 232,441       198,114

Long-Term Debt                                  386,963       343,197
Other Noncurrent Liabilities                      6,314         2,662
                                             ----------    ----------
      Total liabilities                         625,718       543,973
                                             ----------    ----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-24,070,963 and
    23,437,039 shares issued                     24,071        23,437
  Capital in excess of par value                216,864       202,210
  Retained earnings                             234,050       197,364
  Unearned compensation related to
    outstanding restricted stock                 (1,173)       (1,242)
                                             ----------    ----------
      Total shareholders' equity                473,812       421,769
                                             ----------    ----------
                                             $1,099,530    $  965,742
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.











                                Page 4
                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                        Three months ended October 31,
                                                1998          1997
                                             ----------    ----------

Net Sales                                    $  659,045    $  525,838
Cost of Sales                                   512,406       410,544
                                             ----------    ----------
Gross Profit                                    146,639       115,294
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           104,012        82,711
  Depreciation and amortization                   5,810         4,770
  Provision for doubtful accounts                   562           592
                                             ----------    ----------
      Total operating expenses                  110,384        88,073
                                             ----------    ----------
Operating Income                                 36,255        27,221
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       1,518         1,366
  Interest expense                               (6,341)       (5,293)
                                             ----------    ----------
                                                 (4,823)       (3,927)
                                             ----------    ----------
Income Before Income Taxes                       31,432        23,294
Income Taxes                                     12,282         8,625
                                             ----------    ----------
Net Income                                   $   19,150    $   14,669
                                             ==========    ==========
Earnings Per Share:
  Basic                                      $      .80    $      .72
                                             ==========    ==========
  Diluted                                    $      .79    $      .71
                                             ==========    ==========
Average Shares Outstanding:
  Basic                                          23,989        20,318
                                             ==========    ==========
  Diluted                                        24,204        20,647
                                             ==========    ==========
Dividends Per Share                          $     .085    $     .080
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                         Nine months ended October 31,
                                                1998          1997
                                             ----------    ----------

Net Sales                                    $1,935,626    $1,468,481
Cost of Sales                                 1,510,869     1,147,849
                                             ----------    ----------
Gross Profit                                    424,757       320,632
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           309,616       234,904
  Depreciation and amortization                  16,919        13,969
  Provision for doubtful accounts                 1,888         1,408
                                             ----------    ----------
      Total operating expenses                  328,423       250,281
                                             ----------    ----------
Operating Income                                 96,334        70,351
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       4,747         3,942
  Interest expense                              (18,950)      (14,397)
                                             ----------    ----------
                                                (14,203)      (10,455)
                                             ----------    ----------
Income Before Income Taxes                       82,131        59,896
Income Taxes                                     31,605        21,797
                                             ----------    ----------
Net Income                                   $   50,526    $   38,099
                                             ==========    ==========
Earnings Per Share:
  Basic                                      $     2.12    $     1.93
                                             ==========    ==========
  Diluted                                    $     2.10    $     1.89
                                             ==========    ==========
Average Shares Outstanding:
  Basic                                          23,840        19,722
                                             ==========    ==========
  Diluted                                        24,085        20,113
                                             ==========    ==========
Dividends Per Share                          $     .245    $     .228
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                      Nine months ended October 31,
                                                1998          1997
                                             ----------    ----------

Cash Flows from Operating Activities:
  Net income                                 $   50,526    $   38,099
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization              16,919        13,969
      Provision for doubtful accounts             1,888         1,408
      Other, net                                   (249)         (382)
  Changes in assets and liabilities, net
    of effects of business acquisitions:
      (Increase) in accounts receivable         (69,053)      (67,278)
      (Increase) in inventories                 (18,327)      (10,489)
      (Increase) in other current assets         (9,589)       (3,116)
      (Increase) in other assets                 (3,809)       (6,320)
      Increase in accounts payable and
        accrued liabilities                      17,258        29,067
      Increase in accrued interest and
        income taxes                              7,573         5,918
      Increase in other noncurrent
        liabilities                               3,652           413
      Decrease in deferred income taxes           1,049         1,575
                                             ----------    ----------
          Net cash (used in) provided by
            operating activities                 (2,162)        2,864
                                             ----------    ----------
Cash Flows from Investing Activities:
  Capital expenditures                          (20,753)      (22,685)
  Proceeds from sale of
    property and equipment                        6,216           429
  Business acquisitions, net of cash             (9,507)      (16,220)
                                             ----------    ----------
          Net cash (used in) investing
            activities                          (24,044)      (38,476)
                                             ----------    ----------
Cash Flows from Financing Activities:
  Net payments under short-term
    debt arrangements                            (5,145)      (24,777)
  Principal payments on long-term debt          (12,183)      (11,505)
  Proceeds from issuance of long-term debt       50,000        80,000
  Proceeds from stock options exercised             327           891
  Purchase of common shares                        (201)         (285)
  Dividends paid                                 (6,783)       (3,976)
                                             ----------    ----------
          Net cash provided by financing
            activities                           26,015        40,348
                                             ----------    ----------
Net (Decrease) Increase in Cash and
  Cash Equivalents                                 (191)        4,736
Cash and Cash Equivalents:
  Beginning of period                             8,204         6,619
                                             ----------    ----------
  End of period                              $    8,013    $   11,355
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of October 31, 1998, the results of operations for the three and nine months ended October 31, 1998 and 1997, and cash flows for the nine months then ended. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the full year. Prior period financial statements have been restated to include the accounts of Winn-Lange Electric, Inc. ("Winn-Lange") acquired and accounted for as a pooling of interests (see Note 2).

     The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three months ended October 31, 1998 and 1997 each contained 13 weeks and the nine months ended October 31, 1998 and 1997 each contained 39 weeks.

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

     The weighted-average number of shares used in calculating basic earnings per share were 23,989,000 and 20,318,000 for the three months ended October 31, 1998 and 1997, respectively, and 23,840,000 and 19,722,000 for the nine months ended October 31, 1998 and 1997, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 215,000 and 329,000 for the three months ended October 31, 1998 and 1997, respectively, and 245,000 and 391,000 for the nine months ended October 31, 1998 and 1997, respectively.

     Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of this standard had no impact on the Company's financial reporting.

     In the second quarter ended July 31, 1998, the Company changed the format of its statements of cash flows from the direct method to the indirect method for purposes of reporting cash flows from operating activities. Accordingly, the statement of cash flows for the nine months ended October 31, 1997 contains certain reclassifications which were made to conform to the October 31, 1998 financial statement format.

2. On June 30, 1998, the Company exchanged 936,904 shares of the Company's common stock for all of the common stock of Winn-Lange. Winn-Lange is a wholesale distributor of electrical supplies and equipment with three branches in Texas. Winn-Lange was a Subchapter S corporation for federal income tax purposes and, accordingly, did not pay U.S. federal income taxes. Winn-Lange will be included in the Company's U.S. federal income tax return commencing June 30, 1998.

     The above transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Winn-Lange. Winn-Lange's fiscal year end has been changed to the last Friday in January to conform to the Company's fiscal year end.

     During the nine months ended October 31, 1998, the Company acquired five wholesale distributors of materials to the construction industry that were accounted for as purchases or immaterial poolings. These acquisitions, individually or in the aggregate, did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

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

     On September 30, 1998, the Company executed a new $25,000 line of credit for short-term borrowing. There were no amounts outstanding under this line of credit as of October 31, 1998.

4.   Subsequent events:

     On November 11, 1998, the Company entered into an unsecured $50,000 Bridge Credit Agreement with two banks. The Bridge Credit
     Agreement matures on January 31, 1999 and provides for interest at London Interbank Offered Rates (LIBOR) plus an applicable margin.

                          HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of October 31, 1998, and the results of operations for the three and nine months then ended.

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

Material Changes in Results of Operations

Net Sales

Net sales were $659 million for the quarter ended October 31, 1998, a 25% increase over the prior year's third quarter. Net sales for the nine months were $1.94 billion, which was 32% ahead of the same period in the prior year. Same-store sales increased 4% and 6% for the three and nine months ended October 31, 1998, respectively. The remaining increases in net sales for the three and nine month periods are attributable to branches opened and acquired after February 1, 1997.

                                Page 10
The same-store sales increases for the three and nine months ended October 31, 1998 are primarily attributable to (i) continued growth in construction markets and (ii) the favorable impact of warm and dry weather conditions experienced in certain regions served by the Company's air conditioning and pool supply product groups. These increases were partially offset, however, by the impact of declining prices in certain commodity items.

Gross Profit

Gross profit and gross margin for the three and nine months ended
October 31, 1998 and 1997 were as follows (dollars in thousands):

                                        1998                       1997
                                --------------------       --------------------            Variance
                                  Gross       Gross          Gross       Gross        ------------------
                                  Profit      Margin         Profit      Margin        Amount        %
                                ---------     ------       ---------     ------       --------     -----
         Three months ended     $ 146,639     22.3%        $ 115,294     21.9%        $ 31,345     27.2%
         Nine months ended      $ 424,757     21.9%        $ 320,632     21.8%        $104,125     32.5%

The improvement in gross margins has resulted from several factors, including the Company's overall expansion of higher-margin products resulting primarily from its acquisition program, efficiencies created with central distribution centers and enhanced purchasing power. Enhanced purchasing power is attributable to increased volume and concentration of supply sources as part of the Company's preferred vendor program. The gross margin increases for the three and nine months ended October 31, 1998 were partially offset by deflationary pressures on certain of the Company's commodity-priced products, including stainless steel, copper, aluminum and plastic.

Operating Expenses

Operating expenses for the three and nine months ended October 31, 1998 and 1997 were as follows (dollars in thousands):

                                        1998                       1997
                                --------------------       --------------------            Variance
                                             % of                       % of          ------------------
                                  Amount   Net Sales         Amount   Net Sales        Amount        %
                                ---------  ---------       ---------  ---------       --------     -----
         Three months ended     $ 110,384     16.7%        $  88,073     16.7%        $ 22,311     25.3%
         Nine months ended      $ 328,423     17.0%        $ 250,281     17.0%        $ 78,142     31.2%

Approximately 22 and 25 percentage points of the 25.3% and 31.2% increases in operating expenses for the three and nine months ended October 31, 1998, respectively, are attributable to branches opened and acquired after February 1, 1997. The remainder of the increase is primarily due to personnel and transportation costs associated with same-store sales growth.








                                Page 11
Non-Operating Income and Expenses

Interest and other income increased $.2 million and $.8 million for the three and nine months ended October 31, 1998 over the prior year periods. The increases are primarily the result of higher levels of accounts receivable and the related collection of service charge income on delinquent accounts receivable.

Interest expense was $6.3 million and $19.0 million for the three and nine months ended October 31, 1998 compared to $5.3 million and $14.4 million for the three and nine months ended October 31, 1997, respectively. The increases are primarily the result of higher borrowing levels, partially offset by lower interest rates. Expansion through business acquisitions has been partially funded by debt financing.

Income Taxes

The effective tax rates for the three and nine months ended October 31, 1998 and 1997 were as follows:

                                    1998           1997

     Three months ended             39.1%          37.0%
     Nine months ended              38.5%          36.4%

Prior to the mergers with Chad Supply, Inc. ("Chad") on January 30, 1998 and with Winn-Lange on June 30, 1998, these entities were Subchapter S corporations and were not subject to corporate income tax. Each entity's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective rate is higher for the three and nine months ended October 31, 1998 compared to the prior year periods. The Company's effective tax rate for the three and nine months ended October 31, 1997 and the nine months ended October 31, 1998 would have been approximately 39.5% assuming Chad and Winn-Lange were tax paying entities.

Net Income

Net income for the third quarter increased 31% to $19.2 million.
Diluted earnings per share for the third quarter were $.79 compared to $.71 in the prior year, an 11% increase with 17% more average shares outstanding.

For the nine months ended October 31, 1998, net income reached $50.5 million, a 33% increase over the nine months ended October 31, 1997. Diluted earnings per share for the nine months ended October 31, 1998 and 1997 were $2.10 and $1.89, respectively. This increase of 11% was on 20% more average shares outstanding.





                                Page 12
These improved results reflect operating leverage that has been achieved through the Company's acquisition program and the resulting purchasing and administrative synergies, as well as through internal growth. Operating margins (operating income as a percentage of net sales) have improved to 5.5% and 5.0% for the three and nine months ended October 31, 1998, compared to 5.2% and 4.8% for the three and nine months ended October 31, 1997, respectively.

Liquidity and Capital Resources

Working capital at October 31, 1998 totaled $569 million compared to $486 million at January 30, 1998. The working capital ratio was 3.4 to 1 and 3.5 to 1 as of October 31, 1998 and January 30, 1998, respectively. The Company typically becomes more leveraged in expansionary periods. Consequently, higher levels of inventories and receivables, trade payables and debt are required to support the growth.

Net cash used in operations was $2.2 million for the nine months ended October 31, 1998 compared net cash provided by operations of $2.9 million for the nine months ended October 31, 1997. This change is primarily due to increases in accounts receivable and inventories resulting from the Company's growth.

Expenditures for property and equipment were $20.8 million for the nine months ended October 31, 1998 compared to $22.7 million for the nine months ended October 31, 1997. This decrease of $1.9 million is primarily due to higher levels of expenditures for computer and communications hardware and related software during the nine months ended October 31, 1997. Capital expenditures for property and equipment, not including amounts for business acquisitions, are expected to be approximately $24 million for fiscal year 1999.

Proceeds from the sale of property and equipment were $6.2 million for the nine months ended October 31, 1998 compared to $.4 million for the nine months ended October 31, 1997. This increase is primarily due to the sale and subsequent lease-back of certain computer hardware during the second quarter ended July 31, 1998, which generated proceeds of $5.4 million.

Cash payments for business acquisitions accounted for as purchases totaled $9.5 million for the nine months ended October 31, 1998. In addition, the Company issued approximately 189,000 shares of its common stock valued at approximately $6.7 million for such purchases.

Principal reductions on long-term debt were $12.2 million for the nine months ended October 31, 1998 compared to $11.5 million for the same period in the prior year. These amounts are primarily attributable to the repayment of debt assumed as a result of certain business acquisitions. Dividend payments were $6.8 million and $4.0 million during the nine months ended October 31, 1998 and 1997, respectively.



                                Page 13
As discussed in Note 3 of the Notes to Consolidated Financial
Statements, in May 1998 the Company issued $50 million of 6.74% senior notes due 2013 in a private placement. The proceeds of this private placement were used to reduce indebtedness outstanding under the Company's credit agreement.

In November 1998, the Company entered into an unsecured $50 million Bridge Credit Agreement with two banks. This facility provides the Company with an interim source of financing pending anticipated future amendments to its existing credit agreement to allow for additional borrowing capacity. Future amendments are expected to increase the Company's existing credit agreement from $180 million to $275 million with an option to increase the capacity to $325 million. The amendments are expected to close in January 1999.

As of October 31, 1998, the Company had approximately $52 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) without giving effect to the $50 million Bridge Credit Agreement discussed above. With this facility and the $50 million Bridge Credit Agreement, management believes that the Company has sufficient borrowing capacity to take advantage of growth and business acquisition opportunities in the near term and has the resources necessary to fund ongoing operating requirements and anticipated capital expenditures. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock.

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







                                Page 14
The Company has completed an assessment of its central operating and accounting systems. This assessment has resulted in the identification of certain modifications which were necessary to bring these systems into year 2000 compliance. These modifications have been made and are in the final testing phase. Final testing, along with any further remediation efforts necessary to ensure year 2000 compliance, is scheduled for completion in fiscal 1999. Based on the results of initial testing, with respect to these two systems, the Company does not anticipate that the Year 2000 Issue will materially impact its operations or operating results.

An assessment of the Company's 18 remote operating systems in place as of July 31, 1998 is also complete. These systems are not year 2000 compliant. All such systems are, however, expected to be converted to the Company's central operating and accounting systems or to be modified to ensure year 2000 compliance using vendor-supplied software. The remediation and testing phases for these remote operating systems are expected to be completed by July 31, 1999. All additional remote operating systems added after July 31, 1998 as a result of the Company's acquisition program will be assessed, remediated and tested to the extent that is necessary to ensure year 2000 compliance.

Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $2 million. Approximately 3% of these costs were incurred through October 31, 1998 and the remaining costs are expected to be incurred through March 2000. The estimate of $2 million excludes costs of converting remote operating systems to the Company's central operating and accounting systems, because such costs are not expected to be material or the conversion is scheduled to be performed as part of the Company's normal integration activities. Approximately $1 million of the estimated total pretax costs of $2 million are personnel and other expenses related to the Company's Year 2000 Project Team, which is expected to remain intact through the turn of the century. The remaining estimated cost of $1 million is expected to be incurred primarily in connection with the remediation and testing of the Company's remote operating systems.

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


                                Page 15
The Company is in the preliminary stages of contacting its major suppliers, customers and service providers regarding their Year 2000 Issues and therefore does not currently have adequate information to assess the risk of these entities not being able to provide goods and services to the Company. However, because the Company believes this area is among its greatest risks, as information is received and evaluated, the Company intends to develop contingency plans, as deemed necessary, to safeguard its ongoing operations. Such contingency plans may include identifying alternative suppliers or service providers, stockpiling certain inventories if alternative sources of supply are not available, evaluating the impact and credit worthiness of non-compliant customers and the addition of lending capacity if deemed necessary to finance higher levels of inventory or working capital on an interim basis.







































                                Page 16
                          HUGHES SUPPLY, INC.

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




                                Page 17
               (b) Leases effective March 31, 1988, incorporated by reference to Exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989 (Commission File No. 0-5235).

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



                                Page 19
          10.9 Hughes Supply, Inc. 1997 Executive Stock Plan (the "Plan") incorporated by reference to the description of the Plan set forth under Exhibit A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997 (Commission File No. 001-08772).

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

         10.12 Bridge Credit Agreement, dated as of November 11, 1998, by and among the Company, SunTrust and First Union. The Bridge Credit Agreement contains a table of contents identifying the contents of Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Exhibit to the Commission upon request.

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

     (99) Additional exhibits.  Not applicable.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended October 31, 1998.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: December 14, 1998                 By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: December 14, 1998                 By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

               INDEX OF EXHIBITS FILED WITH THIS REPORT


10.12 Bridge Credit Agreement, dated as of November 11, 1998, by and among the Company, SunTrust and First Union. The Bridge Credit Agreement contains a table of contents identifying the contents of Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Exhibit to the Commission upon request.

27.1      Financial data schedule (filed electronically only).