Form 10-K405
period 1999-01-29
HUGHES SUPPLY INC
filed 1999-04-29
CIK 49029

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 1999

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

                  Common Stock ($1.00 Par Value)








                             Page 1
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES [X]                       NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $467,435,276 as of April 16, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 23,598,410 shares of Common Stock ($1.00 par value) as of April 16, 1999.

               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Part I  -      Annual Report to Shareholders for the fiscal
                    year ended January 29, 1999 (designated
                    portions).

     Part II -      Annual Report to Shareholders for the fiscal
                    year ended January 29, 1999 (designated
                    portions).

     Part III- Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (designated portions).

     Part IV -      Annual Report to Shareholders for the fiscal
                    year ended January 29, 1999 (designated
                    portions).

                           TABLE OF CONTENTS

                                                                  Page

                                 PART I

Item 1.   Business .............................................    4

Item 2.   Properties ...........................................   14

Item 3.   Legal Proceedings ....................................   14

Item 4.   Submission of Matters to a Vote of Security Holders ..   14

                                 PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ..................................   15

Item 6.   Selected Financial Data ..............................   15

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................   15

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk .................................................   15

Item 8.   Financial Statements and Supplementary Data ..........   16

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..................   16

                                PART III

Item 10.  Directors and Executive Officers of the Registrant ...   17

Item 11.  Executive Compensation ...............................   17

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ...........................................   17

Item 13.  Certain Relationships and Related Transactions .......   17

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K ..........................................   18

          Signatures ...........................................   23

          Index to Consolidated Financial Statements and
          Schedules ............................................   24

          Index of Exhibits Filed with this Report .............   25

                                PART I

ITEM 1.   BUSINESS

GENERAL

     Hughes Supply, Inc. was founded as a general partnership in Orlando, Florida in 1928 and was incorporated as a Florida corporation in 1947. As used throughout this Report, the terms "Company" and "Registrant" shall be deemed to mean Hughes Supply, Inc. and its subsidiaries, except where the context otherwise indicates.

     The Company is one of the largest diversified wholesale distributors of materials, equipment and supplies for the construction and industrial markets, and operates primarily in the southeastern, southwestern and midwestern United States. The Company distributes over 240,000 products through 453 branches located in 29 states, Mexico and Puerto Rico. The Company's principal customers are electrical, plumbing and mechanical contractors, electric utility companies, property management companies, municipalities and industrial companies. Industrial companies include companies in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical and marine industries. Management believes that the Company holds a significant market share in the majority of its local markets.

     The Company focuses on distributing products that leverage its strengths in inventory management, specialized sales forces, distribution expertise, credit management and information technology. The Company distributes nine different product groups which it has classified into three major product categories:

     - Fluid Control Products, consisting of the Company's industrial pipe, plate, valves and fittings, plumbing, water and sewer, and water systems product groups;

     - Electrical Products, consisting of the Company's electrical and electric utilities product groups; and

     - Specialty Products, consisting of the Company's air conditioning and heating, building materials, and pool and spa equipment and supplies product groups.

     The Company employs a specialized and experienced sales force for each of its nine product groups. Management believes that no other company competes against the Company across all of its product groups.

     The Company sells its products to customers in the commercial, residential, infrastructure and industrial markets. In recent years, the Company has focused its internal growth and acquisitions to a greater extent on products used in repair, maintenance, replacement and renovation applications. These products generally offer higher margins and are less dependent on new construction. Management believes that the Company's product, market and geographic diversification helps reduce the impact of economic cycles on its net sales and profitability.

     The Company has established a growth strategy that includes acquisitions and internal growth. Since January 28, 1994, the Company has completed 57 acquisitions representing 239 branches. In this same time period, the Company has also grown internally through increases in comparable branch net sales, 70 new branch openings and the addition of new product groups.

     The Company pursues an active acquisition program to capitalize on the opportunities presented by its industry's substantial size and highly fragmented ownership structure. Management believes that acquisitions generally represent the most cost effective way for the Company to enter new geographic markets. Acquisitions also provide opportunities for the Company to gain market share and to enhance and diversify its product offerings.

INDUSTRY OVERVIEW

     Based on estimates available to the Company, industry sales in the United States of products sold by the Company exceeded $200 billion in 1998, and no wholesale distributor of these products accounted for more than 5% of the total market. As a result of their smaller size, many of the local or regional distributors generally lack the purchasing power of a larger entity, may lack the resources to offer broad product lines and multiple brands, and may not possess sophisticated inventory management and control systems necessary to operate multiple branches efficiently.

     As a result, during the past decade many of the large wholesale distributors, including the Company, have grown considerably through acquisitions. However, many independent distributors are still privately owned, relationship-based companies that emphasize service, delivery and reliability to their customers. Furthermore, a majority of independent distributors focus on a particular size or type of customer and a particular product group. In contrast, the Company services various sizes and types of customers and multiple product groups and diversifies its sales across various types of construction and users of its products. Due to the Company's strong competitive position, its size and its management infrastructure, management believes that the Company is well positioned to continue to benefit from consolidation trends within the wholesale distribution business.

     Unlike do-it-yourself home center retailers, the Company does not market its products to retail consumers. Consequently, the Company differentiates itself with respect to its customer base, breadth of products offered and level of service provided. Management believes that the Company's customers are typically professionals who choose their suppliers primarily on the basis of product availability, price, relationships with sales personnel, and the quality and scope of services offered by such suppliers. Furthermore, professional customers generally buy in large volumes, are repeat buyers because of their involvement in longer-term projects, and require specialized services not typically provided by do-it-yourself home center retailers. The Company provides its customers with credit services, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, technical product services, including blueprint

                                Page 5
take-off and computerized order quotes, and assistance with product returns. Accordingly, the Company has been able to serve customer groups that do-it-yourself home center retailers generally do not emphasize.

ACQUISITION STRATEGY

     The Company's acquisition strategy focuses on acquiring profitable wholesale distribution businesses with strong management teams and well-developed market positions and customer relationships. The Company categorizes its acquisitions as fill-in acquisitions or new-market acquisitions.

     Fill-in acquisitions are generally smaller in size and represent new branches that distribute some of the same product groups as the Company in geographic areas that the Company already services. Since January 28, 1994, the Company has added 45 branches through fill-in acquisitions, and management believes that significant additional fill-in acquisition opportunities are available.

     New-market acquisitions represent the addition of new product groups, primarily within the Company's existing product categories, or the entry into new geographic markets, or both. During the last five fiscal years, the Company has increasingly focused on new-market acquisitions in order to:

     -    add products and product groups with higher gross margins;

     - increase sales to the replacement and industrial markets (which tend to be less cyclical than new construction markets);

     -    achieve greater geographic diversification; and

     - develop additional opportunities for future fill-in acquisitions and new branch openings.

     Since January 30, 1998, the Company has acquired several wholesale distributors, including:

     (i) San Antonio Plumbing Distributors, Inc., significantly increasing the Company's plumbing and water and sewer business in existing geographic markets;

     (ii) Winn-Lange Electric, Inc., significantly increasing the Company's electrical business in new geographic markets;

     (iii) Douglas Leonhardt and Associates, Inc., significantly expanding the Company's offering of fire protection products and services and significantly increasing the Company's water and sewer business in new and existing geographic markets;




                                Page 6
     (iv) Florida Electric Supply, Inc., significantly increasing the Company's electrical and electric utilities business in existing geographic markets;

     (v) Kamen Supply Company, Inc., significantly increasing the Company's plumbing business in new geographic markets; and

     (vi) W.C. Caye and Company, Inc., significantly increasing the Company's building materials business in new geographic markets.

     The following table summarizes the fill-in and new-market acquisitions completed by the Company since January 28, 1994:

                                Type of          Date of           Number of      Location of
Acquisition                   Acquisition      Acquisition         Branches       Operation          Major Product Categories
-----------                   -----------      -----------         --------       -----------        ------------------------
Florida and Georgia           Fill-in          February 1994-           4         FL,GA              Electrical; Fluid Control
branches (1)                                   September 1994

Treaty Distribution           New-market       January 1995            16         IN,OH              Fluid Control; Specialty
Group branches

Olander & Brophy, Inc.        New-market       March 1995               4         OH,PA              Fluid Control; Specialty

Port City Electrical          Fill-in          March 1995               2         GA,SC              Electrical
Supply, Inc.

Elec-Tel Supply               Fill-in          April 1995               1         GA                 Electrical
Company

Various branches (2)          Fill-in          June 1995-               7         AL,FL,KY,NJ,       All
                                               December 1995                      SC,TN,VA

Moore Electric                New-market       August 1995              5         NC,SC              Electrical
Supply, Inc.*

Atlantic Pump &               Fill-in          September 1995           4         FL,PR              Fluid Control; Specialty
Equipment Companies

Florida Pipe &                New-market       December 1995            1         FL                 Fluid Control
Supply Company*

Waldorf Supply, Inc.          Fill-in          February 1996            1         MD                 Fluid Control

West Virginia Water and       New-market       March 1996               2         WV                 Fluid Control
Waste Supply Co., Inc.

Electric Laboratories         New-market       April 1996               3         IL,OH              Electrical
and Sales Corporation*

PVF Holdings, Inc.            New-market       May 1996                16         GA,IL,LA,MO,NC,    Fluid Control
                                                                                  NJ,TN,TX,UT,WA

Gayle Supply                  Fill-in          May 1996                 3         AL                 Fluid Control
Company, Inc.*

R & G Plumbing                Fill-in          May 1996                 2         AL                 Fluid Control
Supply, Inc.

JuNo Industries, Inc.         New-market       September 1996           5         FL,GA              Fluid Control
and J.I. Services
Corporation*



                                  Page 7


                                Type of          Date of           Number of      Location of
Acquisition                   Acquisition      Acquisition         Branches       Operation          Major Product Categories
-----------                   -----------      -----------         --------       -----------        ------------------------
Palm Pool                     New-market       September 1996           2         MI,OH              Fluid Control; Specialty
Products, Inc.*

Coastal Wholesale,            Fill-in          November 1996            1         FL                 Fluid Control; Specialty
Inc.

J & J, Inc.                   New-market       November 1996            2         GA,TX              Fluid Control

Wholesale Electric            New-market       November 1996            2         NC,NY              Electrical
Supply Corporation

Panhandle Pipe &              Fill-in          December 1996            1         WV                 Fluid Control
Supply Co., Inc.*

Sunbelt Supply Company*       New-market       December 1996            9         FL,LA,TX,VA        Fluid Control

Metals, Incorporated,         New-market       January 1997             3         AL,MO,OK           Fluid Control
Stainless Tubular
Products, Inc., and
Metals, Inc. - Gulf
Coast Division*

Dixie Forming &               New-market       February 1997            5         NC,SC,VA           Specialty
Building Specialties
Incorporated

Gulf Pool Equipment           New-market       February 1997            3         GA,OK,TX           Fluid Control; Specialty
Company

Dominion Pipe and Supply      New-market       May 1997                 1         VA                 Fluid Control
Company and Dominion
Pipe Fabricators, Inc.*

Gilleland Concrete            New-market       June 1997                1         GA                 Fluid Control
Products, Inc.

Shrader Holding Co.,          New-market       August 1997              4         AR,TX              Fluid Control
Inc.*

Workman Developments,         New-market       August 1997              1         WV                 Fluid Control
Inc.

Supply One                    Fill-in          September 1997           1         OH                 Fluid Control

Allied Metals, Inc.           New-market       October 1997             1         TX                 Fluid Control

Virginia Water                Fill-in          November 1997            1         VA                 Fluid Control
& Waste Supply
Company, Inc.*

Superior Concrete             Fill-in          December 1997            -         FL                 Specialty
Products

APPCO Process Equipment       New-market       December 1997            1         NC                 Fluid Control
Company

Mountain Country              New-market       January 1998            10         AZ                 Fluid Control; Specialty
Supply, Inc.

International Supply          New-market       January 1998            38         TX                 Fluid Control
Company, Inc. and
affiliated operations

Merex Corporation             New-market       January 1998             2         TX,MX              Fluid Control

Chad Supply, Inc.*            New-market       January 1998            18         AL,FL,GA,KY,LA     All
                                                                                  NC,OH,SC,TN


                                  Page 8


                                Type of          Date of           Number of      Location of
Acquisition                   Acquisition      Acquisition         Branches       Operation          Major Product Categories
-----------                   -----------      -----------         --------       -----------        ------------------------
San Antonio Plumbing          Fill-in          March 1998              14         TX                 Fluid Control
Distributors, Inc.*

United Supply Agencies        New-market       March 1998               1         TX                 All

Winn-Lange                    New-market       June 1998                3         TX                 Electrical
Electric, Inc.*

Windward Supply, Inc.         New-market       August 1998              1         TX                 All

U.S. Fusion, Inc.*            New-market       September 1998           1         LA                 Fluid Control

Douglas Leonhardt and         New-market       October 1998             3         GA,NC,TN           Fluid Control
Associates, Inc.

Municipal and Contractor      New-market       November 1998            4         MD                 Fluid Control
Sales, Inc.

Rainbow Sales Co., Inc.       New-market       December 1998            3         NC,VA              All

Florida Electric              Fill-in          December 1998            1         FL                 Electrical
Supply, Inc.

Kamen Supply                  New-market       January 1999            10         CO,KS              Fluid Control
Company, Inc.

American Industrial           New-market       January 1999             2         TX                 Fluid Control
Precast Products, Inc.

Stewart Supply                Fill-in          February 1999            1         TX                 All
Company, Inc.

State Wholesale               Fill-in          March 1999               1         NC                 Fluid Control
Supply, Inc.

W.C. Caye and                 New-market       March 1999              11         AL,FL,GA,SC        Specialty
Company, Inc.
                                                                      ---
                   TOTAL                                              239
                                                                      ===

     * Accounted for as pooling of interests.

     (1)  Facilities acquired in purchases of assets from four entities.
     (2)  Facilities acquired in purchases of assets from three entities.


OPERATING STRATEGY

     The Company's operating strategy is based on decentralizing, at the branch level, customer-related functions such as sales and local inventory management, and centralizing, at the corporate level, the administrative responsibility for certain functions such as credit, human resources, finance and accounting, legal and information technology. Key elements of the Company's operating strategy include:

          Comprehensive and Diversified Product Categories and Groups. As part of its emphasis on superior customer service, the Company offers more than 240,000 products at competitive prices. Distribution of a wide variety of products within the categories of Fluid Control Products, Electrical Products and Specialty Products

                                Page 9
     assists the Company's customers in managing their inventory, arranging for consolidated delivery requirements and providing a greater portion of total job specifications. The depth and breadth of the Company's product categories generally permit it to make add on sales of higher margin, non-commodity items.

          The Company is diversified across three broad product categories, which consist of nine product groups. The Company is also diversified across various sectors of the construction industry (including commercial, residential, infrastructure and industrial markets), which lessens its dependence upon market conditions applicable to any one of its product groups or any single sector of the construction industry. Furthermore, the Company's product diversification permits it to participate in multiple phases of construction projects.

          Superior Customer Service. Substantially all of the Company's sales are to professional customers with whom the Company has developed long-term relationships, rather than retail consumers. These relationships are largely based on the Company's history of providing superior service. The Company provides its customers with credit services, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, technical product services, including blueprint take-off and computerized order quotes, and assistance with product returns.

          Volume Purchasing Power. The Company established its preferred vendor program in 1991 to more effectively leverage its purchasing power. This program has reduced the number of the Company's vendors and has resulted in stronger, more strategic relationships with a more concentrated group of vendors. The concentration of vendors has also improved the Company's ability to assure more timely delivery, to reduce errors, and to obtain better terms and greater financial incentives. Other programs currently being employed with vendors include vendor managed inventory systems, bar coding, and electronic exchange of purchase orders and invoices, each of which has resulted in a reduction in transaction costs and an improvement in operating efficiency.

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



                                Page 10
          Centralized Administrative Functions. The Company has centralized the administrative responsibility for certain functions such as credit, human resources, finance and accounting, legal and information technology. The Company's credit function is essential to its success. All credit decisions are researched, analyzed and approved by a group of regional credit managers to ensure conformity and quality of credit decisions across the Company's operations. Management believes that its credit function has enabled it to be recognized as an industry leader due to its consistently low level of bad debt expense. Centralization of human resources, finance and accounting, legal and information technology functions ensures conformity in policy and lower overall cost of administration.

          Local Market Focus. The Company has organized its branches as autonomous, decentralized branches capable of meeting local market needs and offering competitive prices. Each branch handles one or more of the Company's focused product groups and operates as a separate profit center with its own sales force. Each branch manager has the authority and responsibility to set pricing and tailor the product offering and mix, as well as the nature of services offered, to meet the local market demand. In addition, each branch manager is responsible for purchasing, maintenance of adequate inventory levels, cost controls and customer relations.

          The Company has been able to tailor its branch size and product offerings to perceived market demand. As a result, the Company has successfully operated branches in secondary cities where management believes it has achieved significant market share and in larger metropolitan areas where it has established a sound market presence.

PRODUCTS

     The Company distributes products in the following three major product categories and nine product groups:

Fluid Control Products

     - Industrial Pipe, Plate, Valves and Fittings: Mechanical and weld pipe, valves and related fittings, high performance valves, specialty pipe, high density polyethylene pipe and fittings, stainless steel and other high alloy pipe, plate, valves and fittings.

     - Plumbing: Plumbing fixtures and related fittings, residential, commercial and industrial water heaters, drain waste, vent, natural gas and potable water piping, and plumbing accessories and supplies.

     - Water and Sewer: Water works and industrial supplies, including large diameter plastic (PVC) and ductile iron pipe, fire hydrants, water meters, valves, backflow prevention devices, storm drain, precast concrete tested utility and fire line vaults, fabricated fire protection systems and supplies,

                                Page 11
          and related hardware and accessories.

     - Water Systems: Jet and submersible pumps and tanks, residential and commercial water treatment, well liners, wire, poly pipe, accessories and environmental products.

Electrical Products

     - Electrical: Electrical supplies, including wire, cable, cords, boxes, covers, wiring devices, conduit, raceway duct, safety switches, motor controls, breakers, panels, fuses and related supplies and accessories, residential, commercial and industrial electrical fixtures and other specialty fixtures.

     - Electric Utilities: Transformers, conductor cable, insulators, prestressed concrete transmission and distribution poles, and other electric utility supplies and related hardware, accessories and tools.

Specialty Products

     - Air Conditioning and Heating: Heating, ventilation and air conditioning equipment, furnaces, heaters, heat pumps, condensing units, duct, pipe, fittings, registers, grills, freon, insulation and other refrigeration equipment, supplies and service parts.

     - Building Materials: Reinforcing wire, reinforcing steel, plyform, lumber, concrete chemicals, concrete forming accessories, road and bridge products, masonry accessories and other building materials, hand tools, power tools, hardware, appliances, paint, flooring, janitorial products and equipment.

     - Pool and Spa Equipment and Supplies: Above-ground and in-ground pool packages, pumps, filters, heaters, lights, slides, diving boards, skimmers, drains, chemicals, solar equipment, pool liners and in-ground pool walls, deck products and cleaning equipment.

     Information with respect to the Company's net sales by product category is set forth in Note 10 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 29, 1999, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.

SALES AND PURCHASING

     The Company employs approximately 920 outside sales representatives who call on customers and who also work with architects, engineers, manufacturers' representatives, purchasing agents, and plant superintendents and foremen for major construction projects. Approximately 770 inside account executives expedite orders, deliveries, quotations, and requests for pricing. Most orders are received by

                                Page 12
telephone, and materials are delivered by the Company's trucks to the customer's office or job site.

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

CUSTOMERS AND SUPPLIERS

     The Company currently serves over 100,000 customers, and no single customer accounts for more than 1% of total annual sales. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years. The substantial majority of customer orders are shipped from inventory at the Company's branches. The Company also accommodates special orders from its customers and facilitates the shipment of certain large volume orders directly from the manufacturer to the customer.

     The Company regularly purchases from over 11,000 manufacturers and suppliers, of which approximately 940 are currently part of the Company's preferred vendor program. No single supplier accounted for more than 5% of the Company's total purchases during fiscal 1999.

INVENTORIES

     The Company is a wholesale distributor of construction and industrial materials and maintains significant inventories to meet rapid delivery requirements and to assure itself of a continuous allotment of goods from suppliers. As of January 29, 1999, inventories constituted approximately 36% of the Company's total assets.

TECHNOLOGY

     The Company's information technology ("IT") systems are capable of supporting numerous operational functions, including purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The Company's customers and sales representatives rely on these systems for real-time information on product pricing, inventory availability and order status. The systems also provide management with information relating to sales, inventory levels and customer payments, and with other data that is essential for the Company to operate efficiently and provide high levels of service to its customers. The Company believes that its continued investment in upgrading and consolidating its IT systems will provide a platform for future growth and enable it to realize more administrative synergies from past and future acquisitions.

COMPETITION

     Management believes that the Company is one of the largest

                                Page 13
wholesale distributors of its range of products in the southeastern, southwestern and midwestern United States and that no other company competes against it across all of its product groups. However, there is strong competition in each product group distributed by the Company.
The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, pool and spa supplies, and contractor's tools. The principal competitive factors in the Company's business are product availability, pricing, technical product knowledge as to application and usage, and advisory and other service capabilities.

EMPLOYEES

     As of January 29, 1999, the Company had approximately 7,200 employees consisting of approximately 15 executives, 1,700 managers, 1,690 sales personnel and 3,795 other employees, including truck drivers, warehouse personnel, office and clerical workers. Over the last year, the Company's work force has increased by approximately 20% compared to the prior year as a result of increased sales volume and business acquisitions. The Company considers its relationship with its employees to be good.


ITEM 2.  PROPERTIES

     The Company leases approximately 63,000 square feet of office space in Orlando, Florida for its headquarters. In addition, the Company owns or leases 453 facilities in 29 states, Mexico and Puerto Rico. The typical sales branch consists of a combined office and warehouse facility ranging in size from 3,000 to 50,000 square feet, with paved parking and storage areas. The Company also operates a computer center, two central distribution warehouses, and a garage and trucking terminal.

     Additional information regarding owned and leased properties of the Company is set forth as Exhibit 99.1 to this Report and in Note 7 of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders for the fiscal year ended January 29, 1999, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising in the normal course of its business. Management believes that none of these proceedings will have a material adverse impact on its financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 29, 1999.


                                Page 14

                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Information with respect to the principal market for the Company's common stock, stock prices and dividend information is set forth under the caption "Corporate and Shareholder Information" and in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 29, 1999, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     Information with respect to selected financial data of the Company is set forth under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended January 29, 1999, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to the Company's financial condition, changes in financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 29, 1999, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from changes in (i) interest rates on outstanding variable-rate debt and (ii) the prices of certain of the Company's products whose manufacture is reliant on certain commodities.

INTEREST RATE RISK

     At January 29, 1999, the Company had approximately $174.2 million of outstanding variable-rate debt. Based upon an assumed 10% increase or decrease in interest rates from their January 29, 1999 levels, the market risk with respect to the Company's variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.

COMMODITY PRICE RISK

     The Company is affected by price fluctuations in stainless steel,

                                Page 15
nickel alloys, copper, aluminum, plastic and other commodities. Such commodity price fluctuations have from time to time created cyclicality in the financial performance of the Company and could continue to do so in the future. The Company seeks to minimize the effects of commodity price fluctuations through (i) economies of purchasing and inventory management resulting in cost reductions, maintenance of minimum economic reorder points, and productivity improvements and (ii) price increases to maintain reasonable profit margins. Additional information with respect to the Company's commodity price risk is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 29, 1999, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)  Financial Statements

     The financial statements filed with this report are set forth in the "Index to Consolidated Financial Statements and Schedules" following
Part IV hereof.

     (b)  Selected Quarterly Financial Data

     Information with respect to selected quarterly financial data of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 29, 1999, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any change in, or disagreement with, its accountants or reportable event which is required to be reported in response to this item.
















                                Page 16
                               PART III


     All information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.


















































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

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended January 29, 1999.

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

          3.3 Form of Articles of Amendment to Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 99.2 to Form 8-A dated May 22, 1998
               (Commission File No. 001-08772).

     (4) Instruments defining the rights of security holders, including indentures.

          4.1 Form of Common Stock Certificate representing shares of the Registrant's common stock, $1.00 par value, incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).


                                Page 18
          4.2 Rights Agreement dated as of May 20, 1998 between Hughes Supply, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 99.2 to Form 8-A dated May 22, 1998 (Commission File No. 001-08772).

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





                                Page 19
               (e) Lease dated March 11, 1992, incorporated by reference to Exhibit 10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

                    Sub-Item       Property

                       (2)         Gainesville Electrical Operation

               (f) Amendments to leases between Hughes, Inc. and the Registrant, dated April 1, 1998, amending the leases for the thirteen properties listed in
                    Exhibit 10.1(b), (d) and (e), incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

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

          10.7 Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

                                Page 20
          10.8 Hughes Supply, Inc. 1997 Executive Stock Plan (the "Plan") incorporated by reference to the description of the Plan set forth under Exhibit A of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997 (Commission File No. 001-08772).

          10.9 Note Purchase Agreement, dated as of May 29, 1996, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

         10.10 Note Purchase Agreement, dated as of May 5, 1998, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended April 30, 1998 (Commission File No. 001-08772).

         10.11 Revolving Credit Agreement, dated as of January 26, 1999, by and among the Company and a group of banks. The Revolving Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

         10.12 Line of Credit Agreement, dated as of January 26, 1999, by and among the Company and a group of banks. The Line of Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

     (11) Statement re computation of per share earnings. Not applicable.

     (12) Statements re computation of ratios.  Not applicable.

     (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 29, 1999.

     (16) Letter re change in certifying accountant.  Not applicable.

     (18) Letter re change in accounting principles.  Not applicable.

     (21) Subsidiaries of the Registrant.

          21.1 Subsidiaries of the Registrant.

                                Page 21
     (22) Published report regarding matters submitted to vote of security holders. Not applicable.

     (23) Consents of experts and counsel.

          23.1 Consent of PricewaterhouseCoopers LLP.

     (24) Power of attorney.  Not applicable.

     (27) Financial Data Schedule.

          27.1 Financial Data Schedule (filed electronically only).

     (99) Additional exhibits.

          99.1 Location of Facilities.








































                                Page 22

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

Date:  April 21, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David H. Hughes                     /s/ John B. Ellis
David H. Hughes                         John B. Ellis
April 21, 1999                          April 21, 1999
(Director)                              (Director)

/s/ John D. Baker II                    /s/ A. Stewart Hall, Jr.
John D. Baker II                        A. Stewart Hall, Jr.
April 21, 1999                          April 21, 1999
(Director)                              (Director)

/s/ Robert N. Blackford                 /s/ Vincent S. Hughes
Robert N. Blackford                     Vincent S. Hughes
April 21, 1999                          April 21, 1999
(Director)                              (Director)

/s/ H. Corbin Day                       /s/ William P. Kennedy
H. Corbin Day                           William P. Kennedy
April 21, 1999                          April 21, 1999
(Director)                              (Director)











                                Page 23
                          HUGHES SUPPLY, INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 29, 1999, are incorporated by reference:

                                                       Annual
                                                       Report
                                                        Page


     Consolidated Statements of Income
      for the years ended January 29, 1999,
      January 30, 1998 and January 31, 1997              13

     Consolidated Balance Sheets as of
      January 29, 1999 and January 30, 1998              14

     Consolidated Statements of Shareholders'
      Equity for the years ended January 29,
      1999, January 30, 1998 and January 31, 1997        15

     Consolidated Statements of Cash Flows for
      the years ended January 29, 1999,
      January 30, 1998 and January 31, 1997              16

     Notes to Consolidated Financial Statements          17

     Report of Independent Certified
      Public Accountants                                 27


All other schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes thereto.


















                                Page 24
               INDEX OF EXHIBITS FILED WITH THIS REPORT



10.11 Revolving Credit Agreement, dated as of January 26, 1999, by and among the Company and a group of banks.

10.12 Line of Credit Agreement, dated as of January 26, 1999, by and among the Company and a group of banks.

 13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 29, 1999.

 21.1          Subsidiaries of the Registrant.

 23.1          Consent of PricewaterhouseCoopers LLP.

 27.1          Financial Data Schedule (filed electronically only).

 99.1          Location of Facilities.



































                                Page 25