Form 10-Q
period 1999-04-30
HUGHES SUPPLY INC
filed 1999-06-11
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of June 4, 1999
     $1 Par Value                       23,426,239





                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                           Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          April 30, 1999 and January 29, 1999 ...........   3 - 4

          Consolidated Statements of Income for the
          Three Months Ended April 30, 1999 and 1998 ....   5

          Consolidated Statements of Cash Flows for the
          Three Months Ended April 30, 1999 and 1998 ....   6

          Notes to Consolidated Financial Statements ....   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations .................................   8 - 13


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K ..............   14 - 18

          Signatures ....................................   19

          Index of Exhibits Filed with This Report ......   20















                                Page 2

                          HUGHES SUPPLY, INC.

                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)

                                              April 30,    January 29,
                                                1999          1999
                                             ----------    ----------

ASSETS
Current Assets:
  Cash and cash equivalents                  $    6,750    $    6,010
  Accounts receivable, less allowance for
    losses of $5,241 and $2,809                 394,654       341,109
  Inventories                                   427,305       409,734
  Deferred income taxes                           8,654         8,520
  Other current assets                           24,276        31,346
                                             ----------    ----------
      Total current assets                      861,639       796,719

Property and Equipment, Net                     132,919       127,632
Excess of Cost over Net Assets Acquired         207,094       181,622
Other Assets                                     20,737        17,540
                                             ----------    ----------
                                             $1,222,389    $1,123,513
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.



















                                Page 3
                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                              April 30,    January 29,
                                                1999          1999
                                             ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt          $      188    $       39
  Accounts payable                              217,742       176,234
  Accrued compensation and benefits              24,185        25,029
  Other current liabilities                      42,403        27,982
                                             ----------    ----------
      Total current liabilities                 284,518       229,284

Long-Term Debt                                  449,304       402,203
Deferred Income Taxes                             3,173         4,711
Other Noncurrent Liabilities                      5,117         3,359
                                             ----------    ----------
      Total liabilities                         742,112       639,557
                                             ----------    ----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-24,255,905 and
    24,183,834 shares issued                     24,256        24,184
  Capital in excess of par value                220,888       219,558
  Retained earnings                             254,067       242,730
  Treasury stock, 719,150 and
    no shares, at cost                          (15,685)            -
  Unearned compensation related to
    outstanding restricted stock                 (3,249)       (2,516)
                                             ----------    ----------
      Total shareholders' equity                480,277       483,956
                                             ----------    ----------
                                             $1,222,389    $1,123,513
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.








                                Page 4
                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                          Three months ended April 30,
                                                1999          1998
                                             ----------    ----------

Net Sales                                    $  711,296    $  602,031
Cost of Sales                                   554,938       472,754
                                             ----------    ----------
Gross Profit                                    156,358       129,277
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           121,335        99,589
  Depreciation and amortization                   6,656         5,713
  Provision for doubtful accounts                 1,387           570
                                             ----------    ----------
      Total operating expenses                  129,378       105,872
                                             ----------    ----------
Operating Income                                 26,980        23,405
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       2,240         1,526
  Interest expense                               (6,774)       (6,256)
                                             ----------    ----------
                                                 (4,534)       (4,730)
                                             ----------    ----------
Income Before Income Taxes                       22,446        18,675
Income Taxes                                      9,091         7,072
                                             ----------    ----------
Net Income                                   $   13,355    $   11,603
                                             ==========    ==========
Earnings Per Share:
  Basic                                      $      .56    $      .49
                                             ==========    ==========
  Diluted                                    $      .55    $      .49
                                             ==========    ==========
Average Shares Outstanding:
  Basic                                          23,863        23,601
                                             ==========    ==========
  Diluted                                        24,240        23,874
                                             ==========    ==========
Dividends Per Share                          $     .085    $     .080
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                           Three months ended April 30,
                                                1999          1998
                                             ----------    ----------

Cash Flows from Operating Activities:
  Net income                                 $   13,355    $   11,603
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               6,656         5,713
      Provision for doubtful accounts             1,387           570
      Other, net                                   (274)          (60)
  Changes in assets and liabilities, net
    of effects of business acquisitions:
      (Increase) in accounts receivable         (47,645)      (40,598)
      (Increase) in inventories                  (9,463)      (11,342)
      Decrease in other current assets            7,460         1,369
      (Increase) in other assets                 (3,285)       (3,574)
      Increase in accounts payable and
        accrued liabilities                      37,002        27,413
      Increase in accrued interest and
        income taxes                             12,238         8,190
      (Decrease) increase in other
        noncurrent liabilities                     (110)          124
      (Increase) decrease in net deferred
        income taxes                               (733)          593
                                             ----------    ----------
          Net cash provided by
            operating activities                 16,588             1
                                             ----------    ----------
Cash Flows from Investing Activities:
  Capital expenditures                           (6,984)       (6,130)
  Proceeds from sale of
    property and equipment                           79           243
  Business acquisitions, net of cash            (31,469)         (627)
                                             ----------    ----------
          Net cash used in investing
            activities                          (38,374)       (6,514)
                                             ----------    ----------
Cash Flows from Financing Activities:
  Net borrowings under short-term
    debt arrangements                            46,832        19,947
  Principal payments on long-term debt           (6,696)       (9,584)
  Dividends paid                                 (2,056)       (2,524)
  Purchase of treasury stock                    (15,788)            -
  Proceeds from stock options exercised             234           175
  Purchase of common shares                           -          (175)
                                             ----------    ----------
          Net cash provided by financing
            activities                           22,526         7,839
                                             ----------    ----------
Net Increase in Cash and Cash Equivalents           740         1,326
Cash and Cash Equivalents:
  Beginning of period                             6,010         8,204
                                             ----------    ----------
  End of period                              $    6,750    $    9,530
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 1999, the results of operations for the three months ended April 30, 1999 and 1998, and cash flows for the three months then ended. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

     The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three months ended April 30, 1999 and 1998 each contained 13 weeks.

     Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The weighted-average number of shares used in calculating basic earnings per share were 23,863,000 and 23,601,000 for the three months ended April 30, 1999 and 1998, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 377,000 and 273,000 for the three months ended April 30, 1999 and 1998, respectively.

2. During the three months ended April 30, 1999, the Company acquired three wholesale distributors of materials to the construction industry that were accounted for as purchases. These acquisitions, individually and in the aggregate, did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

3. On March 15, 1999, the Board of Directors authorized the Company to repurchase up to 2.5 million of its outstanding shares of common stock. During the three months ended April 30, 1999, the Company repurchased 723,900 shares for a total cost of $15.8 million or an average of $21.81 per share.

                          HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of April 30, 1999, and the results of operations for the three months then ended.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to certain statements made regarding the Year 2000 Issue (as subsequently defined), constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained herein and in the Company's Form 10-K for the fiscal year ended January 29, 1999.

Material Changes in Results of Operations

Net Sales

Net sales were $711 million for the quarter ended April 30, 1999, an 18% increase over the prior year's first quarter. Approximately one-half of the increase in net sales was attributable to branches acquired and opened after January 31, 1998. The remainder of the increase was attributable to same-store sales, which increased 9% over the prior year's first quarter.

The same-store sales increase of 9% for the quarter ended April 30, 1999 was primarily attributable to (i) continued growth of construction activity throughout the Company's market areas and (ii) strong demand across each of the Company's three major product categories: Fluid Control Products, Electrical Products and Specialty Products. This increase was partially offset, however, by the impact of lower prices on

                                Page 8
certain commodity-based products, as further discussed below.

Gross Profit

Gross profit and gross margin for the three months ended April 30, 1999 and 1998 were as follows (dollars in thousands):

                                1999        1998           Variance
                              --------    --------     ----------------
     Gross profit             $156,358    $129,277     $27,081      21%
     Gross margin                22.0%       21.5%

The improvement in gross margins resulted from several factors, including the Company's expansion of higher-margin product groups through acquisitions, efficiencies created with central distribution centers and enhanced purchasing power. The enhanced purchasing power was attributable to increased volume and concentration of supply sources as part of the Company's preferred vendor program.

Although the gross margin percentage for the three months ended April 30, 1999 was relatively unaffected by lower pricing of certain commodity-based products, total gross profit dollars for the quarter were negatively impacted by these declines. The lower pricing was the result of continued deflationary pressure over the past year on the pricing of certain of the Company's products whose manufacture is reliant on certain commodities, including stainless steel, nickel alloys, copper, aluminum and plastic.

Operating Expenses

Operating expenses for the three months ended April 30, 1999 and 1998 were as follows (dollars in thousands):

                                1999        1998           Variance
                              --------    --------     ----------------
     Operating expenses       $129,378    $105,872     $23,506      22%
     Percentage of net sales     18.2%       17.6%

Approximately 12 percentage points of the 22% increase in operating expenses for the three months ended April 30, 1999 was attributable to branches acquired and opened after January 31, 1998. The remainder of the increase was primarily due to (i) higher personnel and transportation costs associated with same-store sales growth and (ii) higher expenses associated with the Company's program of upgrading its information technology ("IT") systems. Although upgrading the IT systems has increased operating expenses, the Company believes this investment will provide a platform for future growth and enable it to realize more administrative synergies from past and future acquisitions.





                                Page 9
Interest Expense

Interest expense was $6.8 million and $6.3 million for the three months ended April 30, 1999 and 1998, respectively, an 8% increase. The increase was primarily the result of higher borrowing levels, partially offset by lower interest rates. The higher borrowing levels were primarily due to the Company's (i) expansion through business acquisitions, which has been partially funded by debt financing, and
(ii) share repurchases.

Income Taxes

The effective income tax rates for the three months ended April 30, 1999 and 1998 were 40.5% and 37.9%, respectively. Prior to the merger with Winn-Lange Electric, Inc. ("Winn-Lange") on June 30, 1998, Winn-Lange was a Subchapter S corporation and therefore, not subject to corporate income tax. Winn-Lange's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective tax rate was higher for the three months ended April 30, 1999 compared to the prior year period.

Net Income

Net income was $13.4 million for the first quarter compared to $11.6 million for the prior year's first quarter, a 15% increase. Diluted earnings per share for the first quarter were $.55 compared to $.49 in the prior year's first quarter. These improved results reflect operating leverage that has been achieved through the Company's acquisition and internal growth programs, and the resulting purchasing synergies.

Liquidity and Capital Resources

Working capital at April 30, 1999 totaled $577 million compared to $567 million at January 29, 1999. The working capital ratio was 3.0 to 1 and
3.5 to 1 as of April 30, 1999 and January 29, 1999, respectively. The Company typically becomes more leveraged in expansionary periods.
Consequently, higher levels of inventories and receivables, trade payables and debt are required to support the growth.

Net cash provided by operations was $16.6 million for the three months ended April 30, 1999 compared to a break-even cash flow from operations for the three months ended April 30, 1998. This change was primarily the result of (i) the Company's improved profit levels and (ii) an increase in accounts payable resulting from extended payment terms offered by certain vendors of several of the Company's seasonal product groups.

The Company's expenditures for property and equipment were $7.0 million for the three months ended April 30, 1999 compared to $6.1 million for the three months ended April 30, 1998. Capital expenditures for


                                Page 10
property and equipment, excluding amounts for business acquisitions, are expected to be approximately $35 million for fiscal 2000.

Cash payments for business acquisitions accounted for as purchases totaled $31.5 million for the three months ended April 30, 1999 compared to $.6 million for the three months ended April 30, 1998.

Principal reductions on long-term debt were $6.7 million for the three months ended April 30, 1999 compared to $9.6 million for the same period in the prior year. These amounts were primarily attributable to the repayment of debt assumed as a result of certain business acquisitions. Dividend payments were $2.1 million and $2.5 million during the three months ended April 30, 1999 and 1998, respectively. Dividend payments of $2.5 million during the three months ended April 30, 1998 included cash dividends of pooled companies totaling $.7 million.

As of April 30, 1999, the Company had approximately $110 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company also believes it has sufficient borrowing capacity to take advantage of growth and business acquisition opportunities and to fund share repurchases in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock.

On March 15, 1999, the Board of Directors authorized the Company to repurchase up to 2.5 million of its outstanding shares of common stock. During the three months ended April 30, 1999, the Company repurchased 723,900 shares for a total cost of $15.8 million or an average of $21.81 per share.

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


                                Page 11
All required modifications to the Company's central operating system were completed in December 1998. This system was thoroughly tested and the modifications were implemented into the production environment. The Company has installed an upgraded, vendor-certified year 2000 compliant version of its accounting system. The Company's own internal verification and validation testing for year 2000 compliance of the accounting system was completed in May 1999. With respect to these two systems, the Company does not anticipate that the Year 2000 Issue will materially impact its operations or operating results.

As of May 31, 1999, the Company had 26 remote operating systems in place. One of these systems utilizes a customized business software application that the Company is testing for year 2000 compliance. The remaining 25 systems utilize commercially available business software applications. Of these 25 systems, eight are certified year 2000 compliant by their vendors. The remaining 17 systems are expected to be converted by October 31, 1999 to one of the eight vendor-certified year 2000 compliant systems that are expected to be in use on January 1, 2000.

The Company has successfully completed its own internal verification and validation testing for year 2000 compliance on two of the eight vendor-certified year 2000 compliant systems that are expected to be in use on January 1, 2000. Testing of the remaining six systems is currently underway and is expected to be completed by October 31, 1999. All additional remote operating systems added after May 31, 1999 as a result of the Company's acquisition program will be assessed, remediated and tested to the extent that is necessary to ensure year 2000 compliance, or converted to one of the Company's systems that is expected to be year 2000 compliant.

Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $2 million. Approximately 36% of these costs were incurred through April 30, 1999 and the remaining costs are expected to be incurred through March 2000. The estimate of $2 million excludes certain costs of converting remote operating systems to the Company's other year 2000 compliant systems, because such costs are not expected to be material or the conversion is scheduled to be performed as part of the Company's normal integration activities. Approximately $1 million of the estimated total pretax costs of $2 million are personnel and other expenses related to the Company's Year 2000 Project Team, which is expected to remain intact through the turn of the century. The remaining estimated cost of $1 million is expected to be incurred primarily in connection with the remediation and testing of the Company's remote operating systems.

The Company has contacted its major suppliers, customers and service providers regarding their Year 2000 Issues to assess the risk of these entities not being able to continue to provide goods and services to the Company. Through May 31, 1999, approximately 38% of the entities contacted have responded. Of those entities who have responded, approximately 45% have indicated that their systems are year 2000

                                Page 12
compliant, and the remaining entities have indicated that they have programs in place to address their respective organization's Year 2000 Issues. The Company plans to continue to evaluate the year 2000 readiness of its major suppliers, customers and service providers, and to follow up with those entities that have not responded.

The Company believes its planning efforts are adequate to address the Year 2000 Issue. There are, however, certain risks that the Company cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of any of these entities to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of materials, disruptions in its customers' ability to conduct business and interruptions to the Company's daily operations. Management believes that its exposure to third party risk may be minimized to some extent because it does not rely significantly on any one supplier or customer. There can be no guarantee, however, that the systems of other third parties on which the Company's systems and operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

As the Company receives and evaluates additional information provided by third parties regarding their year 2000 readiness, the Company intends to develop contingency plans, as deemed necessary, to safeguard its ongoing operations. Such contingency plans may include identifying alternative suppliers or service providers, stockpiling certain inventories if alternative sources of supply are not available, evaluating the impact and creditworthiness of non-compliant customers and the addition of borrowing capacity if deemed necessary to finance higher levels of inventory or working capital on an interim basis.
























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












                                Page 14
     (10) Material contracts.

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









                                Page 15
               (e) Lease dated March 11, 1992, incorporated by reference to Exhibit 10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

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





                                Page 16
          10.7 Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

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

         10.11 Revolving Credit Agreement, dated as of January 26, 1999, by and among the Company and a group of banks, incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended January 29, 1999 (Commission File No. 001-08772). The Revolving Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

         10.12 Line of Credit Agreement, dated as of January 26, 1999, by and among the Company and a group of banks, incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended January 29, 1999 (Commission File No. 001-08772). The Line of Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.





                                Page 17
     (11) Statement re computation of per share earnings. Not applicable.

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

          27.1 Financial Data Schedule (filed electronically only).

     (99) Additional exhibits.  Not applicable.


     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended April 30, 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: June 7, 1999                      By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: June 7, 1999                      By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

               INDEX OF EXHIBITS FILED WITH THIS REPORT


27.1      Financial Data Schedule (filed electronically only).