Form 10-Q
period 1999-07-31
HUGHES SUPPLY INC
filed 1999-09-14
CIK 49029

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock             Outstanding as of September 1, 1999
     $1 Par Value                       23,356,539





                             Page 1

                       HUGHES SUPPLY, INC.

                            FORM 10-Q

                              Index


                                                        Page No.

Part I.  Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          July 31, 1999 and January 29, 1999 ............   3 - 4

          Consolidated Statements of Income for the
          Three Months Ended July 31, 1999 and 1998 .....   5

          Consolidated Statements of Income for the
          Six Months Ended July 31, 1999 and 1998 .......   6

          Consolidated Statements of Cash Flows for the
          Six Months Ended July 31, 1999 and 1998 .......   7

          Notes to Consolidated Financial Statements ....   8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations .................................   9 - 15


Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security
          Holders .......................................   16

Item 6.   Exhibits and Reports on Form 8-K .............   17 - 21

          Signatures ....................................   22

          Index of Exhibits Filed with This Report ......   23









                                Page 2

                          HUGHES SUPPLY, INC.

                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited)
                   (in thousands, except share data)

                                               July 31,    January 29,
                                                1999          1999
                                             ----------    ----------

ASSETS
Current Assets:
  Cash and cash equivalents                  $    8,540    $    6,010
  Accounts receivable, less allowance for
    losses of $7,340 and $2,809                 411,825       341,109
  Inventories                                   437,594       409,734
  Deferred income taxes                          10,936         8,520
  Other current assets                           29,104        31,346
                                             ----------    ----------
      Total current assets                      897,999       796,719

Property and Equipment, Net                     138,083       127,632
Excess of Cost over Net Assets Acquired         224,954       181,622
Other Assets                                     20,701        17,540
                                             ----------    ----------
                                             $1,281,737    $1,123,513
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.



















                                Page 3
                          HUGHES SUPPLY, INC.

Consolidated Balance Sheets (unaudited) - continued
(in thousands, except share data)

                                               July 31,    January 29,
                                                1999          1999
                                             ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt          $      146    $       39
  Accounts payable                              213,003       176,234
  Accrued compensation and benefits              24,073        25,029
  Other current liabilities                      39,648        27,982
                                             ----------    ----------
      Total current liabilities                 276,870       229,284

Long-Term Debt                                  500,852       402,203
Deferred Income Taxes                             4,382         4,711
Other Noncurrent Liabilities                      5,184         3,359
                                             ----------    ----------
      Total liabilities                         787,288       639,557
                                             ----------    ----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                     -             -
  Common stock-24,252,489 and
    24,183,834 shares issued                     24,252        24,184
  Capital in excess of par value                220,824       219,558
  Retained earnings                             272,785       242,730
  Treasury stock, 883,750 and
    no shares, at cost                          (20,400)            -
  Unearned compensation related to
    outstanding restricted stock                 (3,012)       (2,516)
                                             ----------    ----------
      Total shareholders' equity                494,449       483,956
                                             ----------    ----------
                                             $1,281,737    $1,123,513
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.








                                Page 4
                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                           Three months ended July 31,
                                                1999          1998
                                             ----------    ----------

Net Sales                                    $  774,888    $  674,550
Cost of Sales                                   598,715       525,709
                                             ----------    ----------
Gross Profit                                    176,173       148,841
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           127,822       106,015
  Depreciation and amortization                   7,295         5,396
  Provision for doubtful accounts                   883           756
                                             ----------    ----------
      Total operating expenses                  136,000       112,167
                                             ----------    ----------
Operating Income                                 40,173        36,674
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       2,488         1,703
  Interest expense                               (7,528)       (6,353)
                                             ----------    ----------
                                                 (5,040)       (4,650)
                                             ----------    ----------
Income Before Income Taxes                       35,133        32,024
Income Taxes                                     14,228        12,251
                                             ----------    ----------
Net Income                                   $   20,905    $   19,773
                                             ==========    ==========
Earnings Per Share:
  Basic                                      $      .90    $      .83
                                             ==========    ==========
  Diluted                                    $      .88    $      .82
                                             ==========    ==========
Average Shares Outstanding:
  Basic                                          23,300        23,925
                                             ==========    ==========
  Diluted                                        23,686        24,180
                                             ==========    ==========
Dividends Per Share                          $     .085    $     .080
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.




                                Page 5
                          HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                             Six months ended July 31,
                                                1999          1998
                                             ----------    ----------

Net Sales                                    $1,486,184    $1,276,581
Cost of Sales                                 1,153,653       998,463
                                             ----------    ----------
Gross Profit                                    332,531       278,118
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           249,157       205,604
  Depreciation and amortization                  13,951        11,109
  Provision for doubtful accounts                 2,270         1,326
                                             ----------    ----------
      Total operating expenses                  265,378       218,039
                                             ----------    ----------
Operating Income                                 67,153        60,079
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       4,728         3,229
  Interest expense                              (14,302)      (12,609)
                                             ----------    ----------
                                                 (9,574)       (9,380)
                                             ----------    ----------
Income Before Income Taxes                       57,579        50,699
Income Taxes                                     23,319        19,323
                                             ----------    ----------
Net Income                                   $   34,260    $   31,376
                                             ==========    ==========
Earnings Per Share:
  Basic                                      $     1.45    $     1.32
                                             ==========    ==========
  Diluted                                    $     1.43    $     1.31
                                             ==========    ==========
Average Shares Outstanding:
  Basic                                          23,580        23,765
                                             ==========    ==========
  Diluted                                        23,954        24,028
                                             ==========    ==========
Dividends Per Share                          $      .17    $      .16
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                          Six months ended July 31,
                                                1999          1998
                                             ----------    ----------

Cash Flows from Operating Activities:
  Net income                                 $   34,260    $   31,376
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization              13,951        11,109
      Provision for doubtful accounts             2,270         1,326
      Other, net                                   (692)         (275)
  Changes in assets and liabilities, net
    of effects of business acquisitions:
      (Increase) in accounts receivable         (53,851)      (70,953)
      (Increase) in inventories                 (11,783)      (11,215)
      (Increase) decrease in other
        current assets                            2,859        (4,380)
      (Increase) in other assets                 (3,503)       (4,415)
      Increase in accounts payable and
        accrued liabilities                      30,659        24,345
      Increase in accrued interest and
        income taxes                              5,266         3,440
      Increase in other noncurrent
        liabilities                                  87           719
      (Increase) decrease in net deferred
        income taxes                             (2,042)        2,014
                                             ----------    ----------
          Net cash provided by (used in)
            operating activities                 17,481       (16,909)
                                             ----------    ----------
Cash Flows from Investing Activities:
  Capital expenditures                          (15,088)      (11,985)
  Proceeds from sale of
    property and equipment                        3,168         5,782
  Business acquisitions, net of cash            (63,560)         (627)
                                             ----------    ----------
          Net cash used in investing
            activities                          (75,480)       (6,830)
                                             ----------    ----------
Cash Flows from Financing Activities:
  Net borrowings (payments) under
    short-term debt arrangements                 98,574       (10,051)
  Principal payments on debt of acquired entities(13,455)      (9,038)
  Proceeds from issuance of long-term debt            -        50,000
  Dividends paid                                 (4,057)       (4,865)
  Purchase of treasury stock                    (20,955)            -
  Other                                             422          (636)
                                             ----------    ----------
          Net cash provided by financing
            activities                           60,529        25,410
                                             ----------    ----------
Net Increase in Cash and Cash Equivalents         2,530         1,671
Cash and Cash Equivalents:
  Beginning of period                             6,010         8,204
                                             ----------    ----------
  End of period                              $    8,540    $    9,875
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HUGHES SUPPLY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) (dollars in thousands, except per share data)

1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 1999, the results of operations for the three and six months ended July 31, 1999 and 1998, and cash flows for the six months then ended. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

     The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three and six months ended July 31, 1999 and 1998 each contained 13 weeks and 26 weeks, respectively.

     Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The weighted-average number of shares used in calculating basic earnings per share were 23,300,000 and 23,925,000 for the three months ended July 31, 1999 and 1998, respectively, and 23,580,000 and 23,765,000 for the six months ended July 31, 1999 and 1998, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 386,000 and 255,000 for the three months ended July 31, 1999 and 1998, respectively, and 374,000 and 263,000 for the six months ended July 31, 1999 and 1998, respectively.

2. During the six months ended July 31, 1999, the Company acquired five wholesale distributors of materials to the construction industry that were accounted for as purchases. Cash payments for these acquisitions totaled $63.6 million, which resulted in $47.3 million being recorded as the excess of cost over the fair value of net assets acquired. This excess of cost over net assets acquired is being amortized by the straight-line method over 15 to 40 years. These acquisitions, individually and in the aggregate, did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

3. On March 15, 1999, the Board of Directors authorized the Company to repurchase up to 2.5 million of its outstanding shares of common stock. During the six months ended July 31, 1999, the Company repurchased 908,900 shares of its common stock for a total cost of $21.0 million at an average purchase price of $23.06 per share. These shares are to be used for general corporate purposes.

                          HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which affected the financial condition of the Company as of July 31, 1999, and the results of operations for the three and six months then ended.

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

Material Changes in Results of Operations

Net Sales

Net sales were $775 million for the quarter ended July 31, 1999, a 15% increase over the prior year's second quarter. Net sales for the six months ended July 31, 1999 were $1.49 billion, a 16% increase over the first six months of the prior fiscal year. The majority of the increase in net sales for the three and six month periods was attributable to branches acquired and opened after January 31, 1998. The remainder of the increase was attributable to same-store sales, which were up 3% and 6% for the three and six months ended July 31, 1999, respectively.

The increase in same-store sales was attributable to the (i) continued overall strength of the construction market, (ii) increases in pool and spa product sales and (iii) growth in electric utility product sales resulting from improved market share. These increases were partially

                                Page 9
offset by declines in industrial product demand and continued deflationary pricing within certain of the Company's commodity-based products.

Gross Profit

Gross profit and gross margin for the three and six months ended July 31, 1999 and 1998 were as follows (dollars in thousands):

                                       1999                   1998
                               -------------------    -------------------       Variance
                                 Gross      Gross       Gross      Gross    ----------------
                                 Profit     Margin      Profit     Margin    Amount      %
                               ---------    ------    ---------    ------   --------   -----
         Three months ended    $ 176,173    22.7%     $ 148,841    22.1%    $ 27,332   18.4%
         Six months ended      $ 332,531    22.4%     $ 278,118    21.8%    $ 54,413   19.6%

The improvement in gross margins resulted from several factors, including the Company's expansion of higher-margin product groups through acquisitions, efficiencies created with central distribution centers and enhanced purchasing power. The enhanced purchasing power was attributable to increased volume and concentration of supply sources as part of the Company's preferred vendor program.

Although the gross margin percentage increased for the three and six months ended July 31, 1999, total gross profit dollars for the periods were negatively impacted by declines in pricing of certain commodity-based products. The lower pricing was the result of continued deflationary pressure over the past year on the pricing of certain of the Company's products whose manufacture is reliant on certain commodities, including stainless steel, nickel alloys, copper, aluminum and plastic.

Operating Expenses

Operating expenses for the three and six months ended July 31, 1999 and 1998 were as follows (dollars in thousands):

                                       1999                   1998
                               --------------------   --------------------       Variance
                                            % of                   % of      ----------------
                                 Amount   Net Sales     Amount   Net Sales    Amount      %
                               ---------  ---------   ---------  ---------   --------   -----
         Three months ended    $ 136,000   17.6%      $ 112,167    16.6%     $ 23,833   21.2%
         Six months ended      $ 265,378   17.9%      $ 218,039    17.1%     $ 47,339   21.7%

The increase in operating expenses as a percent of net sales for the three and six month periods ended July 31, 1999 was primarily due to (i) higher personnel costs in connection with increased personnel headcount resulting from higher volume levels of activity, wage increases, and the Company's employee retention activities and (ii) increased information technology spending and conversion costs as the Company continues its program of upgrading information technology systems. The Company believes its investment in these initiatives will provide a platform for future growth and enable it to realize more administrative synergies from past and future acquisitions.




                                Page 10

Interest Expense

Interest expense was $7.5 million and $14.3 million for the three and six month periods ended July 31, 1999, respectively, compared to $6.4 million and $12.6 million for the same periods in the prior year, respectively. The increases were primarily the result of higher borrowing levels, partially offset by lower interest rates. The higher borrowing levels were primarily due to the Company's (i) expansion through business acquisitions, which has been partially funded by debt financing, and (ii) share repurchases.

Income Taxes

The effective income tax rates for the three and six month periods ended July 31, 1999 and 1998 were as follows:

                                    1999           1998

     Three months ended             40.5%          38.3%
     Six months ended               40.5%          38.1%

Prior to the merger with Winn-Lange Electric, Inc. ("Winn-Lange") on June 30, 1998, Winn-Lange was a Subchapter S corporation and therefore, not subject to corporate income tax. Winn-Lange's Subchapter S corporation status terminated upon the merger with the Company. As a result, the Company's effective tax rate was higher for the three and six months ended July 31, 1999 compared to the prior year periods.

Net Income

Net income for the second quarter increased 6% to $20.9 million.
Diluted earnings per share for the quarter were $.88 compared to $.82, a 7% increase over the prior year period.

For the six months ended July 31, 1999, net income was $34.3 million, a 9% increase over the prior year's comparable period. Diluted earnings per share for the six months ended July 31, 1999 increased 9% to $1.43, up from $1.31 in the prior year's comparable period.

Liquidity and Capital Resources

Net cash provided by operations was $17.5 million for the six months ended July 31, 1999 compared to $16.9 million of net cash used in operations for the six months ended July 31, 1998. This change was primarily the result of (i) an improvement in accounts receivable turnover from same-store branches and (ii) an increase in accounts payable and accrued liabilities resulting from the Company's cash management efforts.

The Company's expenditures for property and equipment were $15.1 million for the six months ended July 31, 1999 compared to $12.0 million for the six months ended July 31, 1998. Of these expenditures, $2.6 million and $2.4 million, respectively, were related to information technology

                                Page 11

outlays. Capital expenditures for property and equipment, excluding amounts for business acquisitions, are expected to be approximately $30 million for fiscal 2000.

Proceeds from the sale of property and equipment decreased from $5.8 million for the six months ended July 31, 1998 to $3.2 million for the six months ended July 31, 1999. This decrease was primarily due to the $5.4 million in proceeds received from the sale and subsequent lease-back of certain computer hardware during the six months ended July 31, 1998, as compared to the $2.5 million in proceeds received during the six months ended July 31, 1999 from the sale and subsequent lease-back of certain computer hardware.

Cash payments for business acquisitions accounted for as purchases totaled $63.6 million for the six months ended July 31, 1999 compared to $0.6 million in the prior year period.

Principal reductions on debt of acquired entities were $13.5 million for the six months ended July 31, 1999 compared to $9.0 million for the same period in the prior year. Dividend payments were $4.1 million and $4.9 million during the six months ended July 31, 1999 and 1998, respectively. Dividend payments of $4.9 million during the six months ended July 31, 1998 included cash dividends of pooled companies totaling $1.2 million.

On March 15, 1999, the Board of Directors authorized the Company to repurchase up to 2.5 million of its outstanding shares of common stock. During the six months ended July 31, 1999, the Company repurchased 908,900 shares of its common stock for a total cost of $21.0 million at
an average purchase price of $23.06 per share.   These share are to be
used for general corporate purposes.

As of July 31, 1999, the Company had approximately $58 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company also believes it has sufficient borrowing capacity to take advantage of growth and business acquisition opportunities and to fund share repurchases in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. As the century date change occurs, these programs may recognize the year 2000 as 1900, or not at all. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue").

The Company has developed plans to address its possible exposures related to the impact of the Year 2000 Issue on each of its internal

                                Page 12
systems and those of third parties. These plans are expected to be implemented primarily with the use of internal personnel.

The Company's internal systems consist of its main operating and accounting systems, which handle the majority of its business transactions, and other remote operating systems, which have resulted from the Company's acquisition program. Plans to address the Year 2000 Issue with respect to the Company's internal systems include an assessment phase, a remediation phase and a testing phase.

All required modifications to the Company's main operating system were completed in December 1998. This system was thoroughly tested and the modifications were implemented into the production environment. The Company has installed an upgraded, vendor-certified year 2000 compliant version of its accounting system. The Company's own internal verification and validation testing for year 2000 compliance of the accounting system was completed in May 1999. With respect to these two systems, the Company does not anticipate that the Year 2000 Issue will materially impact its operations or operating results.

As of August 23, 1999, the Company had 13 remote operating systems in place. One of these systems utilizes a customized business software application that the Company is testing for year 2000 compliance. The remaining 12 systems utilize commercially available business software applications. Of these 12 systems, nine are certified year 2000 compliant by their vendors. The remaining three systems are expected to be converted by October 31, 1999 to one of the nine vendor-certified year 2000 compliant systems that are expected to be in use on January 1, 2000.

The Company has successfully completed its own internal verification and validation testing for year 2000 compliance on six of the nine vendor-certified year 2000 compliant systems that are expected to be in use on January 1, 2000. The tested systems support approximately 90% of the Company's business volume. Testing of the remaining three systems is currently underway and is expected to be completed by October 31, 1999. All additional remote operating systems added after August 23, 1999 as a result of the Company's acquisition program will be assessed, remediated and tested to the extent that is necessary to ensure year 2000 compliance, or converted to one of the Company's systems that is expected to be year 2000 compliant.

Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $2 million. Approximately 50% of these costs were incurred through July 31, 1999 and the remaining costs are expected to be incurred through March 2000. The estimate of $2 million excludes certain costs of converting remote operating systems to the Company's other year 2000 compliant systems, because such costs are not expected to be material or the conversion is scheduled to be performed as part of the Company's normal integration activities. Approximately $1 million of the estimated total pretax costs of $2 million are personnel and other expenses related to the Company's Year 2000 Project Team, which is

                                Page 13
expected to remain intact through the turn of the century. The remaining estimated cost of $1 million is expected to be incurred primarily in connection with the remediation and testing of the Company's remote operating systems.

The Company has contacted its major suppliers, customers and service providers regarding their Year 2000 Issues to assess the risk of these entities not being able to continue to provide goods and services to the Company. Through July 31, 1999, approximately 44% of the entities contacted have responded. Of those entities who have responded, approximately 50% have indicated that their systems are year 2000 compliant, and the remaining entities have indicated that they have programs in place to address their respective organization's Year 2000 Issues. The Company plans to continue to evaluate the year 2000 readiness of its major suppliers, customers and service providers.

The Company believes its planning efforts are adequate to address the Year 2000 Issue. There are, however, certain risks that the Company cannot directly control, including the readiness of its major suppliers, customers and service providers. Failure on the part of any of these entities to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of materials, disruptions in its customers' ability to conduct business and interruptions to the Company's daily operations. There can be no guarantee that the systems of other third parties on which the Company's systems and operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in (i) interest rates on outstanding variable-rate debt and (ii) the prices of certain of the Company's products whose manufacture is reliant on certain commodities.

Interest Rate Risk

At July 31, 1999, the Company had approximately $272.9 million of outstanding variable-rate debt. Based upon an assumed 10% increase or decrease in interest rates from their July 31, 1999 levels, the market risk with respect to the Company's variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.

Commodity Price Risk

The Company is affected by price fluctuations in stainless steel, nickel alloys, copper, aluminum, plastic and other commodities. Such commodity price fluctuations have from time to time created cyclicality in the financial performance of the Company and could continue to do so in the future. The Company seeks to minimize the effects of commodity price fluctuations through (i) economies of purchasing and inventory management resulting in cost reductions, maintenance of minimum economic reorder points, and productivity improvements and (ii) price increases to maintain reasonable profit margins. Additional information with respect to the Company's commodity price risk is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

                          HUGHES SUPPLY, INC.

                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 19, 1999. At the Annual Meeting, holders of 19,901,950 shares of the Company's common stock were present in person or by proxy. At the Annual Meeting, Messrs. William P. Kennedy, David H. Hughes and Vincent
S. Hughes were elected directors of the Company to hold office until the 2002 Annual Meeting and until the election and qualification of their respective successors or until the earlier of their death, resignation or removal. The tabulation of the votes present in person or by proxy at the Annual Meeting with respect to each nominee for office was as follows:

                                                  Authority
                                   For            Withheld


William P. Kennedy             18,375,998         1,525,952
David H. Hughes                18,366,498         1,535,452
Vincent S. Hughes              18,366,993         1,534,957

Messrs. John D. Baker II, A. Stewart Hall, Jr., Robert N. Blackford and
H. Corbin Day each continued their term of office as a director of the Company after the Annual Meeting.

The shareholders of the Company also voted on a proposal to amend the Directors' Stock Option Plan ("Proposal Two") to increase by 100,000 the number of shares with respect to which options may be granted under the plan and to provide for the grant of options to non-employee directors under the plan following each annual meeting of the shareholders. The tabulation of votes with respect to this proposal was as follows:

                                        Authority
                         For            Withheld            Abstain


Proposal Two         18,586,428         1,206,646           108,876

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

          27.1 Financial Data Schedule (filed electronically only).




                                Page 20
     (99) Additional exhibits.  Not applicable.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended July 31, 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUGHES SUPPLY, INC.


Date: September 14, 1999                By: /s/ David H. Hughes
                                        David H. Hughes, Chairman of
                                        the Board and Chief Executive
                                        Officer




Date: September 14, 1999                By: /s/ J. Stephen Zepf
                                        J. Stephen Zepf, Treasurer,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

               INDEX OF EXHIBITS FILED WITH THIS REPORT


10.4      Directors' Stock Option Plan, as amended.

27.1      Financial Data Schedule (filed electronically only).