Form 10-Q
period 1999-10-31
HUGHES SUPPLY INC
filed 1999-12-13
CIK 49029

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

                          Commission File No. 001-08772


                               HUGHES SUPPLY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        FLORIDA                                                  59-0559446
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

20 North Orange Avenue, Suite 200, Orlando, Florida                32801
---------------------------------------------------              ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK                OUTSTANDING AS OF NOVEMBER 29, 1999
        ------------                -----------------------------------
        $1 Par Value                             23,522,539

                               HUGHES SUPPLY, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                 Consolidated Balance Sheets as of
                 October 31, 1999 and January 29, 1999 .......................... 3-4

                 Consolidated Statements of Income for the
                 Three Months Ended October 31, 1999 and 1998 ................... 5

                 Consolidated Statements of Income for the
                 Nine Months Ended October 31, 1999 and 1998 .................... 6

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended October 31, 1999 and 1998..................... 7

               Notes to Consolidated Financial Statements ....................... 8-9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations .................... 10-15

Item 3.        Quantitative and Qualitative Disclosures about Market Risk ....... 16


                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K ................................. 17-20

               Signatures ....................................................... 21

               Index of Exhibits Filed with this Report.......................... 22

                                     Page 2

                               HUGHES SUPPLY, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           OCTOBER 31,    JANUARY 29,
                                                                              1999           1999
                                                                          -----------    -----------
ASSETS
Current Assets:
   Cash and cash equivalents                                              $     8,026    $     6,010
   Accounts receivable, less allowance for losses of $8,989 and $2,809        439,531        341,109
   Inventories                                                                476,564        409,734
   Deferred income taxes                                                       12,354          8,520
   Other current assets                                                        32,436         31,346
                                                                          -----------    -----------
      Total current assets                                                    968,911        796,719

Property and Equipment, Net                                                   142,233        127,632
Excess of Cost over Net Assets Acquired                                       241,495        181,622
Other Assets                                                                   21,372         17,540
                                                                           ----------     ----------
                                                                          $ 1,374,011    $ 1,123,513
                                                                          ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      OCTOBER 31,     JANUARY 29,
                                                                         1999            1999
                                                                      ----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                 $       270      $        39
   Accounts payable                                                      244,679          176,234
   Accrued compensation and benefits                                      32,236           25,029
   Other current liabilities                                              45,923           27,982
                                                                     -----------      -----------
      Total current liabilities                                          323,108          229,284

Long-Term Debt                                                           529,350          402,203
Deferred Income Taxes                                                      3,687            4,711
Other Noncurrent Liabilities                                               5,140            3,359
                                                                     -----------      -----------
      Total liabilities                                                  861,285          639,557
                                                                     -----------      -----------

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock                                                            --               --
   Common stock - 24,253,489 and 24,183,834 shares issued                 24,253           24,184
   Capital in excess of par value                                        221,274          219,558
   Retained earnings                                                     291,029          242,730
   Treasury stock, 730,950 and no shares, at cost                        (16,865)              --
   Unearned compensation related to outstanding restricted stock          (6,965)          (2,516)
                                                                     -----------      -----------
      Total shareholders' equity                                         512,726          483,956
                                                                     -----------      -----------
                                                                     $ 1,374,011      $ 1,123,513
                                                                     ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         THREE MONTHS ENDED OCTOBER 31,
                                              1999           1998
                                           ---------      ---------

Net Sales                                  $ 786,379      $ 659,045
Cost of Sales                                607,731        512,406
                                           ---------      ---------
Gross Profit                                 178,648        146,639
                                           ---------      ---------
Operating Expenses:
   Selling, general and administrative       130,056        104,012
   Depreciation and amortization               7,549          5,810
   Provision for doubtful accounts               785            562
                                           ---------      ---------
      Total operating expenses               138,390        110,384
                                           ---------      ---------

Operating Income                              40,258         36,255
                                           ---------      ---------
Non-Operating Income and (Expenses):
   Interest and other income                   2,000          1,518
   Interest expense                           (8,235)        (6,341)
                                           ---------      ---------
                                              (6,235)        (4,823)
                                           ---------      ---------

Income Before Income Taxes                    34,023         31,432
Income Taxes                                  13,780         12,282
                                           ---------      ---------
Net Income                                 $  20,243      $  19,150
                                           =========      =========
Earnings Per Share:

   Basic                                   $     .87      $     .80
                                           =========      =========
   Diluted                                 $     .87      $     .79
                                           =========      =========
Average Shares Outstanding:

   Basic                                      23,214         23,989
                                           =========      =========
   Diluted                                    23,349         24,204
                                           =========      =========

Dividends Per Share                        $    .085      $    .085
                                           =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          NINE MONTHS ENDED OCTOBER 31,
                                               1999            1998
                                           -----------      -----------

Net Sales                                  $ 2,272,563      $ 1,935,626
Cost of Sales                                1,761,384        1,510,869
                                           -----------      -----------
Gross Profit                                   511,179          424,757
                                           -----------      -----------
Operating Expenses:
   Selling, general and administrative         379,213          309,616
   Depreciation and amortization                21,500           16,919
   Provision for doubtful accounts               3,055            1,888
                                           -----------      -----------
      Total operating expenses                 403,768          328,423
                                           -----------      -----------

Operating Income                               107,411           96,334
                                           -----------      -----------
Non-Operating Income and (Expenses):
   Interest and other income                     6,728            4,747
   Interest expense                            (22,537)         (18,950)
                                           -----------      -----------
                                               (15,809)         (14,203)
                                           -----------      -----------

Income Before Income Taxes                      91,602           82,131
Income Taxes                                    37,099           31,605
                                           -----------      -----------
Net Income                                 $    54,503      $    50,526
                                           -----------      -----------
Earnings Per Share:

   Basic                                   $      2.32      $      2.12
                                           ===========      ===========
   Diluted                                 $      2.31      $      2.10
                                           ===========      ===========

Average Shares Outstanding:

   Basic                                        23,458           23,840
                                           ===========      ===========
   Diluted                                      23,606           24,085
                                           ===========      ===========

Dividends Per Share                        $      .255      $      .245
                                           ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                NINE MONTHS ENDED OCTOBER 31,
                                                                                     1999            1998
                                                                                   ---------      ---------
Cash Flows from Operating Activities:

   Net income                                                                      $  54,503      $  50,526
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                21,500         16,919
         Provision for doubtful accounts                                               3,055          1,888
         Other, net                                                                     (728)          (249)
   Changes in assets and liabilities, net of effects of business acquisitions:
         (Increase) in accounts receivable                                           (73,708)       (69,053)
         (Increase) in inventories                                                   (48,407)       (18,327)
         (Increase) in other current assets                                             (407)        (9,589)
         (Increase) in other assets                                                   (6,236)        (3,809)
         Increase in accounts payable and accrued liabilities                         65,296         17,258
         Increase in accrued interest and income taxes                                11,585          7,573
         Increase in other noncurrent liabilities                                         43          3,652
         (Increase) decrease in net deferred income taxes                             (4,155)         1,049
                                                                                   ---------      ---------
            Net cash provided by (used in) operating activities                       22,341         (2,162)
                                                                                   ---------      ---------

Cash Flows from Investing Activities:
   Capital expenditures                                                              (23,704)       (20,753)
   Proceeds from sale of property and equipment                                        4,049          6,216
   Business acquisitions, net of cash                                                (86,501)        (9,507)
                                                                                   ---------      ---------
            Net cash used in investing activities                                   (106,156)       (24,044)
                                                                                   ---------      ---------

Cash Flows from Financing Activities:
   Net borrowings (payments) under short-term debt arrangements                      127,072         (5,145)
   Principal payments on debt of acquired entities                                   (14,646)       (11,345)
   Proceeds from issuance of long-term debt                                               --         50,000
   Dividends paid                                                                     (6,043)        (6,783)
   Purchase of treasury stock                                                        (21,229)            --
   Other                                                                                 677           (712)
                                                                                   ---------      ---------
            Net cash provided by financing activities                                 85,831         26,015
                                                                                   ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                   2,016           (191)
Cash and Cash Equivalents, Beginning of Period                                         6,010          8,204
                                                                                   ---------      ---------
Cash and Cash Equivalents, End of Period                                           $   8,026      $   8,013
                                                                                   =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of October 31, 1999, the results of operations for the three and nine months ended October 31, 1999 and 1998, and cash flows for the nine months then ended. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

        The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three and nine months ended October 31, 1999 and 1998 each contained 13 weeks and 39 weeks, respectively.

        Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. In calculating diluted earnings per share, the weighted-average number of shares outstanding was adjusted to include dilutive potential common shares of 135,000 and 215,000 for the three months ended October 31, 1999 and 1998, respectively, and 148,000 and 245,000 for the nine months ended October 31, 1999 and 1998, respectively.

2. During the nine months ended October 31, 1999, the Company acquired six wholesale distributors of materials to the construction industry that were accounted for as purchases. Cash payments for these acquisitions totaled $86.5 million, which resulted in $64.5 million being recorded as the excess of cost over the fair value of net assets acquired. This excess of cost over net assets acquired is being amortized by the straight-line method over 15 to 40 years. These acquisitions, individually and in the aggregate, did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

3. On March 15, 1999, the Board of Directors authorized the Company to repurchase up to 2.5 million of its outstanding shares of common stock. During the nine months ended October 31, 1999, the Company repurchased 921,100 shares of its common stock for a total cost of $21.2 million at an average purchase price of $23.05 per share.

                               HUGHES SUPPLY, INC.

            (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. On March 1, 1999, the Company entered into two new lines of credit for short-term borrowing totaling $25,000. These lines of credit in effect replace the Company's $25,000 line of credit established on September 30, 1998. There were no amounts outstanding under these lines of credit as of October 31, 1999.

        On September 29, 1999, the Company executed amendments to its January 26, 1999 credit agreement. As a result of these amendments, the revolving credit facility was increased by $50,000 and the termination date of the line of credit agreement was extended to July 24, 2000.

                               HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which affected the financial condition of the Company as of October 31, 1999, and the results of operations for the three and nine months then ended.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NET SALES

Net sales were $786 million for the quarter ended October 31, 1999, a 19% increase over the prior year's third quarter. Net sales for the nine months ended October 31, 1999 were $2.3 billion, a 17% increase over the first nine months of the prior fiscal year. The majority of the increase in net sales for the three and nine month periods was attributable to branches acquired and opened after January 31, 1998. The remainder of the increase was attributable to same-store sales, which were up 8% and 6% for the three and nine months ended October 31, 1999, respectively.

The increase in same-store sales for the nine month period was attributable to the (i) continued overall strength of the construction market, (ii) increases in pool and spa product sales due to increased market penetration and (iii) growth in electric utility product sales resulting from increased spending by utility companies due to the anticipated deregulation within their industry. These increases were partially offset by declines in industrial product demand and deflationary pricing within certain of the Company's commodity-based products. For the third quarter, same-store sales growth improved by five percentage points to 8%, up from the 3% growth experienced in the Company's second quarter. This increase was attributable to the (i) continued overall strength of the construction markets, (ii) the receipt of water and sewer products that were in a shortage of supply during the second quarter and (iii) improved pricing with respect to certain of the Company's commodity-based products.

GROSS PROFIT

Gross profit and gross margin for the three and nine months ended October 31, 1999 and 1998 were as follows (dollars in thousands):

                            1999                  1998
                     ------------------    ------------------        VARIANCE
                      GROSS      GROSS      GROSS      GROSS     -----------------
                      PROFIT     MARGIN     PROFIT     MARGIN     AMOUNT        %
                     --------    ------    --------    ------    --------     -----
Three months ended   $178,648     22.7%    $146,639     22.3%    $ 32,009     21.8%
Nine months ended    $511,179     22.5%    $424,757     21.9%    $ 86,422     20.3%


The improvement in gross margins resulted from several factors, including the Company's expansion of higher-margin product groups through acquisitions, efficiencies created with central distribution centers and enhanced purchasing power. The enhanced purchasing power was attributable to increased volume and concentration of supply sources as part of the Company's preferred vendor program.

Although the gross margin percentage increased for the nine months ended October 31, 1999, total gross profit dollars for the period was negatively impacted by declines in pricing of certain commodity-based products. The lower pricing was the result of deflationary pressure over the past year on the pricing of certain of the Company's products whose manufacture is reliant on certain commodities, including stainless steel, nickel alloys, copper, aluminum and plastic. For the third quarter, the Company experienced a slight overall improvement in pricing for these products, which resulted in a positive effect on total gross profit dollars.

OPERATING EXPENSES

Operating expenses for the three and nine months ended October 31, 1999 and 1998 were as follows (dollars in thousands):


                              1999                  1998
                      -------------------   -------------------       VARIANCE
                                  % OF                 % OF      ------------------
                      AMOUNT    NET SALES   AMOUNT    NET SALES   AMOUNT        %
                     --------   ---------  --------   ---------  --------     -----
Three months ended   $138,390    17.6%     $110,384     16.7%    $ 28,006     25.4%
Nine months ended    $403,768    17.8%     $328,423     17.0%    $ 75,345     22.9%

The increases in operating expenses as a percent of net sales for the three and nine month periods ended October 31, 1999 were primarily due to (i) higher personnel costs in connection with increased personnel headcount resulting from higher volume levels of activity, wage increases, and the Company's employee retention activities and (ii) increased information technology spending and conversion costs as the Company continues its program of upgrading information technology systems. The Company believes its investment in these initiatives will provide a platform for future growth and enable it to realize more administrative synergies from past and future acquisitions.

INTEREST EXPENSE

Interest expense was $8.2 million and $22.5 million for the three and nine month periods ended October 31, 1999, respectively, compared to $6.3 million and $19.0 million for the same periods in the prior year, respectively. The increases were primarily the result of higher borrowing levels, partially offset by lower interest rates. The higher borrowing levels were primarily due to the Company's
(i) expansion through business acquisitions, which has been funded by debt financing, and (ii) share repurchases.

INCOME TAXES

The effective income tax rates for the three and nine month periods ended October 31, 1999 and 1998 were as follows:

                                             1999                    1998
                                            ------                  ------
Three months ended                           40.5%                   39.1%
Nine months ended                            40.5%                   38.5%


The increases in effective rates for the three and nine month periods are primarily the result of increased levels of non-deductible goodwill associated with the Company's acquisition program. Another factor in the increase for the nine month period was the Company's merger with Winn-Lange Electric, Inc. ("Winn-Lange") on June 30, 1998. Prior to the merger, Winn-Lange was a Subchapter S corporation and therefore, not subject to corporate income tax. Winn-Lange's Subchapter S corporation status terminated upon the merger with the Company.

NET INCOME

Net income for the third quarter increased 6% to $20.2 million. Diluted earnings per share for the quarter was $0.87 compared to $0.79, a 10% increase over the prior year period.

For the nine months ended October 31, 1999, net income was $54.5 million, an 8% increase over the prior year's comparable period. Diluted earnings per share for the nine months ended October 31, 1999 increased 10% to $2.31, up from $2.10 in the prior year's comparable period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $22.3 million for the nine months ended October 31, 1999 compared to $2.2 million of net cash used in operations for the nine months ended October 31, 1998. This change was primarily the result of an increase in accounts payable and accrued liabilities resulting from the Company's cash management efforts.

The Company's expenditures for property and equipment were $23.7 million for the nine months ended October 31, 1999 compared to $20.8 million for the nine months ended October 31, 1998. Of these expenditures, $3.3 million and $4.3 million, respectively, were related to information technology outlays. Capital expenditures for property and equipment, excluding amounts for business acquisitions, are expected to be approximately $30 million for fiscal 2000.

Proceeds from the sale of property and equipment decreased from $6.2 million for the nine months ended October 31, 1998 to $4.0 million for the nine months ended October 31, 1999. This decrease was primarily due to the $5.4 million in proceeds received from the sale and subsequent lease-back of certain computer hardware during the nine months ended October 31, 1998, as compared to the $2.5 million in proceeds received during the nine months ended October 31, 1999 from the sale and subsequent lease-back of certain computer hardware.

Cash payments for business acquisitions accounted for as purchases totaled $86.5 million for the nine months ended October 31, 1999 compared to $9.5 million in the prior year period. These outlays represent six wholesale distributors acquired and accounted for as purchases in the current nine month period and three wholesale distributors acquired as such in the prior year period.

Principal reductions on debt of acquired entities were $14.6 million for the nine months ended October 31, 1999 compared to $11.3 million for the same period in the prior year. Dividend payments were $6.0 million and $6.8 million during the nine months ended October 31, 1999 and 1998, respectively. Dividend payments of $6.8 million during the nine months ended October 31, 1998 included cash dividends of pooled companies totaling $1.2 million.

On March 15, 1999, the Board of Directors authorized the Company to repurchase up to 2.5 million of its outstanding shares of common stock. During the nine months ended October 31, 1999, the Company repurchased 921,100 shares of its common stock for a total cost of $21.2 million at an average purchase price of $23.05 per share.

In March 1999, the Company entered into two new lines of credit for short-term borrowing totaling $25,000. These lines of credit in effect replace the Company's $25,000 line of credit established on September 30, 1998. There were no amounts outstanding under these lines of credit as of October 31, 1999.

In September 1999, the Company executed amendments to its January 26, 1999 credit agreement. As a result of these amendments, the revolving credit facility was increased by $50,000 and the termination date of the line of credit agreement was extended to July 24, 2000.

As of October 31, 1999, the Company had approximately $74 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company also believes it has sufficient borrowing capacity to take advantage of growth and business acquisition opportunities and to fund share repurchases in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock.

YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. As the century date change occurs, these programs may recognize the year 2000 as 1900, or not at all. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue").

The Company has developed plans to address its possible exposures related to the impact of the Year 2000 Issue on each of its internal systems and those of third parties. These plans were implemented using internal personnel.

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

As of November 11, 1999, the Company had 14 remote operating systems in place. One of these systems utilizes a customized business software application that the Company has successfully tested for year 2000 compliance. The remaining 13 systems utilize commercially available business software applications that are certified year 2000 compliant by their vendors.

The Company has successfully completed its own internal verification and validation testing for year 2000 compliance on nine of the thirteen vendor-certified year 2000 compliant systems that are expected to be in use on January 1, 2000. The tested systems support over 98% of the Company's business volume. Vendor certification has been accepted on the remaining four systems and no internal verification and validation testing will be performed by the Company.

With respect to all the business systems and the accounting system, the Company does not anticipate that the Year 2000 Issue will materially impact its operations or operating results.

Currently, the Company does not anticipate the addition of any remote operating systems after November 11, 1999. In the event any additional systems are added as a result of the Company's acquisition program, they will be assessed, remediated and tested to the extent that is necessary to ensure year 2000 compliance, or converted to one of the Company's systems that is expected to be year 2000 compliant.

Management estimates total pretax costs relating to the Year 2000 Issue to be approximately $2 million. Approximately 55% of these costs were incurred through October 31, 1999 and the remaining costs are expected to be incurred through March 2000. The estimate of $2 million excludes certain costs of converting remote operating systems to the Company's other year 2000 compliant systems, because such costs are not expected to be material or the conversion is scheduled to be performed as part of the Company's normal integration activities. Approximately $1 million of the estimated total pretax costs of $2 million are personnel and other expenses related to the Company's Year 2000 Project Team, which is expected to remain intact through the turn of the century. The remaining estimated cost of $1 million is expected to be incurred primarily in connection with the remediation and testing of the Company's remote operating systems.

The Company has contacted its major suppliers, customers and service providers regarding their Year 2000 Issues to assess the risk of these entities not being able to continue to provide goods and services to the Company. The Company will continue to evaluate the year 2000 readiness of its major suppliers, customers and service providers.

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

                               HUGHES SUPPLY, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in (i) interest rates on outstanding variable-rate debt and (ii) the prices of certain of the Company's products whose manufacture is reliant on certain commodities.

INTEREST RATE RISK

At October 31, 1999, the Company had approximately $301.3 million of outstanding variable-rate debt. Based upon an assumed 10% increase or decrease in interest rates from their October 31, 1999 levels, the market risk with respect to the Company's variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.

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

                       SUB-ITEM           PROPERTY
                       --------           --------

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

                (e)   Lease dated March 11, 1992, incorporated by reference to
                      Exhibit 10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

                       SUB-ITEM           PROPERTY
                       --------           --------

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

        10.11 Revolving Credit Agreement, dated as of January 26, 1999 and amended on September 29, 1999, by and among the Company and a group of banks. The Revolving Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

        10.12 Line of Credit Agreement, dated as of January 26, 1999 and amended on September 29, 1999, by and among the Company and a group of banks. The Line of Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

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

               27.1 Financial Data Schedule (filed electronically only).

        (99)   Additional exhibits. Not applicable.

        (b)    REPORTS ON FORM 8-K
               -------------------

               There were no reports on Form 8-K filed during the quarter ended October 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HUGHES SUPPLY, INC.

Date: December 13, 1999                    By: /S/ DAVID H. HUGHES
                                              -----------------------
                                                  David H. Hughes, Chairman of
                                                  the Board and Chief Executive
                                                  Officer

Date: December 13, 1999                    By: /S/ J. STEPHEN ZEPF
                                              -----------------------
                                                  J. Stephen  Zepf, Treasurer,
                                                  Chief Financial Officer and
                                                  Chief Accounting Officer

                    INDEX OF EXHIBITS FILED WITH THIS REPORT
                    ----------------------------------------

3.2       Composite By-Laws, as amended.

10.4      Directors' Stock Option Plan, as amended.

10.11 Revolving Credit Agreement, dated as of January 26, 1999 and amended on September 29, 1999, by and among the Company and a group of banks. The Revolving Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

10.12 Line of Credit Agreement, dated as of January 26, 1999 and amended on September 29, 1999, by and among the Company and a group of banks. The Line of Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

27.1      Financial Data Schedule (filed electronically only).