Form 10-K
period 2000-01-28
HUGHES SUPPLY INC
filed 2000-04-26
CIK 49029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

Commission File No.  001-08772

                               HUGHES SUPPLY, INC.
                               -------------------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
    Title of each class                            on which registered
    -------------------                            -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $347,827,104 as of April 14, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 23,589,078 shares of Common Stock ($1.00 par value) as of April 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Part I    -    Annual  Report to  Shareholders  for the  fiscal  year ended
                      January 28, 2000 (designated portions).

     Part II   -    Annual  Report to  Shareholders  for the  fiscal  year ended
                      January 28, 2000 (designated portions).

     Part III  -    Definitive  Proxy  Statement for the 2000 Annual  Meeting of
                      Shareholders (designated portions).

     Part IV   -    Annual  Report to  Shareholders  for the  fiscal  year ended
                      January 28, 2000 (designated portions).

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business .........................................................    4

Item 2.  Properties .......................................................   15

Item 3.  Legal Proceedings ................................................   15

Item 4.  Submission of Matters to a Vote of Security Holders...............   15

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters ..............................................   16

Item 6.  Selected Financial Data ..........................................   16

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................   16

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   16

Item 8.  Financial Statements and Supplementary Data ......................   17

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ..............................   17

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................   18

Item 11. Executive Compensation ...........................................   18

Item 12. Security Ownership of Certain Beneficial Owners and Management ...   18

Item 13. Certain Relationships and Related Transactions ...................   18

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   19

         Signatures .......................................................   23

         Index to Consolidated Financial Statements and Schedules .........   24

         Index of Exhibits Filed with this Report .........................   25

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Hughes Supply, Inc. (as used throughout this report, "Hughes Supply," the "Company" or the "Registrant" refers to Hughes Supply, Inc. and its subsidiaries, except where the context otherwise requires) is one of the largest diversified wholesale distributors of construction and industrial materials, equipment and supplies to commercial construction, residential construction, industrial and public infrastructure markets in North America. Hughes Supply operates primarily in the southeastern, southwestern and midwestern United
States. The Company, founded in 1928, distributes over 250,000 products, representing five major product categories, through 488 branches and distribution centers located in 32 states and Mexico.

     The Company focuses on distributing products that leverage its strengths in inventory management, specialized sales forces by product group, distribution and logistics, credit management, information technology and mergers and acquisitions. The Company has increasingly focused on value-added products and services, including integrated supply arrangements, fabrication, facilities, management and the development of national accounts.

     The Company employs a specialized and experienced sales force for each of its product groups to best serve its customers. Management believes that no other company competes against Hughes Supply across all of its product groups. The Company sells its products to customers in the commercial construction, residential construction, public infrastructure and industrial markets.

     At the commencement of fiscal year 2001, Hughes Supply completed its planned reorganization into five strategic business units ("SBUs"), each of which is led by a group president and includes a staff dedicated to the unit. An SBU is organized around each of the following five broad product categories:

     -    Electrical and Electric Utility;
     -    Plumbing/Heating, Ventilation, and Air Conditioning ("HVAC");
     -    Water and Sewer;
     -    Industrial Pipe, Valves and Fittings ("Industrial PVF"); and
     -    Building Materials/Pool and Spa/Maintenance Supplies.

     This improved product-driven organizational structure is designed to enhance the Company's already strong, competitive position in the marketplace by intensifying the Company's focus on satisfying customer needs, strengthening vendor relationships and streamlining the decision-making processes at the Company.

     In recent years, the Company has centered its internal growth and growth through acquisitions around customer groups and products which help it to diversify geographically and product-wise, capturing more of the total construction dollar while focusing more on products used in repair, maintenance, replacement and renovation applications. These products generally offer higher margins and are less dependent on new construction. Management believes that the Company's product, market and geographic diversification helps reduce the impact of economic cycles on its net sales and profitability.

INDUSTRY OVERVIEW

     Based on estimates available to the Company, industry sales in the United States of products sold by the Company exceeded $200 billion in 1999, and no wholesale distributor of these products accounted for more that 5% of the total market.

     Many local and regional distributors are privately-owned, relationship-based companies. Such distributors often have limited purchasing power, lack sufficient resources to offer broad product lines and multiple brands, and lack the sophisticated inventory management and control systems necessary to operate multiple branches efficiently. As a result, such distributors target their services to a particular type or size of customer and/or a particular product group. To counter the limitations experienced by small distributors, certain wholesale distributors, including the Company, have grown considerably through acquisitions. This expansion has enabled Hughes Supply to service various sizes and types of customers and multiple product groups and diversify its sales across various types of construction and users of its products.

     Because of Hughes Supply's strong competitive position, its size and its management infrastructure, management believes that the Company is well positioned to continue to benefit from consolidation trends within the wholesale distribution business.

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

GROWTH STRATEGY

     Hughes Supply's growth strategy consists of internal and acquisition-led growth.

     Internal Growth

     Hughes Supply has grown internally through increases in same-store sales and the opening of new branches. Same store sales increases have been attributable to new product introductions within existing branches, such as fire protection equipment and concrete fabrication products, fiber-optic products and the higher value-added services such as integrated supply, national account business or complete warehouse management contracts. Since January 27, 1995, Hughes Supply has opened 83 new branches. New branches are generally opened to fill in existing market areas or to accommodate the split out of multiple product group branches.

     Acquisitions

     Hughes Supply pursues an active acquisition strategy to capitalize on the large, growing and highly-fragmented markets in which it competes. Since January 27, 1995, the Company has completed 58 acquisitions representing 228 branches. Hughes Supply's acquisition strategy focuses on acquiring profitable, private, wholesale distribution businesses with strong management teams and well-developed market positions and customer relationships. Hughes Supply identifies acquisition targets that present growth opportunities and complement Hughes Supply's existing structure, allowing Hughes Supply to benefit from synergies resulting from the integration of these targets' operations with its own. Management believes that significant acquisition opportunities exist in each of its product categories. Hughes Supply categorizes its acquisitions as fill-in acquisitions or new market acquisitions:

     - Fill-in acquisitions include acquisitions of primarily small companies that distribute some of the same product groups as the Company in geographic areas already served by Hughes Supply. Since January 27, 1995, the Company has added 46 branches through 22 fill-in acquisitions, and the Company's management believes that significant additional fill-in acquisition opportunities are available.

     - New market acquisitions represent the addition of new product groups, primarily within the Company's existing product categories, or the entry into new geographic markets, or both. During the last five fiscal years, the Company has completed 36 new market acquisitions, adding 182 branches. During such period, the Company's principal acquisition criteria has been to:

               - add products and product groups with higher gross margins;

               - increase sales to the replacement and industrial markets (that tend to be less cyclical than new construction markets);

               -    achieve greater geographical diversification;

               -    develop   additional   opportunities   for  future
                    fill-in acquisitions and new branch openings; and

               - expand its current product offering from leading suppliers.

     Since January 29, 1999, the Company has acquired several wholesale distributors, including:

       (i)    W.C. Caye and Company,  Inc.,  significantly  increasing
              the  Company's   building   materials  business  in  new
              geographic markets;

       (ii) Reaction Supply Corporation, significantly increasing the fire protection part of the Company's water and sewer business in new geographic markets; and

       (iii) Western Utilities Supply Co., significantly expanding the Company's water and sewer business in new geographic markets.

     The following table summarizes the fill-in and new-market acquisitions completed by the Company since January 27, 1995:


                                            Type of       Date of       Number of       Location of              Major
         Company Acquired                 Acquisition   Acquisition      Branches        Operation          Product Categories
------------------------------------------------------------------------------------------------------------------------------------

Olander & Brophy, Inc.                    New market     March 1995          4              OH, PA          Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

Port City Electrical Supply, Inc.         Fill-in        March 1995          2              GA, SC          Electrical and Electric
                                                                                                            Utility

Elec-Tel Supply Company                   Fill-in        April 1995          1                GA            Electrical and Electric
                                                                                                            Utility

Various branches (1)                      Fill-in        June 1995 -         7          AL, FL, KY, NJ,     Electrical and Electric
                                                         December 1995                    SC, TN, VA        Utility; Plumbing/HVAC;
                                                                                                            Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

Moore Electric Supply, Inc.*              New market     July 1995           4              NC, SC          Electrical and Electric
                                                                                                            Utility

Atlantic Pump & Equipment Companies       Fill-in        September 1995      3                FL            Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

Florida Pipe & Supply Company*            New market     December 1995       -                FL            Industrial PVF

Waldorf Supply, Inc.                      Fill-in        February 1996       1                MD            Plumbing/HVAC

West Virginia Water and Waste             New market     March 1996          2                WV            Water and Sewer
Supply Co., Inc.

Electric Laboratories and Sales           New market     April 1996          3              IL, OH          Electrical and Electric
Corporation*                                                                                                Utility

PVF Holdings, Inc.                        New market     May 1996            16       GA, IL, LA, MO, NC,   Industrial PVF
                                                                                      NJ, TN, TX, UT, WA

Gayle Supply Company, Inc.*               Fill-in        May 1996            3                AL            Plumbing/HVAC

R & G Plumbing Supply, Inc.               Fill-in        May 1996            2                AL            Plumbing/HVAC

JuNo Industries, Inc. and J.I. Services   New market     September 1996      4              FL, GA          Plumbing/HVAC
Corporation*

Palm Pool Products, Inc.*                 New market     September 1996      2              MI, OH          Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

Coastal Wholesale, Inc.                   Fill-in        November 1996       1                FL            Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

J & J, Inc.                               New market     November 1996       2              GA, TX          Industrial PVF

Wholesale Electric Supply Corporation     New market     November 1996       2              NC, NY          Electrical and Electric
                                                                                                            Utility

Panhandle Pipe & Supply Co., Inc.*        Fill-in        December 1996       1                WV            Water and Sewer

Sunbelt Supply Company*                   New market     December 1996       8            LA, TX, VA        Industrial PVF

Metals, Incorporated, Stainless           New market     January 1997        3            AL, MO, OK        Industrial PVF
Tubular Products, Inc., and
Metals, Inc. - Gulf Coast Division*

Dixie Forming & Building                  New market     February 1997       5            NC, SC, VA        Building Materials/Pool
Specialities Incorporated                                                                                   & Spa/Maintenance
                                                                                                            Supplies

Gulf Pool Equipment Company               New market     February 1997       3            GA, OK, TX        Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

Dominion Pipe and Supply Company          New market     May 1997            1                VA            Water and Sewer
and Dominion Pipe Fabricators, Inc.*


                                            Type of       Date of       Number of       Location of              Major
         Company Acquired                 Acquisition   Acquisition      Branches        Operation          Product Categories
------------------------------------------------------------------------------------------------------------------------------------

Gilleland Concrete Products, Inc.         New market     June 1997           1                GA            Water and Sewer

Shrader Holding Co., Inc.*                New market     August 1997         3              AR, TX          Water and Sewer

Workman Developments, Inc.                New market     August 1997         1                WV            Plumbing/HVAC

Supply One                                Fill-in        September 1997      1                OH            Plumbing/HVAC

Allied Metals, Inc.                       New market     October 1997        1                TX            Industrial PVF

Virginia Water & Waste Supply             Fill-in        November 1997       1                VA            Water and Sewer
Company, Inc.*

Superior Concrete Products                Fill-in        December 1997       -                FL            Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

APPCO Process Equipment                   New market     December 1997       -                NC            Water and Sewer
Company

Mountain Country Supply, Inc.             New market     January 1998        10               AZ            Plumbing/HVAC

International Supply Company, Inc.        New market     January 1998        33               TX            Plumbing/HVAC; Water and
                                                                                                            Sewer
and affilitated operations

Merex Corporation                         New market     January 1998        2              TX, MX          Plumbing/HVAC

Chad Supply, Inc.*                        New market     January 1998        18       AL, FL, GA, KY, LA,   Building Materials/Pool
                                                                                        NC, OH, SC, TN      & Spa/Maintenance
                                                                                                            Supplies

San Antonio Plumbing                      Fill-in        March 1998          14               TX            Plumbing/HVAC
Distributors, Inc.*

United Supply Agencies                    New market     March 1998          1                TX            Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

Winn-Lange Electric, Inc.*                New market     June 1998           3                TX            Electrical and Electric
                                                                                                            Utility

Windward Supply, Inc.                     New market     August 1998         1                TX            Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

US Fusion, Inc.*                          New market     September 1998      1                LA            Plumbing/HVAC

Douglas Leonhardt and                     New market     October 1998        3            GA, NC, TN        Water and Sewer
Associates, Inc.

Municipal and Contractor Sales, Inc.      New market     November 1998       4                MD            Water and Sewer

Rainbow Sales Co., Inc.                   New market     December 1998       3              NC, VA          Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

Florida Electric Supply, Inc.             Fill-in        December 1998       1                FL            Electrical and Electric
                                                                                                            Utility

Kamen Supply Company, Inc.                New market     January 1999        10             CO, KS          Plumbing/HVAC

American Industrial Precast               New market     January 1999        2                TX            Water and Sewer
Products, Inc.


                                            Type of       Date of       Number of       Location of              Major
         Company Acquired                 Acquisition   Acquisition      Branches        Operation          Product Categories
------------------------------------------------------------------------------------------------------------------------------------

Stewart Supply Company, Inc.              Fill-in        February 1999       -              TX              Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

State Wholesale Supply, Inc.              Fill-in        March 1999          1              NC              Plumbing/HVAC

W.C. Caye and Company, Inc.               New market     March 1999          11       AL, FL, GA, SC        Building Materials/Pool
                                                                                                            & Spa/Maintenance
                                                                                                            Supplies

Turf Irrigation & Water Works             Fill-in        May 1999            4              AZ              Water and Sewer

Water Works Supply                        Fill-in        May 1999            2              VA              Water and Sewer

Reaction Supply Corporation               New market     September 1999      8          AZ, CA, NV          Water and Sewer

Plumbing & Mechanical Supply              Fill-in        October 1999        1              FL              Plumbing/HVAC
Company, Inc.

Western Utilities Supply Co., Inc.        New market     February 2000       7          AK, MT, WA          Water and Sewer
                                                                            ---

                                           TOTAL                            228
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

     At the commencement of fiscal 2001, Hughes Supply completed its planned reorganization centered solely around the Company's main product categories by creating five SBUs, each of which is led by a group president. Under the reorganized structure, the Company's branches are grouped into territories, territories into districts, and districts into SBUs. Territory managers generally have oversight responsibility for branches within a territory as well as direct responsibility for a specific branch within the territory. District managers have two or more territory managers who report to them and regional managers have two or more district managers who report to them. Before the reorganization, the Company was organized into regions which were mixtures of geographic and product group categories. The Company's prior organizational structure also differed in that district and territory managers reported to the Company's Regional Vice Presidents who, in turn, reported to the Company's President. Management believes that this reorganization will provide improved support for the Company's expected future growth through acquisitions, create increased customer focus and vendor recognition by product category and improve and accelerate decision making while increasing the overall administrative efficiency.

     Key elements of the Company's operating strategy include:

          Local Market Focus. Hughes Supply has organized its branches as autonomous, decentralized branches capable of meeting local market needs and offering competitive prices. Each branch handles one or more of the Company's product groups and operates as a separate profit center with its own experienced sales force which is specialized by product group. Each branch manager has the authority and responsibility to set pricing, tailor the inventory offering and mix, as well as the nature of services offered, to meet the local market demand. In addition, each branch manager is responsible for purchasing, maintaining adequate inventory levels, cost controls and customer relations. A substantial portion of a branch manager's compensation is dependent on his branch's financial performance. The Company has been able to tailor its branch size and product offerings to meet perceived market demand. As a result, the Company successfully operates branches in secondary cities where management believes it has achieved significant market share and in larger metropolitan areas where it has established a sound market presence.

          Superior Customer Service. Substantially all of Hughes Supply's sales are to professional customers with whom the Company has developed long-term relationships. These relationships are based on the Company's history of providing superior service, which creates trust. Customer services provided by the Company include credit, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, technical product services (including blueprint take-off and computerized order quotes) and assistance with product returns.

          Comprehensive and Diversified Product Groups. As part of its emphasis on superior customer service, the Company offers more that 250,000 products in its product categories at competitive prices. Distribution of a wide variety of products within each product category helps the Company's customers manage their inventory, arrange for consolidated delivery requirements and provide a greater portion of total job specifications. The depth and breadth of the Company's product categories generally permits it to make add-on sales of higher margin, non-commodity items. The Company is diversified across multiple product categories, geographic regions and various sectors of the construction industry (such as commercial, residential, public infrastructure and industrial), which lessens its dependence upon market conditions applicable to any of its product categories or any single sector of the construction industry. Such product diversification provides opportunities for the Company to participate in multiple phases of construction projects, capturing more of the total construction spending dollar and spanning the entire construction cycle.

          Well-Trained and Experienced Workforce. The Company has implemented extensive employee recruiting and training programs to ensure that its employees have the skill levels necessary to compete effectively in today's marketplace. The Company utilizes in-depth training seminars covering basic and advanced product knowledge, as well as multiple levels of selling, purchasing, negotiating and management skills workshops. The Company has also developed a recruiting and training program to increase the number of qualified applicants introduced into its management and sales ranks. The Company generally has experienced a low rate of turnover within its management and sales force ranks. As a result, the Company's corporate management group, branch managers, outside sales representatives and inside sales account executives have considerable experience with the Company.

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

          Volume Purchasing Power. The Company established its Preferred Vendor Program in 1991 to more effectively leverage its purchasing power. This program has reduced the number of vendors and has resulted in stronger, more strategic relationships with a more concentrated group of vendors. The concentration of vendors has also improved the Company's ability to assure more timely delivery, reduce errors, and to obtain better terms and greater financial incentives. Other programs currently being employed with vendors include vendor-managed inventory systems, bar coding, and electronic exchange of purchase orders and invoices.

PRODUCTS

     The Company distributes products in the following five main product categories:

     -    Electrical/Electric   Utility:   Electrical   supplies;   residential,
          commercial, and industrial electrical fixtures and other specialty fixtures; and electric utility supplies and related hardware;

     - Plumbing/HVAC: Plumbing fixtures and related fittings; plumbing accessories and supplies; residential, commercial and industrial water heaters; HVAC equipment; and refrigeration equipment, supplies and service parts;

     - Water and Sewer: Waterworks and industrial supplies; pre-cast concrete tested utility and fire line vaults; and fire protection fabrication and supplies and related hardware and accessories;

     - Industrial PVF: Mechanical and welded pipe, valves and fittings; high performance valves; specialty pipe; and stainless steel and other high alloy pipe, plate, valves and fittings; and

     -    Building     Materials/Pool    and    Spa/    Maintenance    Supplies:
          Concrete-forming products, tools, forms and accessories; road and bridge products; above-ground and in-ground pool packages; cleaning equipment and water treatment supplies; and multi-family housing maintenance supplies.

SALES AND MARKETING

     The Company employs approximately 950 outside sales representatives who call on and work with professional buyers such as architects, engineers, manufacturers' representatives, purchasing agents, plant superintendents, foremen and job specifiers for contractors and subcontractors. The Company's outside sales representatives provide product specifications and usage data, design alternatives, and job quotes to professional buyers in an effort to assist them in fulfilling their material needs. This sales force also assists with custom design projects for customers providing assistance through brainstorming, story boarding, graphic design and photography.

     Approximately 680 inside account executives expedite orders, deliveries, quotations, requests for pricing and the release of products for delivery. Most orders and shipment releases are delivered by the Company's trucks to the customers' offices, job sites or plants.

DISTRIBUTION AND LOGISTICS

     The Company's distribution network consists of branches and distribution centers in the United States (483) and Mexico (5). The efficient operation of the Company's distribution network is critical in providing quality service to its specialized customer base. The Company's distribution centers and the branches connected to a distribution center, use technology in warehouse management to optimize receiving, inventory control, picking, packing and shipping functions. The Company's purchasing agents in its branches use a computerized inventory system to monitor stock levels, while central distribution centers in Florida, Georgia and Arizona provide purchasing assistance as well as a broad stock of inventory which supplements the inventory of the branches. In addition, the Company uses several of its larger branches in other parts of the country as distribution points for certain product lines.

CUSTOMERS AND SUPPLIERS

     The Company currently serves over 125,000 customers, and no single customer accounts for more than 1% of total annual sales. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years. The substantial majority of customer orders are shipped from inventory at the Company's branches. The Company also accommodates special orders from its customers and facilitates the shipment of certain large volume orders directly from the manufacturer to the customer.

     The Company regularly purchases from over 11,000 manufacturers and suppliers of which approximately 750 are currently part of the Company's Preferred Vendor Program. The Company instituted this Preferred Vendor Program to leverage its existing relationships with a number of suppliers and to increase sales of their products in local markets through various initiatives, including sales promotions, cooperative marketing efforts, dedicated sales force and product exclusivity. In return, many of these key suppliers offer lower prices and rebate programs to the Company. The Company actively solicits volume-purchasing discounts and rebates from its preferred vendors and is constantly working to expand its Preferred Vendor Program. No single supplier accounted for more than 5% of the Company's total purchases during fiscal 2000.

INFORMATION TECHNOLOGY

     The Company's Information Technology systems are capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The Company's customers and sales representatives rely on these systems for real-time information on product pricing, inventory availability and order status. The systems also provide management with information relating to sales, inventory levels and customer payments, and with other data that is essential for the Company to operate efficiently and provide a high level of service to its customers. The Company believes that its continued investment in upgrading and consolidating its Information Technology systems is necessary to provide a platform to implement its e-commerce initiatives and to allow it to continue its strategic growth initiatives.

     Over the last three fiscal years, the Company has consolidated the number of operating systems from 35 to 15 and plans to reduce such number to seven by the end of fiscal year 2001. The Company believes that this consolidation allows for increased operational efficiencies, particularly in the area of working capital management, provides a means for decreasing transaction costs and provides the Company with the infrastructure necessary to realize administrative synergies associated with past and future acquisitions.

     Hughes Supply's multi-pronged approach to e-commerce strategy focuses upon:
(i) expanding net sales through greater customer reach, extended hours (i.e., 24/7/365) and broader product offerings; and (ii) lowering costs through streamlined selling, general and administrative costs, improved inventory management and lower product procurement costs. In addition, e-commerce solutions in the wholesale distribution business are ideally suited to national account programs and integrated supply chain management, important growth areas of the Company.

     The key elements of the Company's e-commerce initiatives are:

     - hughessupply.com: This web site, when fully operational, will enable the Company's customers to order products directly via electronic commerce, as well as allow the Company to place direct electronic orders with vendors for the majority of its products. Fulfillment will be done from the existing branch network. The overall reduction in paper flow is expected to reduce procurement costs. This site is currently being developed internally by the IT group.

     - supplyFORCE.com: The Company has committed to participate in a new advanced internet system organized by Affiliated Distributors, a cooperative of supply houses in which Hughes Supply is one of the largest members. This system will be an e-commerce site focused on national accounts and integrated supply targeted toward industrial customers and is expected to be operational during fiscal year 2001.

     - bestroute.com: The Company made a significant minority investment in bestroute.com, a new internet supply house that targets slower-moving, hard-to-find inventory items to industrial concerns and contractors on a national basis. bestroute.com's site became operational on March 31, 2000 and is currently serving as a source of industry information. The commerce part of this site is expected to become operational June 1, 2000.

COMPETITION

     Management believes that the Company is one of the largest wholesale distributors of its range of products in the United States and that no other company competes against it across all of its product groups. However, there is strong competition in each product group distributed by the Company. The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, pool and spa supplies, and contractors' tools. The principal competitive factors in the Company's business are product availability, pricing, technical knowledge as to application and usage, and advisory and other service capabilities which develop the trust factor needed in successful customer relationships.

INVENTORIES

     The Company is a wholesale distributor of construction and industrial materials and maintains significant inventories to meet rapid delivery requirements and to ensure a continuous allotment of goods from suppliers. As of January 28, 2000, inventories constituted approximately 36% of the Company's total assets.

EMPLOYEES

     As of January 28, 2000, the Company had approximately 7,800 employees consisting of approximately 15 executives, 1,840 managers, 1,630 sales personnel and 4,315 other employees, including truck drivers, warehouse personnel, office and clerical workers. Over the last year, the Company's work force has increased approximately 8% compared to the prior year as a result of business
acquisitions,   increased   sales   volume  and   personnel   required  for  its
administrative functions. The Company considers its relationship with its employees to be good.

FORWARD-LOOKING STATEMENTS

     Certain statements set forth in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this Report, the words "believe," "anticipate," `estimate," "expect," "may," "will," "should," "plan," "intend," "potential," "predict," "forecast," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. The foregoing should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained herein.

ITEM 2. PROPERTIES

     The Company leases approximately 52,000 square feet of an office building in Orlando, Florida for its headquarters. In addition, the Company owns or leases 488 facilities in 32 states and Mexico. The typical sales branch consists of a combined office and warehouse facility ranging in size from 3,000 to 50,000 square feet, with paved parking and storage areas. The Company also operates a computer center, three central distribution warehouses and a garage and trucking terminal.

     Additional information regarding owned and leased properties of the Company is set forth as Exhibit 99.1 to this Report.


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising in the normal course of its business. Management believes that none of these proceedings will have a material adverse impact on its financial condition, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 28, 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information with respect to the principal market for the Company's common stock, stock prices and dividend information is set forth under the caption "Corporate and Shareholder Information" and in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 28, 2000, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to selected financial data of the Company is set forth under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended January 28, 2000, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to the Company's financial condition, changes in financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 28, 2000, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to the Company's market risk is set forth under the section "Inflation and Changing Prices" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 28, 2000, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)  Financial Statements

     The financial statements filed with this report are set forth in the "Index to Consolidated Financial Statements and Schedules" following Part IV hereof.

     (b)  Selected Quarterly Financial Data

     Information with respect to selected quarterly financial data of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 28, 2000, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.


ITEM 9. CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON    ACCOUNTING  AND
        FINANCIAL DISCLOSURE

     The Company has not had any change in, or disagreement with, its accountants or reportable event which is required to be reported in response to this item.

                                    PART III


     All information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

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

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended January 28, 2000.

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

          3.2  Composite  By-Laws,  as amended,  incorporated  by  reference  to
               Exhibit 3.2 to Form 10-Q for the quarter ended October 31, 1999 (Commission File No. 001-08772).

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

          10.4 Directors'  Stock  Option  Plan,  as  amended,   incorporated  by
               reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 31, 1999 (Commission File No. 001-08772).

          10.5 Hughes Supply, Inc. Amended Senior Executives' Long-Term Incentive Bonus Plan, adopted January 25, 1996, incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

          10.6 Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to
               Exhibit 10.15 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

          10.7 Hughes Supply, Inc. 1997 Executive Stock Plan.

          10.8 Note Purchase Agreement, dated as of May 29, 1996, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit
               10.13 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

          10.9 Note Purchase Agreement, dated as of May 5, 1998, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit
               10.11 to Form 10-Q for the quarter ended April 30, 1998 (Commission File No. 001-08772).

         10.10 Revolving Credit Agreement, dated as of January 26, 1999 and amended on September 29, 1999, by and among the Company and a group of banks, incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended October 31, 1999 (Commission File No. 001-08772). The Revolving Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

         10.11 Line of Credit Agreement, dated as of January 26, 1999 and amended on September 29, 1999, by and among the Company and a group of banks, incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended October 31, 1999 (Commission File No. 001-08772). The Line of Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

         10.12 Bridge Revolving Credit Agreement, dated as of November 30, 1999, by and between the Company and SunTrust Bank, Central Florida, N.A.

     (11) Statement re computation of per share earnings. Not applicable.

     (12) Statements re computation of ratios. Not applicable.

     (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 28, 2000.

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

                                              HUGHES SUPPLY, INC.


                                           By: /s/ David H. Hughes
                                              ----------------------------------
                                               David H. Hughes, Chairman of
                                               the Board and Chief Executive
                                               Officer

                                               /s/ J. Stephen Zepf
                                              ----------------------------------
                                               J. Stephen Zepf, Treasurer,
                                               Chief Financial Officer and
                                               Chief Accounting Officer

Date: April 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David H. Hughes                              /s/ A. Stewart Hall, Jr.
----------------------------                     ------------------------
David H. Hughes                                  A. Stewart Hall, Jr.
April 24, 2000                                   April 24, 2000
(Director)                                       (Director)


/s/ John D. Baker II                             /s/ Vincent S. Hughes
----------------------------                     ----------------------
John D. Baker II                                 Vincent S. Hughes
April 24, 2000                                   April 24, 2000
(Director)                                       (Director)


/s/ Robert N. Blackford                          /s/ William P. Kennedy
----------------------------                     ----------------------
Robert N. Blackford                              William P. Kennedy
April 24, 2000                                   April 24, 2000
(Director)                                       (Director)


/s/ H. Corbin Day
----------------------------
H. Corbin Day
April 24, 2000
(Director)

                               HUGHES SUPPLY, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 28, 2000, are incorporated by reference:

                                                                          Annual
                                                                          Report
                                                                            Page
                                                                            ----


     Consolidated Statements of Income
      for the years ended January 28, 2000,
      January 29, 1999 and January 30, 1998                                  17

     Consolidated Balance Sheets as of
      January 28, 2000 and January 29, 1999                                  18

     Consolidated Statements of Shareholders'
      Equity for the years ended January 28, 2000,
      January 29, 1999 and January 30, 1998                                  19

     Consolidated Statements of Cash Flows for
      the years ended January 28, 2000,
      January 29, 1999 and January 30, 1998                                  20

     Notes to Consolidated Financial Statements                              21

     Report of Independent Certified
      Public Accountants                                                     30


All other schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes thereto.

                    INDEX OF EXHIBITS FILED WITH THIS REPORT



     10.7 Hughes Supply, Inc. 1997 Executive Stock Plan.

    10.12 Bridge Revolving Credit Agreement, dated as of November 30, 1999, by and between the Company and SunTrust Bank, Central Florida, N.A.

     13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 28, 2000.

     21.1 Subsidiaries of the Registrant.

     23.1 Consent of PricewaterhouseCoopers LLP.

     27.1 Financial Data Schedule (filed electronically only).

     99.1 Location of Facilities.