Form 10-K/A
period 2000-01-28
HUGHES SUPPLY INC
filed 2000-06-05
CIK 49029

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                  FORM 10-K/A
                                Amendment No. 1

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2000
                                       OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                      Commission file number:  001-08772

                             HUGHES SUPPLY, INC.
                             -------------------
             (Exact name of registrant as specified in its charter)

        Florida                                        59-0559446
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)

20 North Orange Avenue, Suite 200, Orlando, Florida       32801
    (Address of principal executive offices)           (zip-code)

Registrant's telephone number, including area code:   (407) 841-4755

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
                                                ---------------------
Title of Each Class                             on which registered
-------------------                             -------------------
Common Stock ($1.00 Par Value)			New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock ($1.00 Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing
requirements in the past 90 days.  YES      [X]         NO  [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Part I  - 	Annual Report to Shareholders for the fiscal year ended
                January 28, 2000 (designated portions).

Part II - 	Annual Report to Shareholders for the fiscal year ended
                January 28, 2000 (designated portions).

Part III- 	Definitive Proxy Statement for the 2000 Annual Meeting
                of Shareholders (designated portions).

Part IV- 	Annual Report to Shareholders for the fiscal year ended
                January 28, 2000 (designated portions).



                                 EXPLANATORY NOTE

     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended January 28, 2000, originally filed with the Commission on April 26, 2000, to include Exhibit 23.1, which was included in the list of Exhibits to the original report but was inadvertently omitted from the report filed with the Commission.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HUGHES SUPPLY, INC.


                                           By:     /s/ Benjamin P. Butterfield
                                                   -----------------------------
                                                   Benjamin P. Butterfield
                                                   General Counsel and Secretary

Date: June 5, 2000