Form 10-Q
period 2000-04-30
HUGHES SUPPLY INC
filed 2000-06-14
CIK 49029

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                          Commission File No. 001-08772


                               HUGHES SUPPLY, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                      Florida                                    59-0559446
          -------------------------------                     ----------------
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)

20 North Orange Avenue, Suite 200, Orlando, Florida                32801
---------------------------------------------------              ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK                       OUTSTANDING AS OF JUNE 2, 2000
         ------------                       ------------------------------
         $1 Par Value                                 23,594,455

                               HUGHES SUPPLY, INC.

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         April 30, 2000 and January 28, 2000 ..........................   3 - 4

         Consolidated Statements of Income for the
         Three Months Ended April 30, 2000 and 1999 ...................   5

         Consolidated Statements of Cash Flows for the
         Three Months Ended April 30, 2000 and 1999 ...................   6

         Notes to Consolidated Financial Statements ...................   7 - 12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................  13 - 17

Item 3.  Quantitative and Qualitative Disclosures about Market Risks ..  18


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .............................  19 - 22

         Signatures ...................................................  23

         Index of Exhibits Filed with This Report .....................  24

                               HUGHES SUPPLY, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                APRIL 30,
                                                  2000         JANUARY 28,
                                              (UNAUDITED)         2000
                                               ----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents                    $   10,550      $   10,000
  Accounts receivable, less allowance for
    losses of $5,092 and $2,777                   467,069         398,244
  Inventories                                     520,128         495,491
  Deferred income taxes                             9,366          15,993
  Other current assets                             28,179          38,050
                                               ----------      ----------
      Total current assets                      1,035,292         957,778

Property and Equipment, Net                       153,566         144,945
Excess of Cost over Net Assets Acquired           252,656         243,367
Other Assets                                       24,128          22,924
                                               ----------      ----------
                                               $1,465,642      $1,369,014
                                               ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                          APRIL 30,
                                            2000           JANUARY 28,
                                         (UNAUDITED)          2000
                                         -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt      $       587       $       803
  Accounts payable                           291,896           239,810
  Accrued compensation and benefits           27,088            29,590
  Other current liabilities                   37,695            30,075
                                         -----------       -----------
      Total current liabilities              357,266           300,278

Long-Term Debt                               561,781           535,000
Deferred Income Taxes                          5,882             6,027
Other Noncurrent Liabilities                   5,306             5,265
                                         -----------       -----------
      Total liabilities                      930,235           846,570
                                         -----------       -----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                 --                --
  Common stock-24,242,658 and
    24,249,281 shares issued                  24,243            24,249
  Capital in excess of par value             221,244           221,284
  Retained earnings                          312,312           300,144
  Treasury stock, 648,203 and
    668,950 at cost                          (14,957)          (15,434)
  Unearned compensation related to
    outstanding restricted stock              (7,435)           (7,799)
                                         -----------       -----------
      Total shareholders' equity             535,407           522,444
                                         -----------       -----------
                                         $ 1,465,642       $ 1,369,014
                                         ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED APRIL 30,
                                              2000            1999
                                           ---------       ---------
Net Sales                                  $ 831,171       $ 711,296
Cost of Sales                                646,286         554,938
                                           ---------       ---------
Gross Profit                                 184,885         156,358
                                           ---------       ---------
Operating Expenses:
  Selling, general and administrative        142,515         121,335
  Depreciation and amortization                7,688           6,656
  Provision for doubtful accounts              1,533           1,387
                                           ---------       ---------
      Total operating expenses               151,736         129,378
                                           ---------       ---------
Operating Income                              33,149          26,980
                                           ---------       ---------
Non-Operating Income and (Expenses):
  Interest and other income                    1,216           2,240
  Interest expense                            (9,910)         (6,774)
                                           ---------       ---------
                                              (8,694)         (4,534)
                                           ---------       ---------
Income Before Income Taxes                    24,455          22,446
Income Taxes                                  10,027           9,091
                                           ---------       ---------
Net Income                                 $  14,428       $  13,355
                                           =========       =========
Earnings Per Share:
  Basic                                    $     .62       $     .56
                                           =========       =========
  Diluted                                  $     .62       $     .55
                                           =========       =========
Average Shares Outstanding:
  Basic                                       23,223          23,863
                                           =========       =========
  Diluted                                     23,299          24,240
                                           =========       =========
Dividends Per Share                        $    .085       $    .085
                                           =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED APRIL 30,
                                                                 2000           1999
                                                               --------       --------
Cash Flows from Operating Activities:
   Net income                                                  $ 14,428       $ 13,355
   Adjustments to reconcile net income
       to net cash provided by
       operating activities:
          Depreciation and amortization                           7,688          6,656
          Provision for doubtful accounts                         1,533          1,387
          Equity in earnings of unconsolidated affiliates         1,357           (408)
          Other, net                                                895            134
   Changes in assets and liabilities, net
     of effects of business acquisitions:
          (Increase) in accounts receivable                     (66,442)       (47,645)
          (Increase) in inventories                             (21,086)        (9,463)
          Decrease in other current assets                        9,938          7,460
          (Increase) in other assets                               (929)        (3,285)
          Increase in accounts payable and
            accrued liabilities                                  50,568         37,002
          Increase in accrued interest and
            income taxes                                          5,167         12,238
          Increase (decrease) in other
            noncurrent liabilities                                   41           (110)
          Decrease (increase) in net deferred
            income taxes                                          6,482           (733)
                                                               --------       --------
              Net cash provided by
                operating activities                              9,640         16,588
                                                               --------       --------
Cash Flows from Investing Activities:
   Capital expenditures                                          (8,431)        (6,984)
   Proceeds from sale of property and equipment                     158             79
   Investments in unconsolidated affiliates                      (2,500)            --
   Business acquisitions, net of cash                           (23,037)       (31,469)
                                                               --------       --------
              Net cash used in investing
                activities                                      (33,810)       (38,374)
                                                               --------       --------
Cash Flows from Financing Activities:
   Net borrowings under short-term
       debt arrangements                                         26,781         46,832
   Principal payments on debt of acquired entities                 (216)        (6,696)
   Dividends paid                                                (2,004)        (2,056)
   Purchase of treasury stock                                        --         15,788
   Other                                                            159            234
                                                               --------       --------
              Net cash provided by financing
                activities                                       24,720         22,526
                                                               --------       --------
Net Increase in Cash and Cash Equivalents                           550            740
Cash and Cash Equivalents:
   Beginning of period                                           10,000          6,010
                                                               --------       --------
   End of period                                               $ 10,550       $  6,750
                                                               ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2000, the results of operations for the three months ended April 30, 2000 and 1999, and cash flows for the three months then ended. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three months ended April 30, 2000 and 1999 each contained 13 weeks.

         Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The weighted-average number of shares used in calculating basic earnings per share were 23,223,000 and 23,863,000 for the three months ended April 30, 2000 and 1999, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 76,000 and 377,000 for the three months ended April 30, 2000 and 1999, respectively.

2. Effective February 1, 2000, the Company was reorganized into five strategic business units ("SBUs") on a product group basis. The five SBUs are: Electrical and Electric Utility; Plumbing/HVAC; Industrial Pipe, Valves & Fittings ("PVF"); Building Materials/Pool and Spa/ Maintenance Supplies; and Water & Sewer.

         The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

         Income before income tax amounts evaluated include allocations of certain costs, including employee benefits, interest expense, corporate capital charges and property and casualty insurance. These costs are allocated based on consumption or at a standard rate determined by management.

         As part of the Company's reorganization at the beginning of fiscal 2001, certain administrative groups and assets were re-aligned on an SBU basis. As a result of the reorganization, the Company restructured various administrative groups whereby activities previously performed on a centralized basis are now performed at the SBU level. Additionally, commencing in fiscal 2001, the Company changed its method of allocating certain costs (interest expense, rent expense, corporate capital charge and depreciation and amortization expense) to the SBUs which has also impacted the comparability of prior year information. Accordingly, comparative information has only been presented for net sales and gross profit, which were not impacted by any of the allocation method changes.

         The tables set forth below represent segment results for the three months ended April 30, 2000 for each of the Company's SBUs. When comparable, information for the three months ended April 30, 1999 has also been presented.

                                                                    THREE MONTHS        THREE MONTHS
                                                                        ENDED               ENDED
                                                                   APRIL 30, 2000      APRIL 30, 1999
                                                                   --------------      --------------
          NET SALES

          Electrical and Electric Utility                             $ 146,517           $ 141,474

          Plumbing/HVAC                                                 259,176             238,318

          Industrial PVF                                                 80,563              78,589

          Building Materials/Pool and Spa/Maintenance Supplies          115,743             102,164

          Water & Sewer                                                 234,039             154,521
                                                                      ---------           ---------
                                                                        836,038             715,066

          Corporate and eliminations                                     (4,867)             (3,770)
                                                                      ---------           ---------

          Total                                                       $ 831,171           $ 711,296
                                                                      =========           =========

                                                                    THREE MONTHS      THREE MONTHS
                                                                       ENDED             ENDED
                                                                   APRIL 30, 2000    APRIL 30, 1999
                                                                   --------------    --------------
       GROSS PROFIT

       Electrical and Electric Utility                               $  28,367         $  24,671

       Plumbing/HVAC                                                    57,357            55,587

       Industrial PVF                                                   22,604            17,521

       Building Materials/Pool and Spa/Maintenance
         Supplies                                                       30,942            26,406

       Water & Sewer                                                    45,615            32,173
                                                                     ---------         ---------

       Total                                                         $ 184,885         $ 156,358
                                                                     =========         =========



                                                                   THREE MONTHS
                                                                      ENDED
                                                                  APRIL 30, 2000
                                                                  --------------
       DEPRECIATION AND AMORTIZATION EXPENSE

       Electrical and Electric Utility                              $      556

       Plumbing/HVAC                                                     1,833

       Industrial PVF                                                      736

       Building Materials/Pool and Spa/Maintenance
         Supplies                                                          942

       Water & Sewer                                                     1,872
                                                                    ----------
                                                                         5,939

       Corporate                                                         1,749
                                                                    ----------

       Total                                                        $    7,688
                                                                    ==========




                                                                                 THREE MONTHS
                                                                                    ENDED
                                                                                APRIL 30, 2000
                                                                                --------------
       INTEREST AND OTHER INCOME

       Electrical and Electric Utility                                            $      280

       Plumbing/HVAC                                                                     906

       Industrial PVF                                                                     67

       Building Materials/Pool and Spa/Maintenance
         Supplies                                                                        280

       Water & Sewer                                                                     688
                                                                                --------------
                                                                                       2,221

       Corporate                                                                      (1,005)
                                                                                --------------

       Total                                                                      $    1,216
                                                                                ==============


                                                                                 THREE MONTHS
                                                                                    ENDED
                                                                                APRIL 30, 2000
                                                                                --------------
       INTEREST EXPENSE

       Electrical and Electric Utility                                            $      787

       Plumbing/HVAC                                                                   2,306

       Industrial PVF                                                                  2,495

       Building Materials/Pool and Spa/Maintenance
         Supplies                                                                      1,265

       Water & Sewer                                                                   3,057
                                                                                --------------

       Total                                                                      $    9,910
                                                                                ==============


                                                                                       THREE MONTHS
                                                                                          ENDED
                                                                                      APRIL 30, 2000
                                                                                      --------------
       INCOME BEFORE INCOME TAXES

       Electrical and Electric Utility                                                   $  5,427

       Plumbing/HVAC                                                                        2,856

       Industrial PVF                                                                       6,691

       Building Materials/Pool and Spa/Maintenance
         Supplies                                                                           3,554

       Water & Sewer                                                                        9,769
                                                                                         --------

                                                                                           28,297

       Corporate                                                                           (3,842)
                                                                                         --------

       Total                                                                             $ 24,455
                                                                                         ========

         The table set forth below represents the investment in inventories and accounts receivable, less allowance for losses, for each strategic business unit at April 30, 2000 and January 28, 2000.

                                                               APRIL 30, 2000        JANUARY 28, 2000
                                                               --------------        ----------------
       Inventories and Accounts Receivable

       Electrical and Electric Utility                           $  128,145             $  121,236

       Plumbing/HVAC                                                305,811                287,303

       Industrial PVF                                               161,143                160,758

       Building Materials/Pool and Spa/Maintenance
         Supplies                                                   128,435                105,851

       Water & Sewer                                                267,226                222,258
                                                                 ----------             ----------

                                                                    990,760                897,406

       Corporate and eliminations                                    (3,563)                (3,671)
                                                                 ----------             ----------
       Total                                                     $  987,197             $  893,735
                                                                 ==========             ==========

       Cash and Cash Equivalents                                     10,550                 10,000

       Deferred Income Taxes                                          9,366                 15,993

       Other Current Assets                                          28,179                 38,050

       Property and Equipment, Net                                  153,566                144,945

       Excess of Costs Over
         Net Assets Acquired                                        252,656                243,367

       Other Assets                                                  24,128                 22,924
                                                                 ----------             ----------
       Total Assets                                              $1,465,642             $1,369,014
                                                                 ==========             ==========

                               HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of April 30, 2000, and the results of operations for the three months then ended.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," "may," "will," "should," "plan," "intend," "potential," "predict," "forecast," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained herein and in the Company's Form 10-K for the fiscal year ended January 28, 2000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NET SALES

Net sales were $831 million for the quarter ended April 30, 2000, a 17% increase over the prior year's first quarter. Approximately 52% of the increase in net sales was attributable to same-store sales growth over the prior year's first quarter. The remainder of the increase was attributable to branches acquired and opened after January 31, 1999.

Electrical and Electric Utility

Net sales were $146.5 million for the quarter ended April 30, 2000, a 4% increase over the first quarter of fiscal 2000. The increase was primarily due to a 2% growth in same-store sales which was consistent with industry growth during the quarter.

Plumbing/HVAC

Net sales increased from $238.3 million for the three months ended April 30, 1999 to $259.2 million for the three months ended April 30, 2000, a 9% increase. The growth in sales was due to a 7% increase in same-store sales resulting from improved market penetration and the continued strength of the construction market.

Industrial PVF

For the quarter ended April 30, 2000, net sales were $80.6 million compared to $78.6 million in the first quarter of fiscal 2000. The sales increase was due to a 2% increase in same-store sales primarily driven by an increase in stainless steel prices for the first quarter of fiscal 2001.

Building Materials/Pool and Spa/Maintenance Supplies

Net sales increased from $102.2 million to $115.8 million for the three months ended April 30, 1999 and April 30, 2000, respectively, a 13% increase. Of the $13.6 million increase, $8.5 million was attributable to same-store sales growth, with the remainder coming from newly opened/acquired branches. The 9% increase in same-store sales was primarily due to (i) improved market penetration in pool and spa products, (ii) strong demand for construction rental materials, and (iii) expansion of appliance product lines in the maintenance supply branches.


Water & Sewer

Water & Sewer segement sales increased $79.5 million from $154.5 million in the first quarter of fiscal 2000 to $234.0 million in the first quarter of fiscal 2001, a 51% increase. Of the increase, $47.3 million was from branches opened or acquired after January 31, 1999. The remainder was due to a 21% same-store sales increase from the first quarter of fiscal 2000. The increase in same-store sales was due to (i) several large contracts and a general increase in overall activity through all Water & Sewer markets in fiscal 2001, and (ii) increased spending on infrastructure by municipalities.


GROSS PROFIT AND GROSS MARGIN

Gross profit and gross margin for the three months ended April 30, 2000 and April 30, 1999 were as follows (dollars in thousands):

                                                                  Gross Profit                         Gross Margin
                                                        ---------------------------------     -------------------------------

                                                            Three              Three              Three             Three
                                                            Months             Months             Months            Months
                                                          Ended April        Ended April        Ended April       Ended April
                                                            30, 2000           30, 1999           30, 2000          30, 1999
                                                        --------------     --------------     --------------    -------------
Electrical and Electric Utility                           $   28,367         $   24,671             19.4%            17.4%

Plumbing/HVAC                                                 57,357             55,587             22.1%            23.3%

Industrial PVF                                                22,604             17,521             28.1%            22.3%

Building Materials/Pool and Spa/Maintenance Supplies          30,942             26,406             26.7%            25.8%

Water & Sewer                                                 45,615             32,173             19.5%            20.8%
                                                          ----------         ----------         ----------       ----------

                                                          $  184,885        $   156,358             22.2%            22.0%
                                                          ==========         ==========         ==========       ==========

Electrical and Electric Utility

Gross margin increased approximately 200 basis points from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. The increase in gross margin was primarily due to changes in product sales mix in fiscal 2001, with the remainder due to enhanced purchasing power.

Plumbing/HVAC

Gross margin decreased approximately 120 basis points from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. The decrease was primarily attributable to an erosion of margins as the Company sought to improve market share in certain areas.

Industrial PVF

Gross margin and gross profit within the Industrial PVF segment are closely tied to the pricing of certain commodity based products (primarily stainless steel and nickel alloys). In the first quarter of fiscal 2001, the price of these commodity items increased which improved the Company's gross margin for these products. The Company anticipates decreasing margins within this segment in the second half of fiscal 2001 when the inventories purchased prior to recent price increases are depleted.

Building Materials/Pool and Spa/Maintenance Supplies

Gross margin increased approximately 90 basis points from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. The increase was primarily due to a shift in sales mix resulting from increased equipment rentals.

Water & Sewer

Gross margin within the Water & Sewer segment declined approximately 130 basis points from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. The decrease was primarily due to an increase in large direct shipped orders which generate lower gross margin levels.

OPERATING EXPENSES

Operating expenses for the three months ended April 30, 2000 and 1999 were as follows (dollars in thousands):

                                         2000             1999         VARIANCE
                                      ----------       ----------      --------
          Operating expenses          $  151,736       $  129,378      $22,358
          Percentage of net sales          18.3%            18.2%          17%

Approximately $9.0 million (40%) of the $22.4 million increase in operating expenses for the three months ended April 30, 2000 was attributable to branches acquired and opened after January 31, 1999. The remainder of the increase was primarily due to (i) higher personnel costs associated with same-store sales growth, (ii) increased transportation costs brought about by same-store growth and increased fuel costs, and (iii) increased information technology costs as the Company continues to upgrade its information technology systems.

INTEREST AND OTHER INCOME

Interest and other income decreased from $2.2 million for the three months April 30, 1999 to $1.2 million for the three months ended April 30, 2000. The decrease was primarily due to losses from the Company's equity investment in bestroute.com in the first quarter of fiscal 2001.

INTEREST EXPENSE

Interest expense was $9.9 million and $6.8 million for the three months ended April 30, 2000 and 1999, respectively, a 46% increase. The increase was primarily the result of higher borrowing levels, coupled with increased interest rates. The higher borrowing levels were primarily due to the Company's (i) higher working capital investments resulting from accelerated sales growth, (ii) expansion through business acquisitions, which has been partially funded by debt financing, and (iii) share repurchases.

INCOME TAXES

The effective income tax rates for the three months ended April 30, 2000 and 1999 were 41.0% and 40.5%, respectively. The increase in the effective rate was primarily due to increases in non-deductible goodwill and other non-deductible costs.

NET INCOME

Net income was $14.4 million for the first quarter compared to $13.4 million for the prior year's first quarter, an 8% increase. Diluted earnings per share for the first quarter was $.62 compared to $.55 in the prior year's first quarter. The factors impacting net income and diluted earnings per share have been enumerated above in the material changes in results of operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at April 30, 2000 totaled $678 million compared to $658 million at January 28, 2000. The working capital ratio was 2.9 to 1 and 3.2 to 1 as of April 30, 2000 and January 28, 2000, respectively. Due to the seasonality of the Company's business, inventories, receivables and trade payables increase in the spring, as sales pick up and the Company prepares for the summer, which has historically been its busiest season.

Net cash provided by operations was $9.6 million for the three months ended April 30, 2000 compared to $16.6 million for the three months ended April 30, 1999. This change was primarily the result of increased inventories and accounts receivable levels, partially offset by an increase in accounts payable.

The Company's expenditures for property and equipment were $8.4 million for the three months ended April 30, 2000 compared to $7.0 million for the three months ended April 30, 1999. Capital expenditures for property and equipment, excluding amounts for business acquisitions, are expected to be approximately $30 million for fiscal 2001.

Cash payments for business acquisitions accounted for as purchases totaled $23.0 million for the three months ended April 30, 2000 compared to $31.5 million for the three months ended April 30, 1999.

Principal reductions on long-term debt were $0.2 million for the three months ended April 30, 2000 and $6.7 million for the three months ended April 30, 1999. The amounts were primarily attributable to the repayment of debt assumed as a result of certain business acquisitions. Dividend payments were $2.0 million and $2.1 million during the three months ended April 30, 2000 and 1999, respectively.

As of April 30, 2000, the Company had approximately $76 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company also believes it has sufficient borrowing capacity to take advantage of growth and business acquisition opportunities and to fund share repurchases in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risk from changes in (i) interest rates on outstanding variable-rate debt and (ii) the prices of certain of the Company's products whose manufacture is reliant on certain commodities.

INTEREST RATE RISK

At April 30, 2000, the Company had approximately $333.8 million of outstanding variable-rate debt. Based upon an assumed 10% increase or decrease in interest rates from their April 30, 2000 levels, the market risk with respect to the Company's variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.

COMMODITY PRICE RISK

The Company is affected by price fluctuations in stainless steel, nickel alloys, copper, aluminum, resin and other commodities. Such commodity price fluctuations have from time to time created cyclicality in the financial performance of the Company and could continue to do so in the future. The Company seeks to minimize the effects of commodity price fluctuations through
(i) economies of purchasing and inventory management resulting in cost reductions, maintenance of minimum economic reorder points, and productivity improvements and (ii) price increases to maintain reasonable profit margins. Additional information with respect to the Company's commodity price risk is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

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

                  10.7(a) Hughes Supply, Inc. 1997 Executive Stock Plan, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended January 28, 2000 (Commission File No. 001-08772).

                  10.7(b) Amendment No. 1 to the Hughes Supply, Inc. 1997 Executive Stock Plan (filed herewith).

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

                  10.12 Bridge Revolving Credit Agreement, dated as of November 30, 1999, by and between the Company and SunTrust Bank, Central Florida, N.A., incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended January 28, 2000 (Commission File No. 001-08772).

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

                  27.1     Financial Data Schedule (filed electronically only).

         (99)     Additional exhibits.  Not applicable.

         (b)      REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HUGHES SUPPLY, INC.


Date: June 14, 2000                       By: /s/ DAVID H. HUGHES
                                             -----------------------------------
                                             David H. Hughes, Chairman of
                                             the Board and Chief Executive
                                             Officer

Date: June 14, 2000                       By: /s/ J. STEPHEN ZEPF
                                             -----------------------------------
                                             J. Stephen Zepf,  Treasurer,
                                             Chief Financial  Officer and Chief
                                             Accounting Officer

                    INDEX OF EXHIBITS FILED WITH THIS REPORT
                    ----------------------------------------

10.7(b)           Amendment No. 1 to the Hughes Supply, Inc. 1997 Executive
                  Stock Plan.

27.1              Financial Data Schedule (filed electronically only).