Form 10-Q
period 2000-07-31
HUGHES SUPPLY INC
filed 2000-09-14
CIK 49029

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK                    OUTSTANDING AS OF SEPTEMBER 11, 2000
         ------------                    ------------------------------------
         $1 Par Value                                 23,598,205

                               HUGHES SUPPLY, INC.

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         July 31, 2000 and January 28, 2000 ...........................   3 - 4

         Consolidated Statements of Income for the
         Three Months Ended July 31, 2000 and 1999 ....................   5

         Consolidated Statements of Income for the
         Six Months Ended July 31, 2000 and 1999 .........................6

         Consolidated Statements of Cash Flows for the
         Six Months Ended July 31, 2000 and 1999 ......................   7

         Notes to Consolidated Financial Statements ...................   8 - 11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................  12 - 17

Item 3.  Quantitative and Qualitative Disclosures about Market Risks ..  17


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ..........  18

Item 6.  Exhibits and Reports on Form 8-K .............................  19 - 22

         Signatures ...................................................  23

         Index of Exhibits Filed with This Report .....................  24

                               HUGHES SUPPLY, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                JULY 31,
                                                  2000         JANUARY 28,
                                              (UNAUDITED)         2000
                                               ----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents                    $   45,291      $   10,000
  Accounts receivable, less allowance for
    losses of $6,841 and $2,777                   495,606         398,244
  Inventories                                     506,322         495,491
  Deferred income taxes                             6,885          15,993
  Other current assets                             33,772          38,050
                                               ----------      ----------
      Total current assets                      1,087,876         957,778

Property and Equipment, Net                       155,107         144,945
Excess of Cost over Net Assets Acquired           250,467         243,367
Other Assets                                       25,249          22,924
                                               ----------      ----------
                                               $1,518,699      $1,369,014
                                               ==========      ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                          JULY 31,
                                            2000           JANUARY 28,
                                         (UNAUDITED)          2000
                                         -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt      $       651       $       803
  Accounts payable                           250,723           239,810
  Accrued compensation and benefits           26,059            29,590
  Other current liabilities                   47,118            30,075
                                         -----------       -----------
      Total current liabilities              324,551           300,278

Long-Term Debt                               627,066           535,000
Deferred Income Taxes                          5,564             6,027
Other Noncurrent Liabilities                   5,353             5,265
                                         -----------       -----------
      Total liabilities                      962,534           846,570
                                         -----------       -----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                 --                --
  Common stock, 24,242,658 and
    24,249,281 shares issued                  24,243            24,249
  Capital in excess of par value             221,249           221,284
  Retained earnings                          332,615           300,144
  Treasury stock, 644,453 and
    668,950 at cost                          (14,869)          (15,434)
  Unearned compensation related to
    outstanding restricted stock              (7,073)           (7,799)
                                         -----------       -----------
      Total shareholders' equity             556,165           522,444
                                         -----------       -----------
                                         $ 1,518,699       $ 1,369,014
                                         ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED JULY 31,
                                              2000            1999
                                           ---------       ---------
Net Sales                                  $ 874,056       $ 774,888
Cost of Sales                                675,824         598,715
                                           ---------       ---------
Gross Profit                                 198,232         176,173
                                           ---------       ---------
Operating Expenses:
  Selling, general and administrative        141,992         127,822
  Depreciation and amortization                7,817           7,295
  Provision for doubtful accounts              1,579             883
                                           ---------       ---------
      Total operating expenses               151,388         136,000
                                           ---------       ---------
Operating Income                              46,844          40,173
                                           ---------       ---------
Non-Operating Income and (Expenses):
  Interest and other income                    1,978           2,488
  Interest expense                           (10,946)         (7,528)
                                           ---------       ---------
                                              (8,968)         (5,040)
                                           ---------       ---------
Income Before Income Taxes                    37,876          35,133
Income Taxes                                  15,529          14,228
                                           ---------       ---------
Net Income                                 $  22,347       $  20,905
                                           =========       =========
Earnings Per Share:
  Basic                                    $     .96       $     .90
                                           =========       =========
  Diluted                                  $     .96       $     .88
                                           =========       =========
Average Shares Outstanding:
  Basic                                       23,236          23,300
                                           =========       =========
  Diluted                                     23,333          23,686
                                           =========       =========
Dividends Per Share                        $    .085       $    .085
                                           =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             SIX MONTHS ENDED JULY 31,
                                                2000          1999
                                             ----------    ----------

Net Sales                                    $1,705,227    $1,486,184
Cost of Sales                                 1,322,110     1,153,653
                                             ----------    ----------
Gross Profit                                    383,117       332,531
                                             ----------    ----------
Operating Expenses:
  Selling, general and administrative           284,507       249,157
  Depreciation and amortization                  15,505        13,951
  Provision for doubtful accounts                 3,112         2,270
                                             ----------    ----------
      Total operating expenses                  303,124       265,378
                                             ----------    ----------
Operating Income                                 79,993        67,153
                                             ----------    ----------
Non-Operating Income and (Expenses):
  Interest and other income                       3,194         4,728
  Interest expense                              (20,856)      (14,302)
                                             ----------    ----------
                                                (17,662)       (9,574)
                                             ----------    ----------
Income Before Income Taxes                       62,331        57,579
Income Taxes                                     25,556        23,319
                                             ----------    ----------
Net Income                                   $   36,775    $   34,260
                                             ==========    ==========
Earnings Per Share:
  Basic                                      $     1.58    $     1.45
                                             ==========    ==========
  Diluted                                    $     1.58    $     1.43
                                             ==========    ==========
Average Shares Outstanding:
  Basic                                          23,229        23,580
                                             ==========    ==========
  Diluted                                        23,318        23,954
                                             ==========    ==========
Dividends Per Share                          $      .17    $      .17
                                             ==========    ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                              SIX MONTHS ENDED JULY 31,
                                                                 2000           1999
                                                               --------       --------
Cash Flows from Operating Activities:
   Net income                                                  $ 36,775       $ 34,260
   Adjustments to reconcile net income
       to net cash provided by
       operating activities:
          Depreciation and amortization                          15,505         13,951
          Provision for doubtful accounts                         3,112          2,270
          Equity in losses of unconsolidated affiliates           2,265            762
          Other, net                                                728         (1,454)
   Changes in assets and liabilities, net of effects of
      business acquisitions:
          (Increase) in accounts receivable                     (96,223)       (53,851)
          (Increase) in inventories                              (6,423)       (11,783)
          Decrease in other current assets                        4,348          2,859
          (Increase) in other assets                             (1,984)        (3,503)
          Increase in accounts payable and
            accrued liabilities                                  23,245         30,659
          Increase (Decrease) in accrued interest and
            income taxes                                           (858)         5,266
          Increase in other noncurrent liabilities                   88             87
          Decrease (Increase) in net deferred
            income taxes                                          8,645         (2,042)
                                                               --------       --------
              Net cash (used in) provided by
                operating activities                            (10,777)        17,481
                                                               --------       --------
Cash Flows from Investing Activities:
   Capital expenditures                                         (14,233)       (15,088)
   Proceeds from sale of property and equipment                     549          3,168
   Investments in unconsolidated affiliates                      (4,570)            --
   Business acquisitions, net of cash                           (23,787)       (63,560)
                                                               --------       --------
              Net cash used in investing
                activities                                      (42,041)       (75,480)
                                                               --------       --------
Cash Flows from Financing Activities:
   Net borrowings under short-term
       debt arrangements                                         92,066         98,574
   Principal payments on debt of acquired entities                 (152)       (13,455)
   Dividends paid                                                (4,010)        (4,057)
   Purchase of treasury stock                                        --        (20,955)
   Other                                                            205            422
                                                               --------       --------
              Net cash provided by financing
                activities                                       88,109         60,529
                                                               --------       --------
Net Increase in Cash and Cash Equivalents                        35,291          2,530
Cash and Cash Equivalents:
   Beginning of period                                           10,000          6,010
                                                               --------       --------
   End of period                                               $ 45,291       $  8,540
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

                               HUGHES SUPPLY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 2000, the results of operations for the three and six months ended July 31, 2000 and 1999, and cash flows for the six months then ended. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

         The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three and six months ended July 31, 2000 and 1999 each contained 13 and 26 weeks, respectively.

         Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The weighted-average number of shares used in calculating basic earnings per share were 23,236,000 and 23,300,000 for the three months ended July 31, 2000 and 1999, respectively, and 23,229,000 and 23,580,000 for the six months ended July 31, 2000 and 1999, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 97,000 and 386,000 for the three months ended July 31, 2000 and 1999, respectively, and 89,000 and 374,000 for the six months ended July 31, 2000 and 1999, respectively.

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

         The tables set forth below represent segment results for the three and six months ended July 31, 2000 for each of the Company's SBUs. When comparable, information for the three and six months ended July 31, 1999 has also been presented.

                                                                   BUILDING MATERIALS/
THREE MONTHS            ELECTRICAL &      PLUMBING/   INDUSTRIAL      POOL AND SPA/         WATER &     CORPORATE &
ENDED JULY 31         ELECTRIC UTILITY      HVAC         PVF       MAINTENANCE SUPPLIES      SEWER      ELIMINATIONS      TOTAL
                      ---------------   -----------   ----------   --------------------   ---------     ------------    ---------
Net Sales
        2000             $ 150,236      $ 271,231     $ 76,038          $ 136,334         $ 247,536       $ (7,319)     $ 874,056
        1999               150,365        249,767       69,599            126,394           185,234         (6,471)       774,888

Gross Profit
        2000                29,638         60,132       21,015             37,236           50,211             --         198,232
        1999                27,362         60,919       16,319             32,448           39,125             --         176,173

Depreciation and
  Amortization Expense
        2000                   591          1,874          729                948            1,899          1,776           7,817

Interest and
  Other Income
        2000                   280          1,066           61              1,026              805         (1,260)          1,978

Interest Expense
        2000                   690          2,619        2,538              1,545            3,554             --          10,946

Income Before
  Income Taxes
        2000                 7,803          4,090        5,032              9,387           13,621         (2,057)         37,876


                                                                 BUILDING MATERIALS/
SIX MONTHS            ELECTRICAL &      PLUMBING/   INDUSTRIAL       POOL AND SPA/         WATER &     CORPORATE &
ENDED JULY 31         ELECTRIC UTILITY    HVAC          PVF       MAINTENANCE SUPPLIES      SEWER      ELIMINATIONS        TOTAL
                      ----------------  --------    ----------   ---------------------    ---------    ------------     -----------
Net Sales
        2000              $ 296,753      $ 530,407    $ 156,601         $ 252,077         $ 481,575      $ (12,186)     $ 1,705,227
        1999                291,839        488,085      148,188           228,558           339,755        (10,241)       1,486,184

Gross Profit
        2000                 58,005        117,489       43,619            68,178            95,826             --          383,117
        1999                 52,033        116,506       33,840            58,854            71,298             --          332,531

Depreciation and
  Amortization Expense
        2000                  1,147          3,707        1,465             1,890             3,771          3,525           15,505

Interest and
  Other Income
        2000                    560          1,972          128             1,306             1,493         (2,265)           3,194

Interest Expense
        2000                  1,477          4,925        5,033             2,810             6,611             --           20,856

Income Before
  Income Taxes
        2000                 13,230          6,946       11,723            12,941            23,390         (5,899)          62,331

         The table set forth below represents the investment in inventories and accounts receivable, less allowance for losses, for each strategic business unit at July 31, 2000 and January 28, 2000.

                                                      JULY 31, 2000                                    JANUARY 28, 2000
                                        -------------------------------------------        -----------------------------------------
                                                          ACCOUNTS         TOTAL                          ACCOUNTS         TOTAL
                                        INVENTORY        RECEIVABLE      INVESTMENT        INVENTORY     RECEIVABLE      INVESTMENT
                                        ---------        ----------      ----------        ---------     ----------      ----------
Electrical & Electric Utility            $ 60,290         $ 79,491        $ 139,781         $ 53,617      $ 67,544       $ 121,161

Plumbing/HVAC                             157,829          145,202          303,031          171,448       115,357         286,805

Industrial PVF                            127,627           39,023          166,650          118,455        42,303         160,758

Building Materials/Pool and Spa/
 Maintenance Supplies                      67,077           60,557          127,634           62,245        43,506         105,751

Water & Sewer                              93,499          176,014          269,513           89,726       132,282         222,008
                                        ---------        ---------      -----------        ---------     ---------      ----------

                                          506,322          500,287        1,006,609          495,491       400,992         896,483

Corporate and eliminations                      -           (4,681)          (4,681)               -        (2,748)         (2,748)
                                        ---------        ---------      -----------        ---------     ---------      ----------

  Total                                 $ 506,322        $ 495,606        1,001,928        $ 495,491     $ 398,244         893,735
                                        =========        =========                         =========     =========
Cash and Cash Equivalents                                                    45,291                                         10,000

Deferred Income Taxes                                                         6,885                                         15,993

Other Current Assets                                                         33,772                                         38,050

Property and Equipment, Net                                                 155,107                                        144,945

Excess of Cost Over Net Assets Acquired                                     250,467                                        243,367

Other Assets                                                                 25,249                                         22,924
                                                                        -----------                                     ----------

Total Assets                                                            $ 1,518,699                                     $1,369,014
                                                                        ===========                                     ==========

                               HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of July 31, 2000, and the results of operations for the three and six months then ended.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NET SALES

Net sales were $874 million for the quarter ended July 31, 2000, a 13% increase over the prior year's second quarter. Approximately 59% of the increase in net sales was attributable to same-store sales growth over the prior year's second quarter. The remainder of the increase was attributable to branches acquired or opened after January 31, 1999. Net sales for the six months ended July 31, 2000 were $1.7 billion, a 15% increase over the prior fiscal year's first six months. Approximately 55% of the increase in net sales was attributable to same-store sales growth over the prior fiscal year's first six months, with the remainder of the increase attributable to branches acquired or opened after January 31, 1999.

Electrical and Electric Utility

Net sales were $150.2 million and $296.8 million for the three and six months ended July 31, 2000, respectively, compared to $150.4 million and $291.8 million for the same periods in fiscal 2000. Overall, the markets that the electrical and electric utility group serve have not had significant growth in fiscal 2001, which has led to the relatively flat sales in comparison to prior periods.

Plumbing/HVAC

Net sales increased from $249.8 million for the three months ended July 31, 1999 to $271.2 million for the three months ended July 31, 2000, a 9% increase. For the six months ended July 31, 1999 and 2000, net sales increased from $488.1 million to $530.4 million, an increase of 9%. The growth in sales for the three and six month periods was due to a 7% increase in same-store sales resulting from improved market penetration and the continued strength of the construction market.

Industrial PVF

For the quarter ended July 31, 2000, net sales were $76.0 million compared to $69.6 million in the second quarter of fiscal 2000. The sales increase was due to a 9% increase in same-store sales primarily driven by an increase in stainless steel and nickel alloy prices in fiscal 2001. For the six months ended July 31, 2000 and July 31, 1999, net sales were $156.6 million and $148.2 million, respectively. The increase was primarily due to same-store sales increasing 6% as a result of commodity price increases in stainless steel and nickel alloy products in fiscal 2001.

Building Materials/Pool and Spa/Maintenance Supplies

Net sales increased from $126.4 million for the three months ended July 31, 1999 to $136.3 million for the three months July 31, 2000. For the six months ended July 31, 1999 and July 31, 2000, sales increased 10% from $228.6 million to $252.1 million. Of the $9.9 million second quarter increase, $7.5 million was attributable to same-store sales growth, with the remainder coming from newly opened or acquired branches. Of the $23.5 million year-to-date increase, $16.0 million was attributable to same-store sales growth. The increase in same-store sales was primarily due to (i) improved market penetration in pool and spa products, (ii) strong demand for construction rental materials, and (iii) expansion of appliance product lines in the maintenance supply branches.

Water & Sewer

Water & Sewer sales increased $62.2 million from $185.2 million in the second quarter of fiscal 2000 to $247.5 million in the second quarter of fiscal 2001, a 34% increase. For the six months ended July 31, 2000, sales increased $141.8 million to $481.6 million. Of the increases, $29.9 million of the second quarter increase and $62.1 million of the year-to-date increase were from increased sales in same-store branches. The remainder was due to branches opened or acquired after January 31, 1999. The increase in same-store sales was due to (i) several large contracts and a general increase in overall activity through all Water & Sewer markets in fiscal 2001, and (ii) increased spending on infrastructure by municipalities.

GROSS PROFIT AND GROSS MARGIN

Gross profit and gross margin for the three and six months ended July 31, 2000 and July 31, 1999 were as follows (dollars in thousands):

                                                                  GROSS PROFIT                          GROSS MARGIN
                                                          ----------------------------          -----------------------------

                                                            THREE              THREE               THREE            THREE
                                                            MONTHS             MONTHS              MONTHS           MONTHS
                                                          ENDED JULY         ENDED JULY          ENDED JULY       ENDED JULY
                                                           31, 2000           31, 1999            31, 2000         31, 1999
                                                          ----------         ----------          ----------       -----------
Electrical and Electric Utility                           $   29,638         $   27,362             19.7%            18.2%

Plumbing/HVAC                                                 60,132             60,919             22.2%            24.4%

Industrial PVF                                                21,015             16,319             27.6%            23.4%

Building Materials/Pool and Spa/Maintenance Supplies          37,236             32,448             27.3%            25.7%

Water & Sewer                                                 50,211             39,125             20.3%            21.1%
                                                          ----------         ----------         ----------       ----------

                                                          $  198,232        $   176,173             22.7%            22.7%
                                                          ==========         ==========         ==========       ==========

                                                                  GROSS PROFIT                         GROSS MARGIN
                                                        ---------------------------------     -------------------------------

                                                              SIX               SIX               SIX                SIX
                                                            MONTHS             MONTHS            MONTHS             MONTHS
                                                          ENDED JULY         ENDED JULY        ENDED JULY         ENDED JULY
                                                           31, 2000           31, 1999          31, 2000           31, 1999
                                                          ----------         ----------        ----------         -----------
Electrical and Electric Utility                           $   58,005         $   52,033             19.5%            17.8%

Plumbing/HVAC                                                117,489            116,506             22.2%            23.9%

Industrial PVF                                                43,619             33,840             27.9%            22.8%

Building Materials/Pool and Spa/Maintenance Supplies          68,178             58,854             27.0%            25.8%

Water & Sewer                                                 95,826             71,298             19.9%            21.0%
                                                          ----------         ----------         ----------       ----------

                                                          $  383,117        $   332,531             22.5%            22.4%
                                                          ==========         ==========         ==========       ==========


Electrical and Electric Utility

Gross margin increased approximately 150 basis points from the second quarter of fiscal 2000 to the second quarter of fiscal 2001. For the six month periods ended July 31, 1999 and July 31, 2000, gross margin increased approximately 170 basis points. The primary cause of the increased margins was a shift in sales mix to higher margin products, with the remainder being attributable to enhanced purchasing power within this SBU.

Plumbing/HVAC

Gross margin decreased approximately 220 basis points from the second quarter of fiscal 2000 to the second quarter of fiscal 2001. When compared to the first six months of fiscal 2000, gross margins for the six months ended July 31, 2000 have decreased by approximately 170 basis points. The decreases were primarily attributable to an erosion of margins as the Company sought to protect market share in certain areas.

Industrial PVF

Gross margin and gross profit within the Industrial PVF segment are closely tied to the pricing of certain commodity based products (primarily stainless steel and nickel alloys). In the first two quarters of fiscal 2001, the price of these commodity items increased which improved the Company's gross margin for these products. The Company anticipates margins within this segment decreasing in the second half of fiscal 2001 as the inventories purchased prior to recent price increases are depleted.

Building Materials/Pool and Spa/Maintenance Supplies

Gross margin increased approximately 160 basis points from the second quarter of fiscal 2000 to the second quarter of fiscal 2001. For the six months ended July 31, 1999 and July 31, 2000, gross margin increased approximately 120 basis points. The increases were primarily due to a shift in sales mix resulting from increased equipment rentals and increased emphasis on specialty product sales. The remainder of the increase was largely due to improved purchasing power in fiscal 2001.

Water & Sewer

For the three and six months ended July 31, 2000, gross margin in the Water & Sewer segment declined approximately 80 and 110 basis points, respectively, when compared to the same periods in the prior year. The decreases were primarily due to an increase in large direct shipment orders which generate lower gross margins.

OPERATING EXPENSES

Operating expenses for the three and six months ended July 31, 2000 and 1999 were as follows (dollars in thousands):

Three Months Ended July 31,

                                         2000             1999         VARIANCE
                                      ----------       ----------      --------
          Operating expenses          $  151,388       $  136,000      $15,388
          Percentage of net sales          17.3%            17.6%          11%

Six Months Ended July 31,

                                         2000             1999         VARIANCE
                                      ----------       ----------      --------
          Operating expenses          $  303,124       $  265,378      $37,746
          Percentage of net sales          17.8%            17.9%          14%

Approximately $6.2 million (40%) of the $15.4 million increase in operating expenses for the three months ended July 31, 2000 and $15.3 million (40%) of the $37.8 million six month increase was attributable to branches acquired and opened after January 31, 1999. The remainder of the increase for these periods was primarily due to (i) higher personnel costs associated with same-store sales growth, (ii) increased transportation costs brought about by same-store growth and increased fuel costs, and (iii) increased information technology costs as the Company continues to upgrade its information technology systems.

INTEREST AND OTHER INCOME

Interest and other income decreased from $2.5 million for the three months July 31, 1999 to $2.0 million for the three months ended July 31, 2000. For the six months ended July 31, 1999 and 2000, interest and other income decreased from $4.7 million to $3.2 million, respectively. For the three and six months ended July 31, 2000, the decrease was primarily due to losses from the Company's equity investment in bestroute.com. These losses were partially offset by increased income from the Company's other equity interests and increased service charge income.

INTEREST EXPENSE

Interest expense was $10.9 million and $7.5 million for the three months ended July 31, 2000 and 1999, respectively, a 45% increase. Interest expense increased from $14.3 million for the six months ended July 31, 1999 to $20.9 million for the six months ended July 31, 2000. The increase in interest expense for both the three and six month periods was primarily the result of higher borrowing levels, coupled with increased interest rates. The higher borrowing levels were primarily due to the Company's (i) higher working capital investments resulting from accelerated sales growth, (ii) expansion through business acquisitions, which has been partially funded by debt financing, and (iii) share repurchases.

INCOME TAXES

The effective income tax rates for the three months and six months ended July 31, 2000 and 1999 were 41.0% and 40.5%, respectively. The increase in the effective rate was primarily due to increases in non-deductible goodwill and other non-deductible costs.

NET INCOME

Net income was $22.3 million for the second quarter compared to $20.9 million for the prior year's second quarter, a 7% increase. Net income for the six months ended July 31, 2000 increased from $34.3 million in fiscal 2000 to $36.8 million in fiscal 2001, a 7% increase. Diluted earnings per share for the three and six months ended July 31, 2000 was $.96 and $1.58, respectively, compared to $.88 and $1.43 for the three and six month periods ended July 31, 1999. The factors impacting net income and diluted earnings per share have been enumerated above in the material changes in results of operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at July 31, 2000 totaled $763 million compared to $658 million at January 28, 2000. The working capital ratio was 3.4 to 1 and 3.2 to 1 as of July 31, 2000 and January 28, 2000, respectively. Due to the seasonality of the Company's business, inventories, receivables and trade payables are highest in the spring and summer in order to support, and as a direct result of sales increases.

Net cash used in operations was $10.8 million for the six months ended July 31, 2000 compared to net cash provided by operations of $17.5 million for the six months ended July 31, 1999. This change was primarily the result of increased inventories and accounts receivable levels, partially offset by an increase in accounts payable.

The Company's expenditures for property and equipment were $14.2 million for the six months ended July 31, 2000 compared to $15.1 million for the six months ended July 31, 1999. Capital expenditures for property and equipment, excluding amounts for business acquisitions, are expected to be approximately $30 million for fiscal 2001.

Cash payments for business acquisitions accounted for as purchases totaled $23.8 million for the six months ended July 31, 2000 compared to $63.6 million for the six months ended July 31, 1999.

Principal reductions on long-term debt were $0.2 million for the six months ended July 31, 2000 and $13.5 million for the six months ended July 31, 1999. The amounts were primarily attributable to the repayment of debt assumed as a result of certain business acquisitions. Dividend payments were $4.0 million and $4.1 million during the six months ended July 31, 2000 and 1999, respectively.

As of July 31, 2000, the Company had approximately $45.3 million of cash and $11 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company also believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business acquisition opportunities in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risk from changes in (i) interest rates on outstanding variable-rate debt and (ii) the prices of certain of the Company's products whose manufacturers are reliant on certain commodities.

INTEREST RATE RISK

At July 31, 2000, the Company had approximately $399.1 million of outstanding variable-rate debt. Based upon an assumed 10% increase or decrease in interest rates from their July 31, 2000 levels, the market risk with respect to the Company's variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.

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

                               HUGHES SUPPLY, INC.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2000 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 16, 2000. At the Annual Meeting, holders of 14,628,610 shares of the Company's common stock were present in person or by proxy. At the Annual Meeting, Messrs. Robert N. Blackford and H. Corbin Day were elected directors of the Company to hold office until the 2003 Annual Meeting and until the election and qualification of their respective successors or until the earlier of their death, resignation or removal. The tabulation of the votes present in person or by proxy at the Annual Meeting with respect to each nominee for office was as follows:
                                                        AUTHORITY
NAME                            FOR                     WITHHELD
----                            ---                     ---------
Robert N. Blackford             13,892,980              735,630
H. Corbin Day                   13,981,088              647,522

Messrs. William P. Kennedy, David H. Hughes, Vincent S. Hughes, John D. Baker II and A. Stewart Hall, Jr., each continued their respective terms of office as a director of the Company after the Annual Meeting.

The shareholders of the Company also voted on a proposal ("Proposal Two") to amend the Hughes Supply, Inc. 1997 Executive Stock Plan (the "1997 Executive Stock Plan") to increase by 1,000,000 to 1,750,000 the number of shares of common stock reserved for use under the 1997 Executive Stock Plan and to increase by 500,000 to 875,000 the number of shares which may, but need not be, granted as restricted shares of common stock under the 1997 Executive Stock Plan. The tabulation of votes with respect to Proposal Two was as follows:

                        FOR             AGAINST         ABSTAIN
                        ---             -------         -------
Proposal Two            13,476,623      1,047,362       104,625

These were the only matters voted upon at the Annual Meeting.

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

                  10.7(b) Amendment No. 1 to the Hughes Supply, Inc. 1997 Executive Stock Plan, incorporated by reference to
                           Exhibit 10.7(b) to Form 10-Q for the quarter ended April 30, 2000 (Commission File No. 001-08772).

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

                  27.1     Financial Data Schedule (filed electronically only).

         (99)     Additional exhibits.  Not applicable.

         (b)      REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HUGHES SUPPLY, INC.


Date: September 14, 2000                       By: /s/ DAVID H. HUGHES
                                             -----------------------------------
                                             David H. Hughes, Chairman of
                                             the Board and Chief Executive
                                             Officer

Date: September 14, 2000                       By: /s/ J. STEPHEN ZEPF
                                             -----------------------------------
                                             J. Stephen Zepf,  Treasurer,
                                             Chief Financial  Officer and Chief
                                             Accounting Officer

                    INDEX OF EXHIBITS FILED WITH THIS REPORT
                    ----------------------------------------

27.1              Financial Data Schedule (filed electronically only).