Form 10-Q
period 2000-10-31
HUGHES SUPPLY INC
filed 2000-12-15
CIK 49029

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                        Commission File Number 001-08772

                               HUGHES SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

                Florida                                     59-0559446
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)


                        20 North Orange Avenue, Suite 200
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

                                 (407) 841-4755
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  |X|Yes |_| No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock              Outstanding as of December 11, 2000
        ------------              -----------------------------------

        $1 Par Value                          24,323,686

                               HUGHES SUPPLY, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----

PART I. FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of
                  October 31, 2000 and January 28, 2000......................................................      1

                  Consolidated Statements of Income for the
                  Three Months Ended October 31, 2000 and 1999...............................................      2

                  Consolidated Statements of Income for the
                  Nine Months Ended October 31, 2000 and 1999................................................      3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended October 31, 2000 and 1999................................................      4

                  Notes to Consolidated Financial Statements.................................................    5 - 7

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................   8 - 12

      Item 3.     Quantitative and Qualitative Disclosures about Market Risks................................     12


PART II. OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K...........................................................     13


SIGNATURES        ...........................................................................................     13


                          PART I. FINANCIAL INFORMATION


                               HUGHES SUPPLY, INC.


ITEM 1. Financial Statements

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                            October 31,
                                                                                                2000          January 28,
                                                                                            (unaudited)          2000
                                                                                            ----------        ----------
ASSETS
Current Assets:
  Cash and cash equivalents...........................................................         $19,490           $10,000
  Accounts receivable, less allowance for losses of $9,484 and $2,777.................         489,789           398,244
  Inventories.........................................................................         485,112           495,491
  Deferred income taxes...............................................................           7,061            15,993
  Other current assets................................................................          34,860            38,050
                                                                                            ----------        ----------
    Total current assets..............................................................       1,036,312           957,778
  Property and Equipment, Net.........................................................         155,701           144,945
  Excess of Cost Over Net Assets Acquired.............................................         271,652           243,367
  Other Assets........................................................................          23,471            22,924
                                                                                            ----------        ----------
                                                                                            $1,487,136        $1,369,014
                                                                                            ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...................................................            $471              $803
  Accounts payable....................................................................         223,888           239,810
  Accrued compensation and benefits...................................................          35,375            29,590
  Other current liabilities...........................................................          50,033            30,075
                                                                                            ----------        ----------
    Total current liabilities.........................................................         309,767           300,278
Long-Term Debt........................................................................         577,074           535,000
Deferred Income Taxes.................................................................           7,216             6,027
Other Noncurrent Liabilities..........................................................           5,439             5,265
                                                                                            ----------        ----------
    Total liabilities.................................................................         899,496           846,570
                                                                                            ----------        ----------

Commitments and Contingencies                                                                       --                --

Shareholders' Equity:
  Preferred stock, no par value; 10,000,000 shares authorized; none issued............              --                --
  Common stock, par value $1 per share; 100,000,000 shares authorized; 24,965,841
     and 24,249,281 shares issued.....................................................          24,966            24,249
  Capital in excess of par value......................................................         234,862           221,284
  Retained earnings...................................................................         349,390           300,144
  Treasury stock, 644,453 and 668,950 at cost.........................................         (14,869)          (15,434)
  Unearned compensation related to outstanding restricted stock.......................          (6,709)           (7,799)
                                                                                            ----------        ----------
    Total shareholders' equity........................................................         587,640           522,444
                                                                                            ----------        ----------
                                                                                            $1,487,136        $1,369,014
                                                                                            ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                                                 Three Months Ended October 31,
                                                                                --------------------------------
                                                                                  2000                   1999
                                                                                ---------              ---------

Net Sales..............................................................         $ 863,283              $ 786,379
Cost of Sales..........................................................           666,993                607,731
                                                                                  -------                -------
Gross Profit...........................................................           196,290                178,648
                                                                                  -------                -------

Operating Expenses:
  Selling, general and administrative..................................           144,591                130,056
  Depreciation and amortization........................................             7,937                  7,549
  Provision for doubtful accounts......................................             2,045                    785
                                                                                    -----                    ---
     Total operating expenses..........................................           154,573                138,390
                                                                                  -------                -------
Operating Income.......................................................            41,717                 40,258
                                                                                   ------                 ------

Non-Operating Income and (Expenses):
  Interest and other income............................................             1,508                  2,000
  Interest expense.....................................................           (11,290)                (8,235)
                                                                                 --------                -------
                                                                                   (9,782)                (6,235)
                                                                                  -------                -------

Income Before Income Taxes.............................................            31,935                 34,023
Income Taxes...........................................................            13,093                 13,780
                                                                                   ------                 ------
Net Income.............................................................           $18,842                $20,243
                                                                                  =======                =======


Earnings Per Share:
  Basic................................................................              $.80                   $.87
                                                                                     ====                   ====

  Diluted..............................................................              $.80                   $.87
                                                                                     ====                   ====


Average Shares Outstanding:
  Basic................................................................            23,511                 23,214
                                                                                   ======                 ======

  Diluted..............................................................            23,617                 23,349
                                                                                   ======                 ======

Dividends Per Share....................................................             $.085                  $.085
                                                                                    =====                  =====




The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                  Consolidated Statements of Income (Unaudited)
                      (In thousands, except per share data)

                                                                                 Nine Months Ended October 31,
                                                                                 -----------------------------
                                                                                 2000                    1999
                                                                              ----------             -----------

Net Sales..............................................................       $2,568,510              $2,272,563
Cost of Sales..........................................................        1,989,103               1,761,384
                                                                               ---------               ---------
Gross Profit...........................................................          579,407                 511,179
                                                                                 -------                 -------

Operating Expenses:
  Selling, general and administrative..................................          429,098                 379,213
  Depreciation and amortization........................................           23,442                  21,500
  Provision for doubtful accounts......................................            5,157                   3,055
                                                                                   -----                   -----
     Total operating expenses..........................................          457,697                 403,768
                                                                                 -------                 -------
Operating Income.......................................................          121,710                 107,411
                                                                                 -------                 -------

Non-Operating Income and (Expenses):
  Interest and other income............................................            4,702                   6,728
  Interest expense.....................................................          (32,146)                (22,537)
                                                                                 -------                 -------
                                                                                 (27,444)                (15,809)
                                                                                 -------                 -------

Income Before Income Taxes.............................................           94,266                  91,602
Income Taxes...........................................................           38,649                  37,099
                                                                                 -------                 -------
Net Income.............................................................          $55,617                 $54,503
                                                                                 =======                 =======


Earnings Per Share:
  Basic................................................................            $2.38                   $2.32
                                                                                   =====                   =====

  Diluted..............................................................            $2.38                   $2.31
                                                                                   =====                   =====


Average Shares Outstanding:
  Basic................................................................           23,323                  23,458
                                                                                  ======                  ======

  Diluted..............................................................           23,413                  23,606
                                                                                  ======                  ======

Dividends Per Share....................................................            $.255                   $.255
                                                                                   =====                   =====



The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                               Nine Months Ended October 31,
                                                                                               -----------------------------
                                                                                                  2000              1999
                                                                                                --------          -------
Cash Flows from Operating Activities:
  Net income............................................................................         $55,617          $54,503
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization........................................................          23,442           21,500
   Provision for doubtful accounts......................................................           5,157            3,055
   Equity in losses (income) of unconsolidated affiliates...............................           3,615           (1,002)
   Other, net...........................................................................           1,091              274
  Changes in assets and liabilities, net of effects of business acquisitions:
   (Increase) in accounts receivable....................................................         (87,566)         (73,708)
   Decrease (increase) in inventories...................................................          20,885          (48,407)
   Decrease (increase) in other current assets..........................................           3,586             (407)
   (Increase) in other assets...........................................................          (1,504)          (6,236)
   (Decrease) increase in accounts payable and accrued liabilities......................         (12,820)          65,296
   Increase in accrued interest and income taxes........................................          13,019           11,585
   Increase in other noncurrent liabilities.............................................             174               43
   Decrease (increase) in net deferred income taxes.....................................          10,121           (4,155)
                                                                                                 -------           ------
     Net cash provided by operating activities..........................................          34,817           22,341
                                                                                                 -------           ------

Cash Flows from Investing Activities:
  Capital expenditures..................................................................         (18,957)         (23,704)
  Proceeds from sale of property and equipment..........................................             894            4,049
  Investments in unconsolidated affiliates..............................................          (6,250)              --
  Business acquisitions, net of cash....................................................         (34,111)         (86,501)
                                                                                                 -------           ------
     Net cash used in investing activities..............................................         (58,424)        (106,156)
                                                                                                 -------           ------

Cash Flows from Financing Activities:
  Net borrowings under short-term debt arrangements.....................................          41,894          127,072
  Principal payments on long-term debt and debt of acquired entities ...................          (2,924)         (14,646)
  Dividends paid........................................................................          (6,078)          (6,043)
  Purchase of treasury stock............................................................              --          (21,229)
  Other.................................................................................             205              677
                                                                                                 -------           ------
     Net cash provided by financing activities..........................................          33,097           85,831
                                                                                                 -------           ------
Net Increase in Cash and Cash Equivalents...............................................           9,490            2,016
Cash and Cash Equivalents:
  Beginning of period...................................................................          10,000            6,010
                                                                                                 -------           ------
  End of period.........................................................................         $19,490           $8,026
                                                                                                 =======           ======



The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                   Notes to Consolidated Financial Statements
           (Unaudited) (In thousands, except share and per share data)

1.   Basis of Presentation

     In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of October 31, 2000, the results of operations for the three and nine months ended October 31, 2000 and 1999, and cash flows for the nine months ended October 31, 2000 and 1999. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the trends or results that may be expected for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2000, as filed with the Securities and Exchange Commission.

     The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three and nine months ended October 31, 2000 and 1999 each contained 13 and 39 weeks, respectively.

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported results of operations.


2.   Earnings Per Share

     Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The weighted-average number of shares used in calculating basic earnings per share were 23,511,000 and 23,214,000 for the three months ended October 31, 2000 and 1999, respectively, and 23,323,000 and 23,458,000 for the nine months ended October 31, 2000 and 1999, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 106,000 and 135,000 for the three months ended October 31, 2000 and 1999, respectively, and 90,000 and 148,000 for the nine months ended October 31, 2000 and 1999, respectively.


3.   Business Combinations

     During the nine months ended October 31, 2000, the Company acquired three wholesale distributors for $34.1 million in cash. As part of its e-commerce growth strategy, the Company also acquired the remaining 51% interest of bestroute.com for 723,183 shares of the Company's common stock. Previously, the Company owned 49% of bestroute.com, with the initial investment having been paid in cash. Additionally, in exchange for its 33 1/3% equity investment in Accord Industries ("Accord"), the Company acquired the net assets of Accord's rebar fabrication division.

     These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of cost over net assets acquired in the amount of $34.1 million has been recorded and is being amortized using the straight-line method over 5 to 40 years. These acquisitions, individually and in the aggregate, did not have a material effect on the consolidated financial statements of the Company. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.


4.   Long-Term Debt

     On May 29, 2000 the Company executed an amendment to its $75 million syndicated line of credit agreement which extended the maturity date to January 19, 2001.

     On September 13, 2000, the Company entered into a short-term credit agreement with a bank which provided for borrowings up to $50 million.

     On September 14, 2000, the maturity date of the Company's $15 million line of credit agreement was extended to June 30, 2001.

     There were no amounts outstanding under any of the above agreements as of October 31, 2000.

5.   Segment Information

     Effective February 1, 2000, the Company was reorganized into five strategic business units ("SBUs") on a product group basis. The five SBUs are:
     Electrical & Electric Utility; Plumbing/HVAC; Industrial Pipe, Valves & Fittings ("PVF"); Building Materials/Pool & Spa/Maintenance Supplies; and Water & Sewer.

     The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

     The "Corporate/Eliminations & Other" category includes corporate level operating expenses not allocated to the Company's operating segments along with intercompany eliminations and revenues and expenses for an immaterial segment.

     Income before income tax amounts evaluated include certain expense allocations for employee benefits, interest expense, corporate capital charges and property and casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

     As part of the Company's reorganization at the beginning of fiscal 2001, certain administrative groups and assets were re-aligned on an SBU basis. As a result of the reorganization, the Company restructured various administrative groups whereby activities previously performed on a centralized basis are now performed at the SBU level. Additionally, commencing in fiscal 2001, the Company changed its method of allocating certain costs (interest expense, rent expense, corporate capital charges and depreciation and amortization expense) to the SBUs which has also impacted the comparability of prior year information. Accordingly, comparative information has only been presented for net sales and gross profit, which were not impacted by any of the allocation method changes.

     The tables set forth below represent segment results for the three and nine months ended October 31, 2000 for each of the Company's SBUs. When comparable, information for the three and nine months ended October 31, 1999 has also been presented.

                                                                         Building
                                                                        Materials/
                                                                        Pool & Spa/               Corporate/
                            Electrical &     Plumbing/   Industrial     Maintenance   Water &    Eliminations
                          Electric Utility     HVAC         PVF          Supplies      Sewer      & Other           Total
Three Months              ----------------     ----         ---          --------      -----      -------           -----
Ended October  31
Net Sales
    2000                     $160,198        $265,403      $79,080      $113,357     $254,945      $(9,700)       $863,283
    1999                      149,668         251,277       75,738       108,901      206,733       (5,938)        786,379
Gross Profit
    2000                       30,278          59,999       21,059        32,310       52,643            1         196,290
    1999                       27,869          60,457       17,533        28,969       43,820           --         178,648
Depreciation and
  Amortization
   2000                           629           1,877          710           989        1,853        1,879           7,937
Interest and Other
  Income
   2000                           345             359           55           466          857         (574)          1,508
Interest Expense
   2000                           740           2,564        2,709         1,544        3,733           --          11,290
Income Before Income Taxes
   2000                         6,795           4,166        5,077         3,421       14,957       (2,481)         31,935

                                                                        Building
                                                                       Materials/
                                                                       Pool & Spa/               Corporate/
                          Electrical &      Plumbing/    Industrial    Maintenance    Water &   Eliminations
                        Electric Utility      HVAC          PVF         Supplies       Sewer      & Other        Total
Nine Months             ----------------      ----          ---         --------       -----      -------        -----
Ended October 31
Net Sales
    2000                    $456,951        $795,810      $235,681      $365,434      $736,520     $(21,886)  $2,568,510
    1999                     441,507         739,362       223,926       337,459       546,488      (16,179)   2,272,563
Gross Profit
    2000                      88,283         177,488        64,678       100,488       148,469            1      579,407
    1999                      79,902         176,963        51,373        87,823       115,118           --      511,179
Depreciation and
Amortization
    2000                       1,776           5,584         2,175         2,879         5,624        5,404       23,442
Interest and Other
  Income
    2000                         905           2,331           183         1,772         2,350       (2,839)       4,702
Interest Expense
    2000                       2,217           7,489         7,742         4,354        10,344           --       32,146
Income Before Income
  Taxes
    2000                      20,025          11,112        16,800        16,362        38,347       (8,380)      94,266


    The table set forth below represents the investment in accounts receivable, less allowance for losses, and inventories, for each SBU at October 31, 2000 and January 28, 2000.


                                                    October 31, 2000                            January 28, 2000
                                      ---------------------------------------       ---------------------------------------

                                       Accounts                      Total            Accounts                     Total
                                      Receivable    Inventories    Investment        Receivable   Inventories    Investment
                                      ----------    -----------    ----------        ----------   -----------    ----------
Electrical & Electric Utility          $83,620         $60,882      $144,502          $67,544        $53,617      $121,161
Plumbing/HVAC                          139,561         157,467       297,028          115,357        171,448       286,805
Industrial PVF                          42,452         119,491       161,943           42,303        118,455       160,758
Building Materials/Pool & Spa/
 Maintenance Supplies                   52,127          59,186       111,313           43,506         62,245       105,751
Water & Sewer                          174,665          84,071       258,736          132,282         89,726       222,008
                                       -------          ------       -------          -------         ------       -------

                                       492,425         481,097       973,522          400,992        495,491       896,483
Corporate/Eliminations & Other          (2,636)          4,015         1,379           (2,748)            --        (2,748)
                                        ------           -----         -----           ------        -------        ------
   Total                              $489,789        $485,112       974,901         $398,244       $495,491       893,735
                                      ========        ========                       ========       ========


Cash and Cash Equivalents                                             19,490                                        10,000
Deferred Income Taxes                                                  7,061                                        15,993
Other Current Assets                                                  34,860                                        38,050
Property and Equipment, Net                                          155,701                                       144,945
Excess of Cost Over Net Assets Acquired                              271,652                                       243,367
Other Assets                                                          23,471                                        22,924
                                                                      ------                                        ------
   Total Assets                                                   $1,487,136                                    $1,369,014
                                                                  ==========                                    ==========


6.   Subsequent Events

     The Company's short-term credit agreement, which provided for borrowings up to $50 million, terminated on November 30, 2000, but was subsequently amended to extend the termination date to December 15, 2000 and reduce the maximum borrowings to $10 million.

     On December 14, 2000, the Company executed an amendment to its $75 million syndicated line of credit agreement which extended the maturity date from January 19, 2001 to July 19, 2001.

                               HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of October 31, 2000, and the results of operations for the three and nine months then ended. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained herein and in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2000.


Forward-Looking Statements

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


Material Changes in Results of Operations

Net Sales

Net sales were $863.3 million for the quarter ended October 31, 2000, a 10% increase over the prior year's third quarter. Approximately 49% of the increase in net sales was attributable to same-store sales growth over the prior year's third quarter. The remainder of the increase was attributable to branches acquired or opened after January 31, 1999. Net sales for the nine months ended October 31, 2000 were $2.6 billion, a 13% increase over 1999. Approximately 54% of the increase in net sales was attributable to same-store sales growth over the prior fiscal year's first nine months, with the remainder of the increase attributable to branches acquired or opened after January 31, 1999.

Electrical & Electric Utility

Net sales were $160.2 million and $457.0 million for the three and nine months ended October 31, 2000, respectively, compared to $149.7 million and $441.5 million for the same periods in fiscal 2000. Of the total $10.5 million third quarter increase, $8.2 million was attributable to same-store sales growth with the remainder coming from newly opened or acquired branches. Of the $15.5 million year-to-date increase, $9.2 million was attributable to same-store sales growth. For the year-to-date period, the markets that the electrical and electric utility group serve did not have significant growth, which resulted in relatively flat sales growth. The 6% increase in same-store sales in the third quarter of fiscal 2001 was primarily due to increased sales associated with several large commercial jobs.

Plumbing/HVAC

Plumbing/HVAC net sales were $265.4 million and $795.8 million for the three and nine months ended October 31, 2000, respectively, compared to $251.3 million and $739.4 million for the same periods in fiscal 2000. The sales increase for both periods was primarily attributable to newly acquired or opened branches and a same-store sales increase of $9.6 million (4%) for the third quarter and $44.8 million (6%) for the first nine months of fiscal 2001. The growth in same-store sales for the three and nine month periods was driven by improved market penetration and the continued strength of the construction market.

Industrial PVF

For the quarter ended October 31, 2000, net sales were $79.1 million compared to $75.7 million in the third quarter of fiscal 2000. The sales increase was due to a 4% increase in same-store sales primarily driven by an increase in stainless steel and nickel alloy prices in fiscal 2001. For the nine months ended October 31, 2000 and October 31, 1999, net sales were $235.7 million and $223.9 million, respectively. The increase was primarily due to a 5% same-store sales increase as a result of commodity price increases in stainless steel and nickel alloy products in fiscal 2001.

Building Materials/Pool & Spa/Maintenance Supplies

Net sales increased from $108.9 million for the three months ended October 31, 1999 to $113.4 million for the three months October 31, 2000. For the nine months ended October 31, 1999 and October 31, 2000, sales increased 8% from $337.5 million to $365.4 million. Of the $4.5 million third quarter increase, $2.7 million was attributable to same-store sales growth, with the remainder coming from newly opened or acquired branches. Of the $27.9 million year-to-date increase, $18.7 million was attributable to same-store sales growth. The 3% third quarter and 6% year-to-date same-store sales increase was primarily due to
(i) improved market penetration in pool and spa products, (ii) strong demand for construction rental materials, and (iii) expansion of appliance product lines in the maintenance supply branches.

Water & Sewer

Water & sewer sales increased $48.2 million from $206.7 million in the third quarter of fiscal 2000 to $254.9 million in the third quarter of fiscal 2001, a 23% increase. For the nine months ended October 31, 2000, sales increased from $546.5 million to $736.5 million. Of the increases, $17.4 million of the third quarter increase and $79.5 million of the year-to-date increase were from increased sales in same-store branches. The remainder was due to branches opened or acquired after January 31, 1999. The 9% third quarter and 16% year-to-date same-store sales increase was due to (i) several large contracts and a general increase in overall activity through all water & sewer markets in fiscal 2001, and (ii) increased spending on infrastructure by municipalities.


Gross Profit and Gross Margin

Gross profit and gross margin for the three and nine months ended October 31, 2000 and October 31, 1999 were as follows (dollars in thousands):

                                                                Gross Profit                         Gross Margin
                                                                ------------                         ------------
                                                         Three              Three               Three            Three
                                                         Months             Months              Months           Months
                                                       Ended Oct.         Ended Oct.          Ended Oct.       Ended Oct.
                                                        31, 2000           31, 1999            31, 2000        31, 1999
                                                        --------           --------            --------        --------
    Electrical & Electric Utility                       $30,278            $27,869              18.9%            18.6%
    Plumbing/HVAC                                        59,999             60,457              22.6%            24.1%
    Industrial PVF                                       21,059             17,533              26.6%            23.1%
    Building Materials/Pool &
       Spa/Maintenance Supplies                          32,310             28,969              28.5%            26.6%
    Water & Sewer                                        52,643             43,820              20.6%            21.2%
    Corporate/Eliminations & Other                            1                 --              12.5%              --
                                                             --                ---              -----             ---
                                                       $196,290           $178,648              22.7%            22.7%
                                                       ========           ========              =====            =====


                                                                Gross Profit                         Gross Margin
                                                                ------------                         ------------

                                                          Nine               Nine                Nine             Nine
                                                         Months             Months              Months           Months
                                                       Ended Oct.         Ended Oct.          Ended Oct.       Ended Oct.
                                                        31, 2000            31, 1999           31, 2000         31, 1999
                                                       --------            --------           --------         --------
    Electrical & Electric Utility                       $88,283            $79,902              19.3%            18.1%
    Plumbing/HVAC                                       177,488            176,963              22.3%            23.9%
    Industrial PVF                                       64,678             51,373              27.4%            22.9%
    Building Materials/Pool &
       Spa/Maintenance Supplies                         100,488             87,823              27.5%            26.0%
    Water & Sewer                                       148,469            115,118              20.2%            21.1%
    Corporate/Eliminations & Other                            1                 --              12.5%              --
                                                             --                ---              -----             ---
                                                       $579,407           $511,179              22.6%            22.5%
                                                       ========           ========              =====            =====


Electrical & Electric Utility

Gross margin increased approximately 30 basis points from the third quarter of fiscal 2000 to the third quarter of fiscal 2001. For the nine months ended October 31, 2000, gross margin increased approximately 120 basis points compared to the prior period. The primary cause of the increased margins was a shift in sales mix to higher margin products, with the remainder being attributable to enhanced purchasing power.

Plumbing/HVAC

Gross margin decreased approximately 150 basis points from the third quarter of fiscal 2000 to the third quarter of fiscal 2001. When compared to the first nine months of fiscal 2000, gross margin for the nine months ended October 31, 2000 decreased by approximately 160 basis points. The decreases were primarily attributable to an erosion of margins as the Company sought to protect market share in certain geographic areas.

Industrial PVF

Gross margin and gross profit within this segment are closely tied to the pricing of certain commodity based products, primarily stainless steel and nickel alloys. In the first two quarters of fiscal 2001, the price of these commodity items increased which improved the Company's gross margin for these products. There was a slight decrease in margins during the third quarter, and the Company anticipates margins within this segment to continue decreasing in the fourth quarter of fiscal 2001 and during fiscal year 2002 as the inventories purchased prior to recent price increases are depleted.

Building Materials/Pool & Spa/Maintenance Supplies

Gross margin increased approximately 190 basis points from the third quarter of fiscal 2000 to the third quarter of fiscal 2001. For the nine months ended October 31, 2000, gross margin increased approximately 150 basis points compared to the prior period. The increases were primarily due to a shift in sales mix resulting from increased equipment rentals and increased emphasis on specialty product sales. The remainder of the increase was largely due to improved purchasing power in fiscal 2001.

Water & Sewer

For the three and nine months ended October 31, 2000, gross margin in the water & sewer segment declined approximately 60 and 90 basis points, respectively, when compared to the same periods in the prior year. The decreases were primarily due to an increase in large direct shipment orders which generate lower gross margins.


Operating Expenses

Operating expenses for the three and nine months ended October 31, 2000 and 1999 were as follows (dollars in thousands):

                                                           2000                   1999              Variance
                                                           ----                   ----              --------
Three Months Ended October 31,
          Operating expenses                            $154,573               $138,390             $16,183
          Percentage of net sales                           17.9%                  17.6%               11.7%

                                                           2000                   1999              Variance
                                                           ----                   ----              --------
Nine Months Ended October 31,
          Operating expenses                            $457,697               $403,768             $53,929
          Percentage of net sales                           17.8%                  17.8%               13.4%


Approximately $8.8 million (54%) of the $16.2 million increase in operating expenses for the three months ended October 31, 2000 and $25.6 million (48%) of the $53.9 million nine month increase was attributable to branches acquired and opened after January 31, 1999. The remainder of the increase for these periods was primarily due to (i) higher personnel costs associated with same-store sales growth, (ii) increased transportation costs brought about by same-store growth and increased fuel costs, and (iii) increased information technology costs as the Company continues to upgrade its information technology systems.


Interest and Other Income

Interest and other income decreased from $2.0 million for the three months ended October 31, 1999 to $1.5 million for the three months ended October 31, 2000. For the nine months ended October 31, 1999 and 2000, interest and other income decreased from $6.7 million to $4.7 million, respectively. For the three and nine months ended October 31, 2000, the decrease was primarily due to losses from the Company's equity investment in bestroute.com. These losses were partially offset by increased income from the Company's other equity investments and increased service charge income.

Interest Expense

Interest expense was $11.3 million and $8.2 million for the three months ended October 31, 2000 and 1999, respectively. Interest expense increased from $22.5 million for the nine months ended October 31, 1999 to $32.1 million for the nine months ended October 31, 2000. The increase in interest expense for both the three and nine month periods was primarily the result of higher borrowing levels, coupled with increased interest rates. The higher borrowing levels were primarily due to the Company's (i) higher working capital investments resulting from accelerated sales growth, (ii) expansion through business acquisitions, which has been partially funded by debt financing, and (iii) share repurchases.


Income Taxes

The effective income tax rates for the three months and nine months ended October 31, 2000 and 1999 were 41.0% and 40.5%, respectively. The increase in the effective rate was due to increases in non-deductible goodwill and other non-deductible costs.


Net Income

Net income was $18.8 million for the third quarter compared to $20.2 million for the prior year's third quarter, a 7% decrease. Net income for the nine months ended October 31, 2000 increased from $54.5 million in fiscal 2000 to $55.6 million in fiscal 2001, a 2% increase. Diluted earnings per share for the three and nine months ended October 31, 2000 was $.80 and $2.38, respectively, compared to $.87 and $2.31 for the three and nine month periods ended October 31, 1999. The factors impacting net income and diluted earnings per share have been enumerated above in the material changes in results of operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

Working capital at October 31, 2000 totaled $726.5 million compared to $657.5 million at January 28, 2000. The working capital ratio was 3.3 to 1 and 3.2 to 1 as of October 31, 2000 and January 28, 2000, respectively. The increase was principally driven by increased receivables which were partially offset by increases in accrued income taxes. The higher accounts receivable include a seasonal component and reflect sales increases over prior year end. The increased accrued income taxes resulted from timing differences of estimated tax payments.

Net cash provided by operations was $34.8 million for the nine months ended October 31, 2000 compared to net cash provided by operations of $22.3 million for the nine months ended October 31, 1999. This change was primarily the result of reduced inventory levels and an increase in net deferred taxes partially offset by increased accounts receivable and lower accounts payable.

The Company's expenditures for property and equipment were $19.0 million for the nine months ended October 31, 2000 compared to $23.7 million for the nine months ended October 31, 1999. Capital expenditures for property and equipment, excluding amounts for business acquisitions, are expected to be approximately $26 million for fiscal 2001.

Cash payments for business acquisitions accounted for as purchases totaled $34.1 million for the nine months ended October 31, 2000 compared to $86.5 million for the nine months ended October 31, 1999. These outlays represent three wholesale distributors acquired and accounted for as purchases in the current nine month period and six wholesale distributors acquired in the prior year period. As part of its e-commerce growth strategy, the Company also acquired the remaining 51% interest of bestroute.com for 723,183 shares of the Company's common stock. Previously, the Company owned 49% of bestroute.com, with the initial investment having been paid in cash. Additionally, in exchange for its 33 1/3% equity investment in Accord, the Company also acquired the net assets of Accord's rebar fabrication division.

Principal reductions on long-term debt were $2.9 million for the nine months ended October 31, 2000 and $14.6 million for the nine months ended October 31, 1999. These amounts were primarily attributable to the repayment of debt assumed as a result of certain business acquisitions. Dividend payments were $6.1 million and $6.0 million during the nine months ended October 31, 2000 and 1999, respectively.

On September 13, 2000, the Company entered into a short-term credit agreement with a bank which provided for borrowings up to $50 million. The short-term credit agreement terminated on November 30, 2000, but was subsequently amended to extend the termination date to December 15, 2000 and reduce the maximum borrowings to $10 million. On September 14, 2000, the maturity date of the Company's $15 million line of credit agreement was extended to June 30, 2001. On December 14, 2000, the Company executed an amendment to its $75 million syndicated line of credit agreement which extended the maturity date from January 19, 2001 to July 19, 2001. There were no amounts outstanding under any of these agreements as of October 31, 2000.

As of October 31, 2000, the Company had approximately $19.5 million of cash and $61.3 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company also believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business acquisition opportunities in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock. The Company is in the process of marketing a $150 million private debt placement and anticipates the closing of this transaction to occur by December 31, 2000.


Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), was issued in June 1998. FAS 133 is effective for the Company in the year beginning January 27, 2001. FAS 133 was amended in June 2000 by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (FAS 138). Both FAS 133 and FAS 138 require that an entity recognize and measure all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of these standards is not expected to have a material impact on the Company's financial reporting.

In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in net sales. The Company will elect to disclose in the notes to the consolidated financial statements the shipping and handling costs, which are now included in selling, general and administrative expenses. The Company is currently assessing the amount required to be disclosed, and will adopt EITF 00-10 in the fourth quarter of fiscal year 2001.


Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risk from changes in (i) interest rates on outstanding variable-rate debt and (ii) the prices of certain of the Company's products whose manufacture is reliant on certain commodity price fluctuations.


Interest Rate Risk

At October 31, 2000, the Company had approximately $348.8 million of outstanding variable-rate debt. Based upon an assumed 10% increase or decrease in interest rates from their October 31, 2000 levels, the market risk with respect to the Company's variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.


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

                           PART II. OTHER INFORMATION

                              HUGHES SUPPLY, INC.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits Filed.


         10.11(a) Second Amendment dated May 29, 2000 to Line of Credit
                  Agreement, dated as of January 26, 1999 and amended on September 29, 1999, by and among the Company and a group of banks.


         10.13 Short Term Credit Agreement, dated as of September 13, 2000, by and between the Company and Bank of America, N.A.


         27.1     Financial Data Schedule. (filed electronically only).


         (b)      REPORTS ON FORM 8-K.

                  There were no reports on Form 8-K filed during the quarter ended October 31, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HUGHES SUPPLY, INC.

Date: December 15, 2000             By: /s/ DAVID H. HUGHES
                                        -------------------
                                            David H. Hughes, Chairman of the
                                            Board and Chief Executive Officer

Date: December 15, 2000             By: /s/ J. STEPHEN ZEPF
                                      ---------------------
                                            J. Stephen Zepf, Treasurer, Chief
                                            Financial Officer and Chief
                                            Accounting Officer

                                 Exhibit Index

Exhibit
 Page             Description
 -----            -----------

10.11(a) Second Amendment dated May 29, 2000 to Line of Credit Agreement, dated as of January 26, 1999 and amended on September 29, 1999, by and among the Company and a group of banks.

10.13 Short Term Credit Agreement, dated as of September 13, 2000, by and between the Company and Bank of America, N.A.

27.1       Financial Data Schedule (filed electronically only).