Form 10-K
period 2001-01-26
HUGHES SUPPLY INC
filed 2001-04-26
CIK 49029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2001

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates: $336,001,765 as of April 20, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 23,466,441 shares of Common Stock ($1.00 par value) as of April 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

    Part I    -   Annual  Report  to  Shareholders  for the  fiscal  year  ended
                  January 26, 2001 (designated portions).

    Part II   -   Annual  Report  to  Shareholders  for the  fiscal  year  ended
                  January 26, 2001 (designated portions).

    Part III  -   Definitive  Proxy  Statement  for the 2001  Annual  Meeting of
                  Shareholders (designated portions).

    Part IV   -   Annual  Report  to  Shareholders  for the  fiscal  year  ended
                  January 26, 2001 (designated portions).

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.    Business ........................................................   4

Item 2.    Properties ......................................................  14

Item 3.    Legal Proceedings ...............................................  14

Item 4.    Submission of Matters to a Vote of Security Holders..............  14

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters ............................................   15

Item 6.    Selected Financial Data ........................................   15

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......   15

Item 8.    Financial Statements and Supplementary Data ....................   16

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ...........................    16

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............    17

Item 11.   Executive Compensation ........................................    17

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management ....................................................    17

Item 13.   Certain Relationships and Related Transactions ................    17

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K ......................................................    18

           Signatures ....................................................    24

           Index of Exhibits Filed with this Report ......................    25

                                     PART I

ITEM 1.  BUSINESS

GENERAL


Hughes Supply, Inc. (as used throughout this report, "Hughes Supply," the "Company" or the "Registrant" refers to Hughes Supply, Inc. and its subsidiaries, except where the context otherwise requires) is one of the largest diversified wholesale distributors of construction and industrial materials, equipment and supplies to commercial construction, residential construction, industrial and public infrastructure markets in North America. The Company, founded in 1928, distributes over 240,000 products, built around five broad product categories, through 447 branches and eight central distribution centers located in 34 states and Mexico. The Company's principal customers are electrical,  plumbing,  mechanical,  fire  protection  and  underground  utility contractors, electric utility customers, property management and property development companies, municipalities and government agencies, industrial companies and telecommunication companies. Industrial companies include companies in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical and marine industries.

Effective February 1, 2000, the Company's operations were reorganized into five stand-alone strategic business units ("SBUs"), each of which is led by a group president and includes a staff dedicated to the unit. A SBU is organized around each of the following five broad product categories:

o        Electrical & Electric Utility

o        Plumbing & HVAC

o        Industrial Pipe, Valves & Fittings ("Industrial PVF")

o        Building Materials & Maintenance Supplies

o        Water & Sewer

The SBUs represent the Company's reportable segments and constitute the basis management uses for making operating decisions and assessing performance. This product-driven organizational structure is designed to enhance the Company's competitive position in the marketplace by intensifying the Company's focus on satisfying customer needs, strengthening vendor relationships and streamlining the decision-making processes of the Company. Financial information about the Company's SBUs is set forth in Note 10 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 26, 2001, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.

The Company focuses on distributing construction and industrial products that leverage its strengths in inventory management, specialized sales forces by product group, distribution and logistics, credit management and information technology. The Company has increasingly focused on value-added products and services, including integrated supply arrangements, fabrication, facilities management and the development of national accounts.

The Company employs a specialized and experienced sales force for each of its SBUs to best serve its customers. Management believes that no other company competes against Hughes Supply across all of its product groups.

The Company's SBUs are impacted by seasonality. Generally, sales of the Company's products are higher in the second and third quarters of each year due to more favorable weather conditions during these periods.

DIVESTITURE

In January 2001, the Company completed the sale of the assets of its pool and spa business. The pool and spa business engaged in the wholesale distribution of swimming pool and spa equipment and supplies and was principally included in the Building Materials & Maintenance Supplies SBU. The Company's decision to divest its pool and spa business was based on the seasonality of its sales along with the limited size of its marketplace. Additional information with respect to the sale of the Company's pool and spa business is set forth in Note 2 of the Notes to Consolidated Financial Statements of the Company's Annual Report to
Shareholders for the fiscal year ended January 26, 2001, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference. The Company continues to evaluate other non-core businesses and their strategic fit with the Company's long-term goals.

E-COMMERCE

Hughes Supply's e-commerce strategy focuses upon: (i) expanding net sales through greater customer reach, extended hours (i.e., 24/7/365) and broader product offerings; and (ii) lowering costs through streamlined selling, general and administrative costs, improved inventory management and lower product procurement costs. In addition, e-commerce solutions in the wholesale distribution business are ideally suited to national account programs and integrated supply chain management, two important growth areas for the Company.

The Company's current e-commerce strategy includes the development of its web site, hughessupply.com. This web site, when fully operational, will enable the Company's customers to order products directly via electronic commerce, as well as allow the Company to place direct electronic orders with vendors for the majority of its products. Fulfillment will be done from the existing branch network. The overall reduction in paper flow is expected to reduce procurement costs. This site is currently being developed by the Company's Information Technology ("IT") department.

As a result of continued operating losses in two of the Company's e-commerce ventures, the Company recorded a write-off of goodwill and other assets during the fourth quarter of fiscal 2001. Additional information with respect to these write-offs is set forth in Notes 2 and 3 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 26, 2001, a copy of which is filed as an exhibit to this Report and the cited portions of which are incorporated herein by reference.

INDUSTRY OVERVIEW

Based on estimates available to the Company, industry sales in the United States of products sold by the Company exceeded $200 billion in 2000, and no wholesale distributor of these products accounted for more than 5% of the total market.

Many local and regional distributors are privately-owned, relationship-based companies. Such distributors often have limited purchasing power, lack sufficient resources to offer broad product lines and multiple brands, and lack the sophisticated inventory management and control systems necessary to operate multiple branches efficiently. As a result, such distributors target their services to a particular type or size of customer and/or a particular product group. To counter the limitations experienced by small distributors, certain wholesale distributors, including the Company, have grown considerably through acquisitions. This expansion has enabled Hughes Supply to service various sizes and types of customers with multiple product groups and to diversify its sales across various types of construction and users of its products.

Because  of  Hughes  Supply's  strong  competitive  position,  its  size and its management infrastructure, management believes that the Company is well positioned to continue to benefit from consolidation trends within the wholesale distribution business.

Unlike do-it-yourself home center retailers, the Company does not market its products to retail consumers. Consequently, the Company differentiates itself with respect to its customer base, breadth of products offered and level of service provided. Management believes that the Company's customers are typically professionals who choose their suppliers primarily on the basis of product availability, price, relationships with sales personnel, and the quality and scope of services offered by such suppliers. Furthermore, professional customers generally buy in large volumes, are repeat buyers because of their involvement in longer-term projects, and require specialized services not typically provided by do-it-yourself home center retailers. The Company provides its customers with credit services, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, technical product services (including blueprint take-off and computerized order quotes), and assistance with product returns. Accordingly, the Company has been able to serve customer groups that do-it-yourself home center retailers generally do not emphasize.

OPERATING STRATEGY

The Company's operating strategy is based on decentralizing, at the branch level, customer-related functions such as sales and local inventory management. The administrative responsibilities for certain functions such as credit, human resources, finance and accounting, legal and information technology are centralized at the corporate level.

Effective February 1, 2000, all operating branches were assigned to one of the Company's SBUs, each of which is led by a group president. Under the new structure, the Company's branches are grouped into territories, territories into districts, and districts into SBUs. Some of the larger districts are grouped into regions. Territory managers generally have oversight responsibility for branches within a territory as well as direct responsibility for a specific branch within the territory. District managers have two or more territory managers who report to them and regional managers have two or more district managers who report to them. Prior to February 1, 2000, the Company was organized into regions which were mixtures of geographic and product group categories. This organizational structure also differed from the current structure in that district and territory managers reported to the Company's regional vice presidents who, in turn, reported to the Company's president. Management believes its current structure provides improved support for the Company's expected future growth through acquisitions, creates increased customer focus and vendor recognition by product category and improves and accelerates decision making while increasing overall administrative efficiency.

Key elements of the Company's operating strategy include:

Local Market Focus

Hughes Supply has organized its branches as autonomous, decentralized branches capable of meeting local market needs and offering competitive prices. Each branch handles one or more of the Company's product groups and operates as a separate profit center with its own experienced sales force which is specialized by product group. Each branch manager has the authority and responsibility to set pricing and tailor the inventory offering and mix (as well as the nature of services offered) in order to meet the local market demand. In addition, each branch manager is responsible for purchasing, maintaining adequate inventory levels, cost controls and customer relations. A substantial portion of a branch manager's compensation is dependent on their branch's financial performance. The Company has been able to tailor its branch size and product offerings to meet perceived market demand. As a result, the Company successfully operates branches in secondary cities where management believes it has achieved significant market share and in larger metropolitan areas where it has established a sound market presence.

Superior Customer Service

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

Comprehensive and Diversified Product Groups

As part of its emphasis on superior customer service, the Company offers more than 240,000 products at competitive prices. Distribution of a wide variety of products within each product category helps the Company's customers manage their inventory, arrange for consolidated delivery requirements and provide a greater portion of total job specifications. The depth and breadth of the Company's product categories generally permits it to make add-on sales of higher margin, non-commodity items. The Company is diversified across multiple product categories, geographic regions and various sectors of the construction industry (such as commercial, residential, public infrastructure and industrial), which lessens its dependence upon market conditions applicable to any of its product categories or any single sector of the construction industry. This product diversification provides opportunities for the Company to participate in multiple phases of construction projects, capturing more of the total construction spending dollar and spanning the entire construction cycle.

Well-Trained and Experienced Workforce

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

Centralized Administrative Functions

The Company has centralized certain administrative functions such as credit, human resources, finance and accounting, legal and management information systems. Centralization of human resources, finance and accounting functions ensure conformity in policy and lower costs of administration. The Company's credit function is essential to its success. Each SBU has dedicated credit managers. All credit decisions are researched, analyzed and approved by the SBU credit managers to ensure conformity and quality of credit decisions across the Company's operations.

Volume Purchasing Power

The Company established its Preferred Vendor Program in 1991 to more effectively leverage its purchasing power. This program has reduced the number of vendors and has resulted in stronger, more strategic relationships with a more concentrated group of vendors. The concentration of vendors has also improved the Company's ability to ensure more timely delivery, to reduce errors, and to obtain better terms and greater financial incentives. Other programs currently being employed with vendors include vendor-managed inventory systems, bar coding, and electronic exchange of purchase orders and invoices.

The Company's operating strategy additionally focuses on six interrelated initiatives that it believes will improve operating efficiencies, profitability and customer service. These six initiatives include the following:

o        inventory management

o        supplier relations/margin improvement

o        freight management

o        same-store sales

o        accounts receivable

o        e-business development

GROWTH STRATEGY

In recent years, the Company has centered its internal growth and growth through acquisitions around customer groups and products which help it to diversify geographically and product-wise, capturing more of the total construction dollar while focusing more on products used in repair, maintenance, replacement and renovation applications. These products generally offer higher margins and are less dependent on new construction. Management believes that the Company's product, market and geographic diversification helps reduce the impact of economic cycles on its net sales and profitability. A summary of the Company's internal growth and acquisition program follows.

Internal Growth

Hughes Supply has grown internally through increases in same-store sales and the opening of new branches. Same-store sales increases have been attributable to new product introductions within existing branches, such as fire protection equipment and concrete fabrication products, fiber-optic products and the higher value-added services such as integrated supply, national account business and complete warehouse management contracts. Since January 26, 1996, Hughes Supply has opened 87 new branches. New branches are generally opened to fill in existing market areas or to accommodate the split out of multiple product group branches. Since January 26, 1996, the Company has closed 67 branches, excluding branches that were sold as part of the divestiture of its pool and spa business. The Company closed these branches primarily because they did not strategically fit into the Company's core businesses and/or they did not perform to expectations.

Acquisitions

Historically, Hughes Supply has pursued an active acquisition strategy to capitalize on the large, growing and highly-fragmented markets in which it competes. The Company's acquisition strategy focuses on acquiring profitable, private, wholesale distribution businesses with strong management teams and well-developed market positions and customer relationships. Hughes Supply identifies acquisition targets that present growth opportunities and complement Hughes Supply's existing structure, allowing Hughes Supply to benefit from synergies resulting from the integration of these targets' operations with its own. Management believes that significant acquisition opportunities exist in each of its product categories. Hughes Supply categorizes its acquisitions as fill-in acquisitions or new market acquisitions:

o Fill-in acquisitions represent acquisitions of primarily small companies that distribute some of the same product groups as the Company in geographic areas already served by Hughes Supply. The Company's management believes that significant additional fill-in acquisition opportunities are available.

o New market acquisitions represent the addition of new product groups, primarily within the Company's existing product categories, or the entry into new geographic markets, or both. During this period, the Company's principal acquisition criteria has been to:

     o    add products and product groups with higher gross margins;

     o increase sales to the replacement and industrial markets (that tend to be less cyclical than new construction markets);

     o    achieve greater geographical diversification;

     o develop additional opportunities for future fill-in acquisitions and new branch openings; and

     o    expand its current product offering from leading suppliers.

Since January 26, 1996, the Company has completed 16 fill-in acquisitions representing 34 branches and 34 new market acquisitions representing 178 branches.

RECENT ACQUISITIONS

Since January 28, 2000, the Company has acquired several wholesale distributors, including:

(i)     Western Utilities Supply Co., with seven branches in Alaska, Montana and
        Washington,   significantly  expanded  the  Company's  water  and  sewer business in new geographic markets;

(ii) Kingston Pipe Industries, with four branches in Rhode Island, Delaware, Maryland and Virginia, significantly increased the presence of the fire protection part of the Company's water and sewer business in new geographic markets; and

(iii) Associated Electric Supply, Inc., with one branch in Alabama, expanded the Company's electrical and electric utility business in a new geographic market.

PRODUCTS

The Company distributes products and offers services in the following five broad product categories:

o Electrical & Electric Utility: Wire management products; distribution equipment; wire and cable; automation products; tools and fasteners; lamp/lighting controls; energy products; data/communications products; meter repair and certification; pole line hardware; and storeroom/job trailer management.

o Plumbing & HVAC: Residential and commercial water heaters, furnaces, heat pumps and air conditioning units; copper, steel, cast iron, poly and PVC pipe and fittings; plumbing fixtures; faucets and accessories; pumps and sprinkler heads; commercial drains; mechanical valves; repair parts;and procurement services.

o Industrial PVF: Gate valves; motor-operated valves; fittings; pressure fittings; angle and check valves; actuated valves; flanges; plate; sheet; ball valves; pipe; tubing and bar.

o    Building  Materials & Maintenance  Supplies:  Concrete and masonry supplies and accessories; road and bridge products; tilt-up services; sealants, waterproofing and fireproofing; commercial washroom specialties; tools and fasteners; and multi-family housing maintenance supplies, including plumbing, electrical, appliances/parts and janitorial supplies.

o Water & Sewer: All piping products (ductile iron, PVC, HDPE, and steel); hydrants; valves; fittings; storm drains; backflow devices; meters; leak detection; sewer concrete products; utility vaults; irrigation products; pumps; tanks; manhole rehab services; and fire protection fabrication and supplies.

SALES AND MARKETING

The Company employs approximately 875 outside sales representatives who call on and work with professional buyers such as architects, engineers, manufacturers' representatives, purchasing agents, plant superintendents, foremen and job specifiers for contractors and subcontractors. The Company's outside sales representatives provide product specifications and usage data, design alternatives, and job quotes to professional buyers in an effort to assist them in fulfilling their material needs. This sales force also assists with custom design projects for customers providing assistance through brainstorming, story boarding, graphic design and photography. Approximately 675 inside account executives expedite orders, deliveries, quotations, requests for pricing and the release of products for delivery. Most orders and shipment releases are delivered by the Company's trucks to the customers' offices, job sites or plants.

DISTRIBUTION AND LOGISTICS

The Company's distribution network consists of 447 branches and eight central distribution centers in the United States and two branches in Mexico. The efficient operation of the Company's distribution network is critical in providing quality service to its specialized customer base. The Company's distribution centers and branches use technology in warehouse management to optimize receiving, inventory control, picking, packing and shipping functions. The Company's purchasing agents in its branches use a computerized inventory system to monitor stock levels, while central distribution centers in Arizona, Florida, Georgia, North Carolina and Texas provide purchasing assistance as well as a broad stock of inventory which supplements the inventory of the branches. In addition, the Company uses several of its larger branches in other parts of the country as distribution points for certain product lines.

CUSTOMERS AND SUPPLIERS

The Company currently serves over 75,000 customers, and no single customer accounts for more than 1% of total annual sales. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years. The substantial majority of customer orders are shipped from inventory at the Company's branches. The Company also accommodates special orders from its customers and facilitates the shipment of certain large volume orders directly from the manufacturer to the customer.

The Company regularly purchases from over 11,000 manufacturers and suppliers of which approximately 700 are part of the Company's Preferred Vendor Program. The Company instituted this Preferred Vendor Program to leverage its existing relationships with a number of suppliers and to increase sales of their products in local markets through various initiatives, including sales promotions, cooperative marketing efforts, dedicated sales force and product exclusivity. In return, many of these key suppliers offer lower prices and volume incentive programs to the Company. The Company actively solicits volume-purchasing discounts and rebates from its preferred vendors and is constantly working to expand its Preferred Vendor Program. No single supplier accounted for more than 5% of the Company's total purchases during fiscal 2001.

INFORMATION TECHNOLOGY

The Company's IT systems are capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The Company's customers and sales representatives rely on these systems for real-time information on product pricing, inventory availability and order status. The systems also provide management with information relating to sales, inventory levels and customer payments, and with other data that is essential for the Company to operate efficiently and provide a high level of service to its customers. The Company believes that its continued investment in upgrading and consolidating its IT systems is necessary to provide a platform to implement its e-commerce initiatives and to allow it to continue its strategic growth initiatives.

In fiscal  2001,  the  Company  selected a new  distribution/logistics  software provider. This integrated software is an e-commerce enabled, customer fulfillment, inventory management, logistics and distribution management system. It is designed specifically for MRO- and contractor-oriented distributors, such as the Company. The Company expects the implementation of this software to be staggered over a period of at least three years, beginning in September 2001. The Company believes that this timeframe will enable it to reduce risk, minimize customer disruption and spread implementation costs. Once implementation is complete, the Company expects to be operating primarily under one platform, compared to its 17 current operating systems. The Company believes that consolidation of its operating systems allows for increased operational efficiencies, particularly in the area of working capital management, provides a means for decreasing transaction costs and provides the Company with the infrastructure necessary to realize administrative synergies associated with past and future acquisitions.

COMPETITION

Management believes that the Company is one of the largest wholesale distributors of its range of products in the United States and that no other company competes against it across all of its product groups. However, there is strong competition in each product group distributed by the Company. The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, and contractors' tools. The principal competitive factors in the Company's business are product availability, pricing, technical knowledge as to application and usage, and advisory and other service capabilities which develop the trust factor needed in successful customer relationships.

INVENTORIES

The Company is a wholesale distributor of construction and industrial materials and maintains significant inventories to meet rapid delivery requirements and to ensure a continuous allotment of goods from suppliers. As of January 26, 2001, inventories constituted approximately 32% of the Company's total assets.

EMPLOYEES

As of January 26, 2001, the Company had approximately 7,700 employees consisting of approximately 14 executives, 1,630 managers, 1,550 sales personnel and 4,506 other employees, including truck drivers, warehouse personnel, office and clerical workers. Over the last year, the Company's work force has decreased approximately 2% compared to the prior year. This decrease was primarily the result of (i) the divestiture of the Company's pool and spa business, (ii) reductions to bring headcount more in line with current economic conditions, and
(iii) efforts to make the Company's operations more efficient. The decrease was partially offset by increases resulting from acquired and newly-opened wholesale branches. The Company considers its relationships with its employees to be good.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this Report, the words "believe," "anticipate," "estimate," "expect," "may," "will," "should," "plan," "intend," "potential," "predict," "forecast" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. The foregoing should be read in conjunction with the Company's consolidated financial statements and the notes thereto incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company leases approximately 60,000 square feet of an office building in Orlando, Florida for its headquarters. In addition, the Company owns or leases 447 facilities in 34 states and Mexico. The typical sales branch consists of a combined office and warehouse facility ranging in size from 3,000 to 50,000 square feet, with paved parking and storage areas. The Company also operates a computer center and eight central distribution centers. The Company believes that its properties are in good condition and are suitable and adequate to carry on the Company's business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 26, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information with respect to the principal market for the Company's common stock, stock prices and dividend information is set forth under the caption "Corporate and Shareholder Information" and in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 26, 2001, a copy of which is filed as an exhibit to this Report and the cited portions of which are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Information with respect to selected financial data of the Company is set forth under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended January 26, 2001, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information with respect to the Company's financial condition, changes in financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 26, 2001, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the Company's market risk is set forth under the section "Quantitative and Qualitative Disclosure About Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 26, 2001, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  Financial Statements

The financial statements filed with this report are set forth in Item 14(a).

(b)  Selected Quarterly Financial Data

Information with respect to selected quarterly financial data of the Company is set forth in Note 11 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 26, 2001, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any change in, or disagreement with, its accountants or reportable event which is required to be reported in response to this item.

                                    PART III

All information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

(1) All Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 26, 2001, are filed under Item 8 and are incorporated by reference:

                                                                         Annual
                                                                         Report
                                                                         Page(s)

     Consolidated Statements of Income for the years ended
           January 26, 2001, January 28, 2000 and January 29, 1999          26

     Consolidated Balance Sheets as of January 26, 2001 and
           January 28, 2000                                                 27

     Consolidated Statements of Shareholders' Equity for the years
           ended January 26, 2001, January 28, 2000 and January 29, 1999    28

     Consolidated Statements of Cash Flows for the years ended
           January 26, 2001, January 28, 2000 and January 29, 1999          29

     Notes to Consolidated Financial Statements                          30-39

     Report of Independent Certified Public Accountants                     40

(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended January 26, 2001, January 28, 2000 and January 29, 1999.

                               Hughes Supply, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                                       Fiscal Years Ended
                                            ----------------------------------------
                                             January 26,   January 28,   January 29,
                                                2001          2000         1999
                                            ------------   -----------  ------------
Allowance for doubtful accounts:
  Balance at beginning of year                  $  2,777      $ 2,809      $ 3,522
    Additional charged to costs and expenses      10,273        3,608        1,882
Deductions                                        (6,944)      (3,640)      (2,595)
                                                --------      -------      -------
Balance at end of year                          $  6,106      $ 2,777      $ 2,809
                                                ========      =======      =======
Deferred income taxes:
  Beginning at beginning of year                $     --      $    --      $    --
    Additions charged to costs and expenses          698           --           --
                                                --------      -------      -------
Balance at end of year                          $    698      $    --      $    --
                                                ========      =======      =======

All other schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes thereto.


              Report of Independent Certified Public Accountants on
                          Financial Statement Schedule

To the Shareholders and Board of Directors of Hughes Supply, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 23, 2001 appearing in the fiscal 2001 Annual Report to Shareholders of Hughes Supply, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orlando, Florida
March 23, 2001

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended January 26, 2001.

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

     (10) Material contracts.

          10.1 Lease Agreements with Hughes, Inc.

               (a) Leases effective March 31, 1988, incorporated by reference to Exhibit 10.1(c) to Form 10-K for the fiscal year ended January 27, 1989 (Commission File No. 0-5235).

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

               (b) Lease Agreement dated June 1, 1987, between Hughes, Inc. and the Registrant, for additional Sarasota property, incorporated by reference to Exhibit 10.1(j) to Form 10-K for the fiscal year ended January 29, 1988 (Commission File No. 0-5235).

               (c)  Lease dated March 11,  1992,  incorporated  by  reference to
                    Exhibit 10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

                    Sub-Item          Property

                       (2)            Gainesville Electrical Operation

               (d) Amendments to leases between Hughes, Inc. and the Registrant, dated April 1, 1998, amending the leases for the thirteen properties listed in Exhibit 10.1(b), (d) and (e), incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

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

          10.7      (a)  Hughes  Supply,   Inc.  1997   Executive   Stock  Plan,
                         incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended January 28, 2000 (Commission
                         File No. 001-08772).

          10.7      (b)  Amendment  No.  1  to  the  Hughes  Supply,  Inc.  1997
                         Executive  Stock Plan,  incorporated  by  reference  to
                         Exhibit 10.7(b) to Form 10-Q for the quarter ended April 30, 2000 (Commission File No. 001-08772).

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

          10.10 Revolving Credit Agreement, dated as of January 26, 1999 and amended on various dates through December 20, 2000, by and among the Company and a group of banks. The Revolving Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

          10.11 Line of Credit Agreement, dated as of January 26, 1999 and amended on various dates through December 20, 2000, by and among the Company and a group of banks. The Line of Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

          10.12 Note Purchase Agreement, dated as of December 21, 2000 and amended January 19, 2001, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement.

          10.13 Separation and Release Agreement, dated as of March 28, 2001, by and between the Company and A. Stewart Hall, Jr.

     (11) Statement re computation of per share earnings. Not applicable.

     (12) Statements re computation of ratios. Not applicable.

     (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 26, 2001.

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

                                                HUGHES SUPPLY, INC.


                                       By:      /s/ David H. Hughes
                                                --------------------------------
                                                David H. Hughes, Chairman of
                                                the Board and Chief Executive
                                                Officer

                                                /s/ J. Stephen Zepf
                                                --------------------------------
                                                J. Stephen Zepf, Treasurer,
                                                Chief Financial Officer and
                                                Chief Accounting Officer

Date:  April 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David H. Hughes                             /s/ H. Corbin Day
----------------------------                    --------------------------------
David H. Hughes                                 H. Corbin Day
April 23, 2001                                  April 23, 2001
(Director)                                      (Director)

/s/ John D. Baker II                             /s/ Vincent S. Hughes
----------------------------                    --------------------------------
John D. Baker II                                Vincent S. Hughes
April 23, 2001                                  April 23, 2001
(Director)                                      (Director)

/s/ Robert N. Blackford                         /s/ William P. Kennedy
----------------------------                    --------------------------------
Robert N. Blackford                             William P. Kennedy
April 23, 2001                                  April 23, 2001
(Director)                                      (Director)

                    INDEX OF EXHIBITS FILED WITH THIS REPORT

10.10 Revolving Credit Agreement, dated as of January 26, 1999 and amended on various dates through December 20, 2000, by and among the Company and a group of banks. The Revolving Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

10.11 Line of Credit Agreement, dated as of January 26, 1999 and amended on various dates through December 20, 2000, by and among the Company and a group of banks. The Line of Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.

10.12 Note Purchase Agreement, dated as of December 21, 2000 and amended on January 19, 2001, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement.

10.13 Separation and Release Agreement, dated as of March 28, 2001, by and between the Company and A. Stewart Hall, Jr.

13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 26, 2001.

21.1   Subsidiaries of the Registrant.

23.1   Consent of PricewaterhouseCoopers LLP.

99.1   Location of Facilities.