Form 10-Q
period 2001-04-30
HUGHES SUPPLY INC
filed 2001-06-13
CIK 49029

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


                       Commission File Number 001-08772


                              HUGHES SUPPLY, INC.
            (Exact name of registrant as specified in its charter)


                      Florida                        59-0559446
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)


                            20 North Orange Avenue
                                   Suite 200
                            Orlando, Florida 32801
                   (Address of principal executive offices)

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

                         Yes  [X]            No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                       Outstanding as of June 6, 2001
          ------------                       ------------------------------

          $1 Par Value                                  23,429,295

                              HUGHES SUPPLY, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets as of April 30, 2001 (unaudited) and January 26, 2001..             3

              Consolidated Statements of Income for the Three Months Ended
              April 30, 2001 and 2000 (unaudited)................................................             4

              Consolidated Statements of Cash Flows for the Three Months Ended
              April 30, 2001 and 2000 (unaudited)................................................             5

              Notes to Consolidated Financial Statements (unaudited).............................         6 - 7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................        8 - 11

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................            12


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.....................................................            13


SIGNATURES.......................................................................................            14

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                              HUGHES SUPPLY, INC.

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                                     April 30,
                                                                                       2001       January 26,
                                                                                    (unaudited)      2001
                                                                                    ----------    ----------
Assets
Current Assets:
Cash and cash equivalents.........................................................  $   14,058    $   22,449
Accounts receivable, less allowance for doubtful accounts of $8,347 and $6,106....     447,482       431,998
Inventories.......................................................................     423,974       441,789
Deferred income taxes.............................................................      10,502        18,524
Other current assets..............................................................      64,193        66,131
                                                                                    ----------    ----------
  Total current assets............................................................     960,209       980,891
Property and Equipment, Net.......................................................     151,449       152,079
Excess of Cost Over Net Assets Acquired...........................................     247,792       249,826
Other Assets......................................................................      18,400        17,481
                                                                                    ----------    ----------
                                                                                    $1,377,850    $1,400,277
                                                                                    ==========    ==========


Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt.................................................  $   15,188    $   15,274
Accounts payable..................................................................     218,370       215,353
Accrued compensation and benefits.................................................      30,962        32,762
Other current liabilities.........................................................      47,456        38,372
                                                                                    ----------    ----------
  Total current liabilities.......................................................     311,976       301,761
Long-Term Debt....................................................................     487,550       516,168
Deferred Income Taxes.............................................................       6,828         6,704
Other Noncurrent Liabilities......................................................       6,360         5,609
                                                                                    ----------    ----------
  Total liabilities...............................................................     812,714       830,242
                                                                                    ----------    ----------

Commitments and Contingencies                                                               --            --

Shareholders' Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued..........          --            --
Common stock, par value $1 per share; 100,000,000 shares authorized; 24,161,171
      and 24,211,485 shares issued................................................      24,161        24,211
Capital in excess of par value....................................................     219,732       228,103
Retained earnings.................................................................     341,573       337,149
Treasury stock, 706,230 and 576,783 shares, at cost...............................     (15,071)      (13,307)
Unearned compensation related to outstanding restricted stock.....................      (5,259)       (6,121)
                                                                                    ----------    ----------
  Total shareholders' equity......................................................     565,136       570,035
                                                                                    ----------    ----------
                                                                                    $1,377,850    $1,400,277
                                                                                    ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                              HUGHES SUPPLY, INC.

                 Consolidated Statements of Income (unaudited)
                     (in thousands, except per share data)

                                            Three Months Ended April 30,
                                            ----------------------------
                                              2001                  2000
                                              ----                  ----

Net Sales...............................    $775,149              $831,171
Cost of Sales...........................     600,267               646,286
                                            --------              --------
Gross Profit............................     174,882               184,885
                                            --------              --------

Operating Expenses:
 Selling, general and administrative....     147,649               142,515
 Depreciation and amortization..........       7,920                 7,688
 Provision for doubtful accounts........       1,927                 1,533
                                            --------              --------
    Total operating expenses............     157,496               151,736
                                            --------              --------
Operating Income........................      17,386                33,149
                                            --------              --------

Non-Operating Income (Expenses):
 Interest and other income..............       3,218                 1,216
 Interest expense.......................      (9,727)               (9,910)
                                            --------              --------
                                              (6,509)               (8,694)
                                            --------              --------
Income Before Income Taxes..............      10,877                24,455
Income Taxes............................       4,460                10,027
                                            --------              --------
Net Income..............................    $  6,417              $ 14,428
                                            ========              ========

Earnings Per Share:
 Basic..................................    $    .28              $    .62
                                            ========              ========

 Diluted................................    $    .27              $    .62
                                            ========              ========


Average Shares Outstanding:
 Basic..................................      23,297                23,223
                                            ========              ========

 Diluted................................      23,603                23,299
                                            ========              ========

Dividends Per Share.....................    $   .085              $   .085
                                            ========              ========



The accompanying notes are an integral part of these consolidated financial statements.

                              HUGHES SUPPLY, INC.

               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)

                                                                                                Three Months Ended April 30,
                                                                                              -------------------------------
                                                                                                2001                   2000
                                                                                              --------               --------
Cash Flows from Operating Activities:
   Net income......................................................................           $  6,417               $ 14,428
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................................              7,920                  7,688
     Provision for doubtful accounts...............................................              1,927                  1,533
     Deferred income taxes.........................................................              8,146                  6,482
     Other.........................................................................               (235)                 2,252
   Changes in assets and liabilities, net of businesses acquired:
     Accounts receivable...........................................................            (17,411)               (66,442)
     Inventories...................................................................             17,815                (21,086)
     Other current assets..........................................................              1,938                  9,938
     Other assets..................................................................               (505)                  (929)
     Accounts payable..............................................................              3,017                 50,796
     Accrued compensation and benefits.............................................             (1,629)                (2,209)
     Other current liabilities.....................................................              8,695                  7,148
     Other noncurrent liabilities..................................................                751                     41
                                                                                              --------               --------
        Net cash provided by operating activities..................................             36,846                  9,640
                                                                                              --------               --------

   Cash Flows from Investing Activities:
     Capital expenditures, net of disposals........................................             (5,466)                (8,273)
     Business acquisitions, net of cash............................................                 --                (23,037)
     Investments in affiliated entities............................................                 --                 (2,500)
     Purchase of bestroute.com stock rights........................................             (6,806)                    --
                                                                                              --------               --------
        Net cash used in investing activities......................................            (12,272)               (33,810)
                                                                                              --------               --------

   Cash Flows from Financing Activities:
     Net (payments) borrowings under short-term debt arrangements..................            (28,618)                26,781
     Principal payments on debt of acquired entities...............................                (86)                  (216)
     Purchase of treasury shares...................................................             (2,016)                    --
     Dividends paid................................................................             (2,009)                (2,004)
     Other.........................................................................               (236)                   159
                                                                                              --------               --------
         Net cash (used in) provided by financing activities.......................            (32,965)                24,720
                                                                                              --------               --------
   Net (Decrease) Increase in Cash and Cash Equivalents............................             (8,391)                   550
   Cash and Cash Equivalents:
     Beginning of period...........................................................             22,449                 10,000
                                                                                              --------               --------
     End of period.................................................................           $ 14,058               $ 10,550
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

                              HUGHES SUPPLY, INC.

                  Notes to Consolidated Financial Statements
          (unaudited) (in thousands, except share and per share data)

1.   Basis of Presentation

     In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2001, the results of operations for the three months ended April 30, 2001 and 2000, and cash flows for the three months ended April 30, 2001 and 2000. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the trends or results that may be expected for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 26, 2001, as filed with the Securities and Exchange Commission.

     The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three months ended April 30, 2001 and 2000 each contained 13 weeks.

     Effective in February 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 was amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities ("FAS 138"). Both FAS 133 and FAS 138 require that an entity record all derivatives as either assets or liabilities in the balance sheet and record those instruments at fair value. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported results of operations.


2.   Earnings Per Share

     Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The weighted-average number of shares used in calculating basic earnings per share were 23,297,000 and 23,223,000 for the three months ended April 30, 2001 and 2000, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 306,000 and 76,000 for the three months ended April 30, 2001 and 2000, respectively. The Company's dilutive potential common shares consist of employee and director stock options, restricted stock and stock rights issued in connection with the bestroute.com ("bestroute") acquisition in fiscal 2001. Options to purchase 1,213,990 and 800,099 shares of common stock at average exercise prices of approximately $23.16 and $26.99 were not included in the computation of diluted earnings per share for the three months ended April 30, 2001 and 2000, respectively, because their effect would have been anti-dilutive.


3.   Bestroute

     On March 2, 2001, in connection with the closure of bestroute, one of the Company's e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company's stock rights originally issued as consideration for the bestroute acquisition. This agreement canceled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7,273 in cash, of which $6,806 was paid by the end of the first quarter.

     In the first quarter ended April 30, 2001, the Company recorded a loss before income taxes of $2,676 for bestroute, including $1,442 in closure costs primarily related to employee severance pay and termination fees on certain agreements. The remaining $1,234 of the loss related to bestroute's loss from operations through the date of its closure.


4.   Capital Stock

     On March 15, 1999, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased 1,061,500 shares at an average price of $21.90 per share, of which 140,400 shares at an average price of $14.36 per share were repurchased in the first quarter of fiscal 2002. No shares were repurchased during the three months ended April 30, 2000.

5.   Segment Information

     The Company's operations are organized on a product basis into five stand-alone Groups: Electrical; Plumbing/HVAC; Industrial; Building Materials; and Water & Sewer. This is the basis management uses for making operating decisions and assessing performance.

     Segment information has been presented on a basis consistent with how business activities are reported internally to management. The Electrical Group includes the Company's electrical and electric utility products; the Plumbing/HVAC Group includes the Company's plumbing/HVAC products and its international business; the Industrial Group includes the Company's industrial pipe, valves and fittings products; the Building Materials Group includes the Company's building materials products and maintenance supplies; and the Water & Sewer Group includes the Company's water and sewer, fire protection and concrete products. The "Corporate & Other" category includes corporate level operating expenses not allocated to the Company's operating segments along with revenues and expenses for bestroute.

     Income before income tax amounts include certain corporate expense allocations for employee benefits, interest expense, corporate capital charges, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

     The following table presents net sales and other financial information by Group for the three months ended April 30, 2001 and 2000:

                                          Plumbing/                 Building    Water &   Corporate
                              Electrical   HVAC/(1)/  Industrial  Materials(1)   Sewer     & Other     Total
                              ----------  ----------  ----------  ------------  --------  ----------  --------
Net Sales
    2001....................    $150,714   $234,460      $90,085     $ 74,664   $225,143   $     83   $775,149
    2000....................     146,185    265,499       80,563      105,603    233,321         --    831,171
Gross Profit
    2001....................      28,243     54,524       22,528       22,927     46,651          9    174,882
    2000....................      28,367     59,641       22,604       28,658     45,615         --    184,885
Income Before Income Taxes
   2001.....................       4,720      1,059        5,948        1,984      7,572    (10,406)    10,877
   2000.....................       5,427      3,421        6,691        2,989      9,769     (3,842)    24,455

/(1)/ Results of operations for the pool and spa business, which was sold in January 2001, were included in the Plumbing/HVAC and Building Materials Groups for the three months ended April 30, 2000.

                              HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of April 30, 2001, and the results of operations for the three months then ended. This information should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained herein and in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2001.

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

Material Changes in Results of Operations

Net Sales

Net sales for the quarter ended April 30, 2001 decreased $56.0 million or 7% compared to the prior year's first quarter. Approximately $39 million or 70% of the decrease was attributable to the divestiture of the Company's pool and spa business. Of the $39 million, approximately $8 million related to the Plumbing/HVAC Group and approximately $31 million related to the Building Materials Group. The remaining 30% of the net sales decrease was attributable to a decline in same-store sales of 3% compared to the prior year's first quarter.

Consolidated and same-store net sales by Group for the three months ended April 30, 2001 and 2000 were as follows (dollars in thousands):

                                      Consolidated Net Sales                        Same-Store Net Sales
                                      ----------------------                        --------------------

                              Three Months Ended April 30,                    Three Months Ended April 30,
                              ----------------------------    Percent        ------------------------------  Percent
                                2001            2000          Variance         2001          2000            Variance
                              --------        --------        --------       --------      ---------         --------
  Electrical...............   $150,714        $146,185            3%         $149,397       $144,581             3%
  Plumbing/HVAC............    234,460         265,499          (12%)         233,547        253,750            (8%)
  Industrial...............     90,085          80,563           12%           90,085         80,563            12%
  Building Materials.......     74,664         105,603          (29%)          71,539         74,405            (4%)
  Water & Sewer............    225,143         233,321           (4%)         218,607        233,321            (6%)
  Corporate & Other........         83              --           --                --             --            --
                              --------        --------                       --------       --------
                              $775,149        $831,171           (7%)        $763,175       $786,620            (3%)
                              ========        ========                       ========       ========

The following sets forth factors impacting same-store sales for the Company's operating Groups:

Electrical

The same-store sales increase of $4.8 million or 3% was primarily attributable to strong commercial activity in several large markets.

Plumbing/HVAC

The same-store sales decrease of $20.2 million or 8% was primarily attributable to slower construction markets, continued aggressive price competition in certain geographic markets and a slowdown in international business. Sales of HVAC products were adversely impacted in the first quarter due to mild weather conditions in the Southeast.

Industrial

The same-store sales increase of $9.5 million or 12% was primarily attributable to several large industrial rehabilitation projects. Additional sales related to these projects are expected through the second quarter of fiscal 2002.

Building Materials

The same-store sales decrease of $2.9 million or 4% was primarily attributable to sales of complementary building materials products that were lost as a result of the divestiture of the pool and spa business.

Water & Sewer

The same-store sales decrease of $14.7 million or 6% was primarily due to less favorable weather conditions in the Midwest and consequently less infrastructure related projects during the quarter ended April 30, 2001 compared to the same period in the prior year. The Company expects sales volumes for this Group to improve in the second quarter as weather conditions become more favorable and projects that were previously postponed are completed.


Gross Profit and Gross Margin

Gross profit and gross margin by Group for the three months ended April 30, 2001 and 2000 were as follows (dollars in thousands):

                                          Gross Profit                                      Gross Margin
                            -----------------------------------------    -----------------------------------------------
                            Three Months    Three Months                   Three Months     Three Months        Basis
                               Ended           Ended        Percent            Ended            Ended           Point
                           April 30, 2001  April 30, 2000   Variance      April 30, 2001   April 30, 2000     Variance
                           --------------  --------------  ----------    ----------------  ---------------  ------------
  Electrical.............     $ 28,243        $ 28,367       (.4%)            18.7%            19.4%             (70)
  Plumbing/HVAC..........       54,524          59,641      (8.6%)            23.3%            22.5%              80
  Industrial.............       22,528          22,604       (.3%)            25.0%            28.1%            (310)
  Building Materials.....       22,927          28,658     (20.0%)            30.7%            27.1%             360
  Water & Sewer..........       46,651          45,615       2.3%             20.7%            19.6%             110
  Corporate & Other......            9              --        --              10.8%              --               --
                              --------        --------                       -----            -----
                              $174,882        $184,885      (5.4%)            22.6%            22.2%              40
                              ========        ========                       =====            =====

Electrical

The 70 basis point decrease in gross margin was primarily attributable to (i) a change in sales mix, with more direct shipment sales at lower margins, (ii) lower commodity prices for PVC and copper products compared to the same period in the prior year, and (iii) increased competition in the Florida, North Carolina and South Carolina markets.

Plumbing/HVAC

The 80 basis point increase in gross margin was primarily attributable to the Company's efforts to improve its margin on certain products.

Industrial

The 310 basis point decrease in gross margin was primarily attributable to (i) declining prices for certain commodity based products, including stainless steel and nickel alloys, (ii) a more competitive marketplace, and (iii) a slowing demand for certain stainless steel industrial products. The Company anticipates commodity prices to remain flat to slightly down throughout the remainder of fiscal 2002 as compared to their current levels.

Building Materials

The 360 basis point increase in gross margin was primarily attributable to (i) the divestiture of the pool and spa business, which generated a lower gross margin in the first quarter of fiscal 2001 compared to gross margin as a whole for this Group, and (ii) a broadened sales mix.

Water & Sewer

The 110 basis point increase in gross margin was primarily attributable to (i) a change in sales mix that resulted from fewer large direct shipment orders, which typically generate lower gross margins, and (ii) the Company's efforts to improve its margin on certain products.


Operating Expenses

Operating expenses for the three months ended April 30, 2001 and 2000 were as follows (dollars in thousands):

                                      Three Months Ended April 30,
                                      ----------------------------
                                         2001                2000      Variance
                                      --------            --------     --------

  Operating expenses................  $157,496            $151,736      $5,760
  Percentage of net sales...........      20.3%               18.3%        2.0%


Operating expenses as a percentage of net sales increased to 20.3% for the first quarter compared to 18.3% for the prior year's first quarter. This increase was primarily attributable to lower sales volumes experienced by the Company during the three months ended April 30, 2001. The increase in operating expenses of $5.8 million was primarily due to (i) higher personnel costs, including $1.5 million related to the Company's separation agreement with its former president, and (ii) expenses related to bestroute totaling $2.7 million, including $1.4 million in closure costs primarily related to employee severance pay and termination fees on certain agreements.

The increase of $5.8 million was partially offset by decreases in operating expenses of $2.5 million and $4.3 million for the Plumbing/HVAC and Building Materials Groups, respectively. These decreases were primarily attributable to lower personnel and other costs resulting from the divestiture of the pool and spa business.

The Company continues to evaluate operations and balance its cost structure with current economic conditions. As part of these efforts, in the first quarter of fiscal 2002, the Company instituted a hiring freeze, eliminated certain management and staff positions, and reduced capital spending. The Company will continue to review its operational effectiveness over the next quarter.


Non-Operating Income

Interest and other income was $3.2 million and $1.2 million for the three months ended April 30, 2001 and 2000, respectively. The increase of $2.0 million was primarily due to (i) prior year losses of $1.4 million related to the Company's equity investment in bestroute, and (ii) interest income of $.5 million from a $25.0 short-term note receivable received in connection with the Company's sale of its pool and spa business.


Net Income

Net income was $6.4 million for the first quarter compared to $14.4 million for the prior year's first quarter, a 56% decrease. Diluted earnings per share for the first quarter were $.27 compared to $.62 in the prior year's first quarter. The factors impacting net income and diluted earnings per share have been enumerated above.


Liquidity and Capital Resources

Working capital decreased $30.9 million to $648.2 million at April 30, 2001.
The current ratio was 3.1 to 1 and 3.3 to 1 as of April 30, 2001 and January 26,
2001, respectively.   The decrease was driven by lower levels of cash and
inventories, a decrease in deferred income taxes, and an increase in accrued interest. These changes were partially offset by an increase in accounts receivable. The lower cash level reflects cash used to pay down the outstanding balance on the Company's revolving line of credit and the decrease in inventories reflects the Company's efforts to reduce inventory levels to be more in line with current market demand. The decrease in deferred income taxes was primarily attributable to the usage of bestroute's net operating losses.
Accrued interest increased as a result of the timing of payments on long-term debt. The increase in accounts receivable reflects slower collection activity resulting from an economic slowdown.

Net cash provided by operations was $36.8 million for the three months ended April 30, 2001 compared to net cash provided by operations of $9.6 million for the three months ended April 30, 2000. As previously discussed, the Company experienced lower sales volumes during the three months ended April 30, 2001 compared to the same period in the prior year. As a result of the lower sales volumes, accounts receivable did not increase as much compared to the prior year's first quarter and inventory levels were reduced by $17.8 million during the three months ended April 30, 2001. Accounts payable did not increase as much compared to the prior year's first quarter, primarily due to the lower sales volumes and less seasonal purchasing as a result of the divestiture of the pool and spa business.

The Company's expenditures for property and equipment were $5.5 million for the three months ended April 30, 2001 compared to $8.3 million for the three months ended April 30, 2000. Capital expenditures, excluding amounts for business acquisitions, are expected to be approximately $17.0 million in fiscal 2002.

Dividend payments totaled $2.0 million during the three months ended April 30, 2001 and 2000.

As of April 30, 2001, the Company had approximately $14.1 million of cash and $250.5 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business acquisition opportunities and to fund share repurchases in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing.

Long-term debt was $487.6 million and $516.2 million at April 30, 2001 and January 26, 2001, respectively, a decrease of $28.6 million. As a percentage of total capitalization, long-term debt was 46% at April 30, 2001 compared to 48% at January 26, 2001. Proceeds received from the sale of the pool and spa business and cash provided by operations were used to reduce the Company's long-term debt in the first quarter.

On March 15, 1999, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased 1,061,500 shares at an average price of $21.90 per share, of which 140,400 shares at an average price of $14.36 per share were repurchased in the first quarter of fiscal 2002. No shares were repurchased during the three months ended April 30, 2000.

On March 2, 2001, in connection with the closure of bestroute, one of the Company's e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company's stock rights originally issued as consideration for the bestroute acquisition. This agreement canceled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7.3 million in cash, of which $6.8 million was paid by the end of the first quarter. The remaining $.5 million is expected to be paid in the second quarter.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on outstanding variable-rate debt and from changes in the prices of certain of its products that result from commodity price fluctuations.


Interest Rate Risk

At April 30, 2001, the Company had approximately $124.5 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their April 30, 2001 levels, the market risk with respect to the Company's variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.


Commodity Price Risk

The Company is affected by price fluctuations in stainless steel, nickel alloy, copper, aluminum, plastic, lumber and other commodities. Such commodity price fluctuations have from time to time created cyclicality in the financial performance of the Company and could continue to do so in the future. The Company seeks to minimize the effects of commodity price fluctuations through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

                          PART II. OTHER INFORMATION

                              HUGHES SUPPLY, INC.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.13 Separation and Release Agreement, dated as of March 28, 2001, by and between the Company and A. Stewart Hall, Jr., incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended January 26, 2001 (Commission File No. 001-08772).


     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended April 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HUGHES SUPPLY, INC.


Date: June 13, 2001            By: /s/ DAVID H. HUGHES
                                   ----------------------------------------
                                       David H. Hughes,
                                       Chairman of the Board
                                       and Chief Executive Officer


Date: June 13, 2001            By: /s/ J. STEPHEN ZEPF
                                   ----------------------------------------
                                       J. Stephen Zepf,
                                       Treasurer, Chief Financial Officer
                                       and Chief Accounting Officer