Form 10-Q
period 2001-07-31
HUGHES SUPPLY INC
filed 2001-09-14
CIK 49029

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended July 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from _______ to _______


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

                                Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock                         Outstanding as of September 10, 2001
     ------------                         ------------------------------------
     $1 Par Value                                     23,676,450

                              HUGHES SUPPLY, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                                                Page(s)
                                                                                                                -------
PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of July 31, 2001 (unaudited) and January 26, 2001...........      3

                  Consolidated Statements of Income for the Three Months Ended
                  July 31, 2001 and 2000 (unaudited).........................................................      4

                  Consolidated Statements of Income for the Six Months Ended
                  July 31, 2001 and 2000 (unaudited).........................................................      5

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  July 31, 2001 and 2000 (unaudited).........................................................      6

                  Notes to Consolidated Financial Statements (unaudited).....................................    7 - 8

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................................   9 - 14

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................................     14


PART II.  OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders........................................     15

      Item 6.     Exhibits and Reports on Form 8-K...........................................................     15


SIGNATURES        ...........................................................................................     16

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                              HUGHES SUPPLY, INC.

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                                                     July 31,
                                                                                                       2001        January 26,
                                                                                                   (unaudited)        2001
                                                                                                   -----------    ------------
Assets
Current Assets:
  Cash and cash equivalents ........................................................                $    17,305    $    22,449
  Accounts receivable, less allowance for doubtful accounts of $8,389 and $6,106....                    463,139        431,998
  Inventories ......................................................................                    432,431        441,789
  Deferred income taxes ............................................................                     13,164         18,524
  Other current assets .............................................................                     49,891         66,131
                                                                                                    -----------    -----------
    Total current assets ...........................................................                    975,930        980,891
Property and Equipment, Net ........................................................                    148,416        152,079
Excess of Cost Over Net Assets Acquired ............................................                    270,784        249,826
Other Assets .......................................................................                     19,587         17,481
                                                                                                    -----------    -----------
                                                                                                    $ 1,414,717    $ 1,400,277
                                                                                                    ===========    ===========

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt ................................................                $    21,710    $    15,274
  Accounts payable .................................................................                    226,681        215,353
  Accrued compensation and benefits ................................................                     30,105         32,762
  Other current liabilities ........................................................                     49,013         38,372
                                                                                                    -----------    -----------
    Total current liabilities ......................................................                    327,509        301,761
Long-Term Debt .....................................................................                    496,689        516,168
Deferred Income Taxes ..............................................................                      7,831          6,704
Other Noncurrent Liabilities .......................................................                      6,034          5,609
                                                                                                    -----------    -----------
    Total liabilities ..............................................................                    838,063        830,242
                                                                                                    -----------    -----------
Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, no par value; 10,000,000 shares authorized; none issued .........                         --             --
  Common stock, par value $1 per share; 100,000,000 shares authorized; 24,059,663
      and 24,211,485 shares issued .................................................                     24,060         24,211
  Capital in excess of par value ...................................................                    218,389        228,103
  Retained earnings ................................................................                    352,367        337,149
  Treasury stock, 486,631 and 576,783 shares, at cost ..............................                    (10,219)       (13,307)
  Unearned compensation related to outstanding restricted stock ....................                     (7,943)        (6,121)
                                                                                                    -----------    -----------
    Total shareholders' equity .....................................................                    576,654        570,035
                                                                                                    -----------    -----------
                                                                                                    $ 1,414,717    $ 1,400,277
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

                              HUGHES SUPPLY, INC.

                 Consolidated Statements of Income (unaudited)
                     (in thousands, except per share data)

                                                                                                      Three Months Ended July 31,
                                                                                                      --------------------------
                                                                                                        2001              2000
                                                                                                      --------          --------

Net Sales.............................................................................            $    806,317       $    874,056
Cost of Sales.........................................................................                 626,514            675,824
                                                                                                  ------------       ------------
Gross Profit..........................................................................                 179,803            198,232
                                                                                                  ------------       ------------
Operating Expenses:
  Selling, general and administrative.................................................                 138,268            141,933
  Depreciation and amortization.......................................................                   7,989              7,876
  Provision for doubtful accounts.....................................................                   2,422              1,579
                                                                                                  ------------       ------------
     Total operating expenses.........................................................                 148,679            151,388
                                                                                                  ------------       ------------
Operating Income......................................................................                  31,124             46,844
                                                                                                  ------------       ------------
Non-Operating Income (Expenses):
  Interest and other income...........................................................                   3,277              1,978
  Interest expense....................................................................                  (9,543)           (10,946)
                                                                                                  ------------       ------------
                                                                                                        (6,266)            (8,968)
                                                                                                  ------------       ------------
Income Before Income Taxes............................................................                  24,858             37,876
Income Taxes..........................................................................                  10,191             15,529
                                                                                                  ------------       ------------
Net Income............................................................................            $     14,667       $     22,347
                                                                                                  ============       ============

Earnings Per Share:
  Basic...............................................................................            $        .63       $        .96
                                                                                                  ============       ============
  Diluted.............................................................................            $        .63       $        .96
                                                                                                  ============       ============

Average Shares Outstanding:
  Basic...............................................................................                  23,170             23,236
                                                                                                  ============       ============
  Diluted.............................................................................                  23,270             23,333
                                                                                                  ============       ============
Dividends Per Share...................................................................            $       .085               .085
                                                                                                  ============       ============

       The accompanying notes are an integral part of these consolidated financial statements.

                              HUGHES SUPPLY, INC.

                 Consolidated Statements of Income (unaudited)
                     (in thousands, except per share data)

                                                                                                    Six Months Ended July 31,
                                                                                                    --------------------------
                                                                                                      2001              2000
                                                                                                    --------          --------

Net Sales.............................................................................            $  1,581,466       $  1,705,227
Cost of Sales.........................................................................               1,226,781          1,322,110
                                                                                                  ------------       ------------
Gross Profit..........................................................................                 354,685            383,117
                                                                                                  ------------       ------------
Operating Expenses:
  Selling, general and administrative.................................................                 285,917            284,389
  Depreciation and amortization.......................................................                  15,909             15,623
  Provision for doubtful accounts.....................................................                   4,349              3,112
                                                                                                  ------------       ------------
     Total operating expenses.........................................................                 306,175            303,124
                                                                                                  ------------       ------------
Operating Income......................................................................                  48,510             79,993
                                                                                                  ------------       ------------
Non-Operating Income (Expenses):
  Interest and other income...........................................................                   6,495              3,194
  Interest expense....................................................................                 (19,270)           (20,856)
                                                                                                  ------------       ------------
                                                                                                       (12,775)           (17,662)
                                                                                                  ------------       ------------
Income Before Income Taxes............................................................                  35,735             62,331
Income Taxes..........................................................................                  14,651             25,556
                                                                                                  ------------       ------------
Net Income............................................................................            $     21,084       $     36,775
                                                                                                  ============       ============

Earnings Per Share:
  Basic...............................................................................            $        .91       $       1.58
                                                                                                  ============       ============
  Diluted.............................................................................            $        .90       $       1.58
                                                                                                  ============       ============

Average Shares Outstanding:
  Basic...............................................................................                  23,233             23,229
                                                                                                  ============       ============
  Diluted.............................................................................                  23,431             23,318
                                                                                                  ============       ============
Dividends Per Share...................................................................            $        .17       $        .17
                                                                                                  ============       ============

       The accompanying notes are an integral part of these consolidated financial statements.

                               HUGHES SUPPLY, INC.

                Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                                              Six Months Ended July 31,
                                                                                          --------------------------------
                                                                                               2001               2000
                                                                                          ------------        ------------

Cash Flows from Operating Activities:
  Net income..........................................................................    $     21,084        $     36,775
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization......................................................          15,909              15,623
   Provision for doubtful accounts....................................................           4,349               3,112
   Deferred income taxes..............................................................           6,487               8,645
   Other..............................................................................            (695)              2,846
  Changes in assets and liabilities, net of businesses acquired:
   Accounts receivable................................................................         (21,854)            (96,223)
   Inventories........................................................................          18,816              (6,423)
   Other current assets...............................................................           1,186               4,348
   Other assets.......................................................................          (3,550)             (1,984)
   Accounts payable ..................................................................           4,832               9,242
   Accrued compensation and benefits..................................................          (3,773)             (3,396)
   Other current liabilities..........................................................          10,033              16,541
   Other noncurrent liabilities.......................................................             425                  88
                                                                                          ------------        ------------
     Net cash provided by (used in) operating activities..............................          53,249             (10,806)
                                                                                          ------------        ------------

Cash Flows from Investing Activities:
  Capital expenditures................................................................          (8,286)            (14,204)
  Proceeds from sale of property and equipment........................................           2,368                 549
  Business acquisitions, net of cash..................................................         (32,715)            (23,787)
  Investments in affiliated entities..................................................              --              (4,570)
  Purchase of bestroute.com stock rights..............................................          (7,273)                 --
  Cash collections on note receivable from sale of pool and spa business..............          16,000                  --
                                                                                          ------------        ------------
     Net cash used in investing activities............................................         (29,906)            (42,012)
                                                                                          ------------        ------------

Cash Flows from Financing Activities:
  Net (payments) borrowings under short-term debt arrangements........................          (8,369)             92,066
  Principal payments on debt of acquired entities ....................................          (7,782)               (152)
  Principal payments on senior notes..................................................          (4,667)                 --
  Purchase of treasury shares.........................................................          (3,728)                 --
  Dividends paid .....................................................................          (4,002)             (4,010)
  Other...............................................................................              61                 205
                                                                                          ------------        ------------
     Net cash (used in) provided by financing activities..............................         (28,487)             88,109
                                                                                          ------------        ------------
Net (Decrease) Increase in Cash and Cash Equivalents..................................          (5,144)             35,291
Cash and Cash Equivalents:
  Beginning of period.................................................................          22,449              10,000
                                                                                          ------------        ------------
  End of period.......................................................................    $     17,305        $     45,291
                                                                                          ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                              HUGHES SUPPLY, INC.

                  Notes to Consolidated Financial Statements
          (unaudited) (in thousands, except share and per share data)

1.   Basis of Presentation

     In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 2001, the results of operations for the three and six months ended July 31, 2001 and 2000, and cash flows for the six months ended July 31, 2001 and 2000. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the trends or results that may be expected for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 26, 2001, as filed with the Securities and Exchange Commission.

     The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three and six months ended July 31, 2001 and 2000 each contained 13 and 26 weeks, respectively.

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported results of operations.


2.   Earnings Per Share

     Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The weighted-average number of shares used in calculating basic earnings per share were 23,169,583 and 23,235,532 for the three months ended July 31, 2001 and 2000, respectively, and 23,233,153 and 23,229,253 for the six months ended July 31, 2001 and 2000, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 100,049 and 97,951 for the three months ended July 31, 2001 and 2000, respectively, and 198,079 and 88,816 for the six months ended July 31, 2001 and 2000, respectively. The Company's dilutive potential common shares consist of employee and director stock options, restricted stock and stock rights issued in connection with the bestroute.com ("bestroute") acquisition in fiscal 2001. Stock options and restricted stock totaling 462,573 and 552,214 shares in the three months ended July 31, 2001 and 2000, respectively, and 670,849 and 1,247,590 shares in the six months ended July 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.


3.   Bestroute

     On March 2, 2001, in connection with the closure of bestroute, one of the Company's e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company's stock rights originally issued as consideration for the bestroute acquisition. This agreement canceled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7,273 in cash.

     For the six months ended July 31, 2001, the Company recorded a loss before income taxes of $2,776 for bestroute, including $1,542 in closure costs primarily related to employee severance pay and termination fees on certain agreements. The remaining $1,234 of the loss related to bestroute's loss from operations through the date of its closure.


4.   Long-Term Debt

     On May 31, 2001, the Company executed an amendment to its $75,000 line of credit agreement, which extended the maturity date from July 17, 2001 to January 14, 2002. There were no amounts outstanding under this agreement at July 31, 2001.


5.   Employee Benefit Plans

     During fiscal 2002, the Company granted certain key employees 410,000 restricted shares in accordance with a stock performance award under the 1997 Executive Stock Plan (collectively, the "Performance Plan"). Pursuant to the Performance Plan, the shares will be awarded in several tranches as the Company achieves certain stock price levels. During the six months ended July 31, 2001, two of the award levels were reached and 164,000 shares were issued pursuant to the Performance Plan. The shares vest five years from the award date, and are subject to certain other vesting and forfeiture provisions contained in the Performance Plan. On the date of these awards, the market value of the restricted shares was $3,674. This amount was recorded as unearned compensation, a component of shareholders' equity, and is being charged to expense over the respective vesting periods.

6.   Capital Stock

     On March 15, 1999, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased 1,154,300 shares at an average price of $21.62 per share, of which 233,200 shares at an average price of $15.99 per share were repurchased during the six months ended July 31, 2001. No shares were repurchased during the six months ended July 31, 2000.


7.   Segment Information

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

     Income before income taxes includes certain corporate expense allocations for employee benefits, interest expense, corporate capital charges, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

     The following table presents net sales and other financial information by Group for the three and six months ended July 31, 2001 and 2000:


                                                   Plumbing/                     Building       Water &      Corporate
                                    Electrical      HVAC(1)     Industrial    Materials(1)       Sewer        & Other   Consolidated
                                    ----------    ---------     ----------    --------------    -------      ---------  ------------
     Three Months Ended July 31:
     Net Sales
         2001.................      $ 151,947     $  237,323    $  81,305     $   80,030       $ 255,712     $      --  $   806,317
         2000.................        149,595        278,774       76,038        122,884         246,765            --      874,056
     Gross Profit
         2001.................         29,265         56,600       20,095         22,123          51,720            --      179,803
         2000.................         29,638         63,023       21,015         34,345          50,211            --      198,232
     Income Before Income Taxes
         2001.................          7,497          6,170        3,988          2,399          11,783        (6,979)      24,858
         2000.................          8,207          5,816        5,200          8,734          14,115        (4,196)      37,876

     Six Months Ended July 31:
     Net Sales
         2001.................        302,661        471,783      171,390        154,694         480,855            83    1,581,466
         2000.................        295,780        544,273      156,601        228,487         480,086            --    1,705,227
     Gross Profit
         2001.................         57,508        111,124       42,623         45,050          98,371             9      354,685
         2000.................         58,005        122,664       43,619         63,003          95,826            --      383,117
     Income Before Income Taxes
         2001.................         12,535          7,831       10,180          4,762          19,945       (19,518)      35,735
         2000.................         13,910          9,790       12,031         12,061          24,317        (9,778)      62,331

(1) Results of operations for the pool and spa business, which was sold in January 2001, were included in the Plumbing/HVAC and Building Materials Groups for the three and six months ended July 31, 2000.

                              HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of July 31, 2001, and the results of operations for the three and six months then ended. This information should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained herein and in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2001.


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


Material Changes in Results of Operations

Net Sales

Net sales for the quarter ended July 31, 2001 decreased $67.7 million or 8% compared to the prior year's second quarter. Approximately $54.9 million or 81% of the decrease was attributable to the divestiture of the Company's pool and spa business. Of the $54.9 million, approximately $10.6 million and $44.3 million related to the Plumbing/HVAC Group and Building Materials Group, respectively. The remainder of the net sales decrease was attributable to a decline of $4.0 million resulting from closed branches and to a decline in same-store sales of $33.9 million or 4% compared to the prior year's second quarter, partially offset by an increase in net sales of $25.1 million attributable to branches acquired or opened after January 31, 2000.

Net sales for the six months ended July 31, 2001 decreased $123.8 million or 7% compared to the prior fiscal year's first six months. Approximately $93.8 million or 76% of the decrease was attributable to the divestiture of the Company's pool and spa business. Of the $93.8 million, approximately $18.3 million and $75.5 million related to the Plumbing/HVAC Group and Building Materials Group, respectively. The remainder of the net sales decrease was attributable to a decline of $9.3 million resulting from closed branches and to a decline in same-store sales of $57.3 million or 4% compared to the prior fiscal year's first six months, partially offset by an increase in net sales of $36.6 million attributable to branches acquired or opened after January 31, 2000.

Consolidated and same-store net sales by Group for the three and six months ended July 31, 2001 and 2000 were as follows (dollars in thousands):


                                          Consolidated Net Sales                               Same-Store Net Sales
                                          ----------------------                              ---------------------
                                  Three Months Ended July 31,                      Three Months Ended July 31,
                                 ----------------------------     Percent          ---------------------------       Percent
                                      2001             2000       Variance             2001                2000      Variance
                                 ------------      -----------  -----------        -----------         ----------- -----------

    Electrical.............      $   151,947      $   149,595         2%           $   150,771         $   148,253         2%
    Plumbing/HVAC..........          237,323          278,774       (15%)              236,453             264,705       (11%)
    Industrial.............           81,305           76,038         7%                81,305              76,038         7%
    Building Materials.....           80,030          122,884       (35%)               76,855              78,535        (2%)
    Water & Sewer..........          255,712          246,765         4%               235,010             246,765        (5%)
    Corporate & Other .....               --               --        --                     --                  --        --
                                 -----------      -----------                      -----------         -----------
    Consolidated...........      $   806,317      $   874,056        (8%)          $   780,394         $   814,296        (4%)
                                 ===========      ===========       ===            ===========         ===========       ===

                                     Consolidated Net Sales                                Same-Store Net Sales
                                     ----------------------                                --------------------
                               Six Months Ended July 31,                        Six Months Ended July 31,
                             ---------------------------   Percent            ---------------------------       Percent
                                  2001            2000     Variance               2001            2000          Variance
                             -----------       ---------   --------           -----------     -----------       --------

    Electrical.............  $   302,661     $   295,780      2%              $   300,168     $   292,834          3%
    Plumbing/HVAC..........      471,783         544,273    (13%)                 470,000         518,455         (9%)
    Industrial.............      171,390         156,601      9%                  171,390         156,601          9%
    Building Materials.....      154,694         228,487    (32%)                 148,394         152,940         (3%)
    Water & Sewer..........      480,855         480,086     --                   453,617         480,086         (6%)
    Corporate & Other......           83              --     --                        --              --         --
                             -----------     -----------                      -----------     -----------
    Consolidated...........  $ 1,581,466     $ 1,705,227     (7%)             $ 1,543,569     $ 1,600,916         (4%)
                             ===========     ===========    ===               ===========     ===========        ===

The following sets forth factors impacting same-store sales for the Company's operating Groups:

Electrical

Same-store sales increased $2.5 million or 2% and $7.3 million or 3% for the three and six months ended July 31, 2001, respectively, compared to the same periods in the prior year. These increases were primarily attributable to strong commercial activity in the Houston, Texas market and to increased sales of utility products in the Illinois market.

Plumbing/HVAC

Same-store sales decreased $28.3 million or 11% and $48.5 million or 9% for the three and six months ended July 31, 2001, respectively, compared to the same periods in the prior year. These decreases were primarily attributable to slower construction markets and to a slowdown in international business resulting from the completion of a large oil and gas pipeline project with no corresponding replacement in the current year.

Industrial

Same-store sales increased $5.3 million or 7% and $14.8 million or 9% for the three and six months ended July 31, 2001, respectively, compared to the same periods in the prior year. These increases were primarily attributable to strong sales to customers in the chemical, petrochemical, power generation and gas utility industries, and to several large plant rehabilitation projects in the Texas market. Additional sales related to these projects are expected through the second half of fiscal 2002.

Building Materials

Same-store sales decreased $1.7 million or 2% and $4.5 million or 3% for the three and six months ended July 31, 2001, respectively, compared to the same periods in the prior year. These decreases were primarily attributable to sales of complementary building materials products that were lost as a result of the divestiture of the pool and spa business.

Water & Sewer

Same-store sales decreased $11.8 million or 5% and $26.5 million or 6% for the three and six months ended July 31, 2001, respectively, compared to the same periods in the prior year. These decreases were primarily attributable to the completion of several large projects with no corresponding replacements in the current year, declining commodity prices for certain PVC and domestic steel products, and unfavorable weather conditions. Wet weather conditions in the Texas market during the first half of fiscal 2002 resulted in a significant number of unshipped orders. The Company expects sales volumes for this Group to improve in the third quarter of fiscal 2002 if conditions become more favorable and projects that were previously postponed are completed and new projects are started.


Gross Profit and Gross Margin

Gross profit and gross margin by Group for the three and six months ended July 31, 2001 and 2000 were as follows (dollars in thousands):


                                           Gross Profit                                      Gross Margin
                            -------------------------------------------        ------------------------------------------
                              Three Months Ended July 31,                      Three Months Ended July 31,       Basis
                            -----------------------------      Percent         ---------------------------       Point
                                2001              2000         Variance           2001             2000         Variance
                            ----------         ----------      --------        -------            --------      --------
    Electrical............. $   29,265         $   29,638         (1%)            19.3%              19.8%           (50)
    Plumbing/HVAC..........     56,600             63,023        (10%)            23.8%              22.6%           120
    Industrial.............     20,095             21,015         (4%)            24.7%              27.6%          (290)
    Building Materials.....     22,123             34,345        (36%)            27.6%              27.9%           (30)
    Water & Sewer..........     51,720             50,211          3%             20.2%              20.3%           (10)
    Corporate & Other......         --                 --         --                --                 --             --
                            ----------         ----------
    Consolidated........... $  179,803         $  198,232         (9%)            22.3%              22.7%           (40)
                            ==========         ==========      ========        =======            ========      ========


                                           Gross Profit                                      Gross Margin
                            -------------------------------------------        -----------------------------------------
                               Six Months Ended July 31,                        Six Months Ended July 31,        Basis
                            -----------------------------      Percent         ---------------------------       Point
                                2001              2000         Variance           2001             2000         Variance
                            ----------         ----------      --------        -------            --------      --------
    Electrical............. $   57,508         $   58,005         (1%)            19.0%              19.6%           (60)
    Plumbing/HVAC..........    111,124            122,664         (9%)            23.6%              22.5%           110
    Industrial.............     42,623             43,619         (2%)            24.9%              27.9%          (300)
    Building Materials.....     45,050             63,003        (28%)            29.1%              27.6%           150
    Water & Sewer..........     98,371             95,826          3%             20.5%              20.0%            50
    Corporate & Other......          9                 --         --              10.8%                --             --
                            ----------         ----------
    Consolidated........... $  354,685         $  383,117         (7%)            22.4%              22.5%           (10)
                            ==========         ==========      ========        =======            ========      ========


The following sets forth factors impacting gross margins for the Company's operating Groups:

Electrical

Gross margin decreased 50 and 60 basis points for the three and six months ended July 31, 2001, respectively, compared to the same periods in the prior year. These decreases were primarily attributable to (i) a sales mix that was more heavily weighted towards utility products, which generally are shipped direct from the manufacturer to the customer and have lower gross margins compared to gross margins as a whole for the Electrical Group, (ii) increased competition in the Florida, North Carolina and South Carolina markets, and (iii) declining commodity prices for certain PVC and copper products.

Plumbing/HVAC

Gross margin increased 120 and 110 basis points for the three and six months ended July 31, 2001, respectively, compared to the same periods in the prior year. These increases were primarily attributable to the Company's efforts to improve its margin on certain products and to a decline in lower-margin international business.

Industrial

Gross margin decreased 290 and 300 basis points for the three and six months ended July 31, 2001, respectively, compared to the same periods in the prior year. These decreases were primarily attributable to declining prices for certain commodity-based products, including stainless steel and nickel alloys.

Building Materials

Gross margin decreased 30 basis points for the three months ended July 31, 2001, and increased 150 basis points for the six months ended July 31, 2001. The decrease of 30 basis points for the current quarter was primarily attributable to declining lumber prices. The increase of 150 basis points for the six-month period was primarily attributable to the divestiture of the pool and spa business, which generated lower gross margins compared to gross margins as a whole for the Building Materials Group.

Water & Sewer

Gross margin decreased 10 basis points for the three months ended July 31, 2001, and increased 50 basis points for the six months ended July 31, 2001. The decrease of 10 basis points for the quarter was primarily attributable to changes in the sales mix. The increase of 50 basis points for the six-month period was primarily attributable to a change in sales mix that resulted from fewer large direct shipment orders, which typically generate lower gross margins, and to the Company's efforts to improve its margin on certain products.

Operating Expenses

Operating expenses for the three and six months ended July 31, 2001 and 2000 were as follows (dollars in thousands):

                                 Three Months Ended July 31,                          Six Months Ended July 31,
                                ----------------------------                       ----------------------------
                                   2001              2000         Variance            2001               2000       Variance
                                ---------          ---------     ---------         ---------          ---------     --------
    Operating expenses......... $ 148,679          $ 151,388       ($2,709)        $ 306,175          $ 303,124      $ 3,051
    Percentage of net sales....      18.4%              17.3%          1.1%             19.4%              17.8%         1.6%


Operating expenses as a percentage of net sales increased to 18.4% and 19.4% for the three and six months ended July 31, 2001, respectively, compared to 17.3% and 17.8% for the three and six months ended July 31, 2000. The increases for both periods were primarily attributable to lower sales volumes experienced by the Company.

For the three and six months ended July 31, 2001, operating expenses for the Plumbing/HVAC and Building Materials Groups decreased compared to the same periods in the prior year, primarily due to lower personnel and other costs resulting from the divestiture of the pool and spa business. These decreases were $6.3 million and $8.8 million for the Plumbing/HVAC Group, and $6.0 million and $10.3 million for the Building Materials Group, for the three and six months ended July 31, 2001, respectively. Several factors offset these decreases, including increases in operating expenses of $4.5 million and $7.4 million for the three and six months ended July 31, 2001, respectively, attributable to branches acquired and opened after January 31, 2000. Other factors offsetting the decreases were (i) higher personnel costs resulting from $1.5 million in expense incurred in the first quarter of fiscal 2002 related to the Company's separation agreement with its former president, employee severance expense related to the elimination of certain management and staff positions, and increased employee health insurance costs, (ii) higher property/casualty insurance costs, and (iii) expenses related to bestroute totaling $2.8 million for the six months ended July 31, 2001, including $1.5 million in closure costs primarily related to employee severance pay and termination fees on certain agreements.

The Company continues to evaluate operations and balance its cost structure with current economic conditions. As part of these efforts, in the first six months of fiscal 2002, the Company instituted a hiring freeze, eliminated certain management and staff positions, and reduced capital spending. The Company will continue to review its operational effectiveness over the remainder of fiscal 2002.


Non-Operating Income (Expenses)

Interest and other income increased from $2.0 million for the three months ended July 31, 2000 to $3.3 million for the three months ended July 31, 2001. For the six months ended July 31, 2000 and 2001, interest and other income increased from $3.2 million to $6.5 million, respectively. The increases for both periods were primarily due to (i) prior year non-recurring losses of $1.0 million and $2.4 million for the three and six months ended July 31, 2000, respectively, related to the Company's equity investment in certain unconsolidated affiliates, and (ii) interest income of $.4 million and $.8 million for the three and six months ended July 31, 2001, respectively, related to a $25.0 million short-term note receivable received in connection with the Company's sale of its pool and spa business.

Interest expense decreased from $10.9 million for the three months ended July 31, 2000 to $9.5 million for the three months ended July 31, 2001. For the six months ended July 31, 2000 and 2001, interest expense decreased from $20.9 million to $19.3 million, respectively. The decreases for both periods were primarily due to lower borrowing levels.


Net Income

Net income was $14.7 million for the second quarter compared to $22.3 million for the prior year's second quarter, a 34% decrease. For the six months ended July 31, 2001 and 2000, net income was $21.1 million and $36.8 million, respectively, a decrease of 43%. Diluted earnings per share for the three and six months ended July 31, 2001 were $.63 and $.90, respectively, compared to $.96 and $1.58 for the three and six months ended July 31, 2000, respectively. The factors impacting net income and diluted earnings per share have been enumerated above.


Liquidity and Capital Resources

Working capital decreased $30.7 million to $648.4 million at July 31, 2001, compared with $679.1 million as of January 26,

2001. The current ratio was 3.0 to 1 and 3.3 to 1 as of July 31, 2001 and January 26, 2001, respectively. The decrease was primarily driven by lower levels of inventories, a decrease in other current assets and increases in accounts payable and accrued taxes. These changes were partially offset by an increase in accounts receivable. The decrease in inventories reflects the Company's efforts to reduce inventory levels to be more in line with current market demand. The decrease in other current assets was primarily attributable to $16.0 million in collections on the note receivable from the Company's sale of its pool and spa business. Accrued income taxes and accrued sales taxes increased as a result of the timing of the related payments. The higher levels of accounts payable and accounts receivable are primarily attributable to seasonal increases in sales volumes.

Net cash provided by operations was $53.2 million for the six months ended July 31, 2001 compared to net cash used in operations of $10.8 million for the six months ended July 31, 2000. As previously discussed, the Company experienced lower sales volumes during the six months ended July 31, 2001 compared to the same period in the prior year. As a result of the lower sales volumes, accounts receivable did not increase as much compared to the prior year's first six months and inventory levels, excluding business acquisitions, were reduced by $18.8 million during the six months ended July 31, 2001.

The Company's expenditures for property and equipment were $8.3 million and $14.2 million for the six months ended July 31, 2001 and 2000, respectively. The Company continues to closely monitor and control capital expenditures, and instituted a freeze on new building projects during the first six months of fiscal 2002. Capital expenditures, excluding amounts for business acquisitions, are expected to be approximately $17.0 million in fiscal 2002.

Cash payments for business acquisitions totaled $32.7 million for the six months ended July 31, 2001 compared to $23.8 million for the for the six months ended July 31, 2000. These outlays represent one and two wholesale distributors acquired and accounted for using the purchase method of accounting during the six months ended July 31, 2001 and 2000, respectively.

Net payments on the Company's revolving credit agreement were $8.4 million for the six months ended July 31, 2001, compared to net borrowings of $92.1 million for the six months ended July 31, 2000. Principal reductions on long-term debt were $12.5 million for the six months ended July 31, 2001, of which $7.8 million related to the repayment of debt assumed as a result of certain business acquisitions and $4.7 million related to payments on the Company's $98.0 million senior notes due 2011. The Company expects principal payments on senior notes to be $4.7 million in the second half of fiscal 2002.

Long-term debt was $496.7 million and $516.2 million at July 31, 2001 and January 26, 2001, respectively, a decrease of $19.5 million. As a percentage of total capitalization, long-term debt was 46% at July 31, 2001 compared to 48% at January 26, 2001. Cash provided by operations and collections on the note receivable from the sale of the pool and spa business were used to reduce the Company's long-term debt during the six months ended July 31, 2001.

On May 31, 2001, the Company executed an amendment to its $75.0 million line of credit agreement, which extended the maturity date from July 17, 2001 to January 14, 2002. There were no amounts outstanding under this agreement at July 31, 2001.

As of July 31, 2001, the Company had approximately $17.3 million of cash and $230.4 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business acquisition opportunities and to fund share repurchases in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing.

On March 15, 1999, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased 1,154,300 shares at an average price of $21.62 per share, of which 233,200 shares at an average price of $15.99 per share were repurchased during the six months ended July 31, 2001. No shares were repurchased during the six months ended July 31, 2000.

Dividend payments totaled $4.0 million during the six months ended July 31, 2001 and 2000.

On March 2, 2001, in connection with the closure of bestroute, one of the Company's e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company's stock rights originally issued as consideration for the bestroute acquisition. This agreement canceled 347,541 of the stock rights and the remaining stock rights were redeemed for $7.3 million in cash.


Recent Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"), were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill.

FAS 142 is effective for the Company beginning in fiscal 2003. Under FAS 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized but rather will be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of FAS 142. The Company does not expect the adoption of FAS 142 to have a material impact on its consolidated financial statements, except for goodwill amortization, which is currently at an annual run rate of $10.3 million.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on outstanding variable-rate debt and from changes in the prices of certain of its products that result from commodity price fluctuations.


Interest Rate Risk

At July 31, 2001, the Company had approximately $144.6 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their July 31, 2001 levels, the market risk with respect to the Company's variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.


Commodity Price Risk

The Company is affected by price fluctuations in stainless steel, nickel alloy, copper, aluminum, plastic, lumber and other commodities. Such commodity price fluctuations have from time to time created cyclicality in the financial performance of the Company and could continue to do so in the future. The Company seeks to minimize the effects of commodity price fluctuations through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. The Company also believes its diversified product offering reduces the impact of commodity price fluctuations.

                          PART II. OTHER INFORMATION

                              HUGHES SUPPLY, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 15, 2001. At the Annual Meeting, holders of 19,920,379 shares of the Company's common stock were present in person or by proxy. At the Annual Meeting, Messrs. John D. Baker II and William P. Kennedy were elected directors of the Company to hold office until the 2004 Annual Meeting and until the election and qualification of their respective successors or until the earlier of their death, resignation or removal. The tabulation of the votes present in person or by proxy at the Annual Meeting with respect to each nominee for office was as follows:

                                                                    Authority
         Name                                   For                 Withheld
         ----                               ----------             ----------
         John D. Baker II                   18,990,089                930,290
         William P. Kennedy                 17,376,580              2,543,799

Messrs. Robert N. Blackford, H. Corbin Day, David H. Hughes and Vincent S. Hughes each continued their respective terms of office as a director of the Company after the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           10.11 Line of Credit Agreement, dated as of January 26, 1999 and amended on various dates through May 31, 2001, by and among the Company and a group of banks. The Line of Credit Agreement contains a table of contents identifying the contents of Schedules and Exhibits, all of which have been omitted. The Company agrees to furnish a supplemental copy of any omitted Schedule or Exhibit to the Commission upon request.


      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended July 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HUGHES SUPPLY, INC.


Date: September 10, 2001         By: /s/  DAVID H. HUGHES
                                     ---------------------------------------
                                          David H. Hughes,
                                          Chairman of the Board
                                          and Chief Executive Officer


Date: September 10, 2001         By: /s/  J. STEPHEN ZEPF
                                     ---------------------------------------
                                          J. Stephen Zepf,
                                          Treasurer, Chief Financial Officer
                                          and Chief Accounting Officer