Form 10-Q
period 2001-10-31
HUGHES SUPPLY INC
filed 2001-12-14
CIK 49029

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended October 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                   Outstanding as of December 10, 2001
          ------------                   -----------------------------------
          $1 Par Value                                  23,560,131

                              HUGHES SUPPLY, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                                 Page(s)
                                                                                                                -------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of October 31, 2001 (unaudited)
             and January 26, 2001........................................................................            3

             Consolidated Statements of Income for the Three Months Ended
             October 31, 2001 and 2000 (unaudited).......................................................            4

             Consolidated Statements of Income for the Nine Months Ended
             October 31, 2001 and 2000 (unaudited).......................................................            5

             Consolidated Statements of Cash Flows for the Nine Months Ended
             October 31, 2001 and 2000 (unaudited).......................................................            6

             Notes to Consolidated Financial Statements (unaudited)......................................          7 - 9

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................................         10 - 15

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................           16

PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K............................................................           17

SIGNATURES...............................................................................................           18

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                              HUGHES SUPPLY, INC.

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                                      October 31,
                                                                                         2001       January 26,
                                                                                      (unaudited)      2001
                                                                                      -----------   -----------
Assets
Current Assets:
 Cash and cash equivalents.........................................................   $   13,619    $   22,449
 Accounts receivable, less allowance for doubtful accounts of $9,555 and $6,106....      443,126       431,998
 Inventories.......................................................................      396,626       441,789
 Deferred income taxes.............................................................       17,083        18,524
 Other current assets..............................................................       40,758        66,131
                                                                                      ----------    ----------
   Total current assets............................................................      911,212       980,891
Property and Equipment, Net........................................................      140,944       152,079
Excess of Cost Over Net Assets Acquired............................................      267,598       249,826
Other Assets.......................................................................       19,390        17,481
                                                                                      ----------    ----------
                                                                                      $1,339,144    $1,400,277
                                                                                      ==========    ==========


Liabilities and Shareholders' Equity
Current Liabilities:
 Current portion of long-term debt.................................................   $   21,692    $   15,274
 Accounts payable..................................................................      207,644       215,353
 Accrued compensation and benefits.................................................       39,364        32,762
 Other current liabilities.........................................................       53,203        38,372
                                                                                      ----------    ----------
   Total current liabilities.......................................................      321,903       301,761
Long-Term Debt.....................................................................      415,216       516,168
Deferred Income Taxes..............................................................        6,068         6,704
Other Noncurrent Liabilities.......................................................        5,985         5,609
                                                                                      ----------    ----------
   Total liabilities...............................................................      749,172       830,242
                                                                                      ----------    ----------

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, no par value; 10,000,000 shares authorized; none issued..........           --            --
 Common stock, par value $1 per share; 100,000,000 shares authorized; 23,723,350
   and 24,211,485 shares issued....................................................       23,723        24,211
 Capital in excess of par value....................................................      215,288       228,103
 Retained earnings.................................................................      364,101       337,149
 Treasury stock, 167,000 and 576,783 shares, at cost...............................       (3,637)      (13,307)
 Unearned compensation related to outstanding restricted stock.....................       (9,503)       (6,121)
                                                                                      ----------    ----------
   Total shareholders' equity......................................................      589,972       570,035
                                                                                      ----------    ----------
                                                                                      $1,339,144    $1,400,277
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

                              HUGHES SUPPLY, INC.

                 Consolidated Statements of Income (unaudited)
                     (in thousands, except per share data)

                                            Three Months Ended October 31,
                                            ------------------------------
                                              2001                  2000
                                            --------              --------

Net Sales.................................. $790,042              $863,283
Cost of Sales..............................  608,254               666,993
                                            --------              --------
Gross Profit...............................  181,788               196,290
                                            --------              --------

Operating Expenses:
  Selling, general and administrative......  134,953               144,530
  Depreciation and amortization............    7,680                 7,998
  Provision for doubtful accounts..........    2,617                 2,045
                                            --------              --------
  Total operating expenses.................  145,250               154,573
                                            --------              --------
Operating Income...........................   36,538                41,717
                                            --------              --------

Non-Operating Income (Expenses):
  Interest and other income................    2,192                 1,508
  Interest expense.........................   (8,658)              (11,290)
                                            --------              --------
                                              (6,466)               (9,782)
                                            --------              --------
Income Before Income Taxes.................   30,072                31,935
Income Taxes...............................   12,330                13,093
                                            --------              --------
Net Income................................. $ 17,742              $ 18,842
                                            ========              ========

Earnings Per Share:
  Basic.................................... $   0.77              $   0.80
                                            ========              ========

  Diluted.................................. $   0.76              $   0.80
                                            ========              ========

Average Shares Outstanding:
  Basic....................................   23,145                23,511
                                            ========              ========

  Diluted..................................   23,356                23,617
                                            ========              ========

Dividends Per Share........................ $  0.085              $  0.085
                                            ========              ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HUGHES SUPPLY, INC.

                 Consolidated Statements of Income (unaudited)
                     (in thousands, except per share data)

                                           Nine Months Ended October 31,
                                         --------------------------------
                                               2001           2000
                                           -----------     ----------
Net Sales.................................  $2,371,508     $2,568,510
Cost of Sales.............................   1,835,035      1,989,103
                                            ----------     ----------
Gross Profit..............................     536,473        579,407
                                            ----------     ----------

Operating Expenses:
 Selling, general and administrative......     420,870        428,919
 Depreciation and amortization............      23,589         23,621
 Provision for doubtful accounts..........       6,966          5,157
                                            ----------     ----------
  Total operating expenses................     451,425        457,697
                                            ----------     ----------
Operating Income..........................      85,048        121,710
                                            ----------     ----------

Non-Operating Income (Expenses):
 Interest and other income................       8,687          4,702
 Interest expense.........................     (27,928)       (32,146)
                                            ----------     ----------
                                               (19,241)       (27,444)
                                            ----------     ----------
Income Before Income Taxes................      65,807         94,266
Income Taxes..............................      26,981         38,649
                                            ----------     ----------
Net Income................................  $   38,826     $   55,617
                                            ==========     ==========

Earnings Per Share:
  Basic...................................  $     1.67     $     2.38
                                            ==========     ==========

  Diluted.................................  $     1.66     $     2.38
                                            ==========     ==========


Average Shares Outstanding:
  Basic...................................      23,204         23,323
                                            ==========     ==========

  Diluted.................................      23,397         23,413
                                            ==========     ==========

Dividends Per Share.......................  $    0.255     $    0.255
                                            ==========     ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                              HUGHES SUPPLY, INC.

               Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                      Nine Months Ended October 31,
                                                     -----------------------------
                                                            2001        2000
                                                          --------    --------
Cash Flows from Operating Activities:
 Net income...........................................    $  38,826   $ 55,617
 Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization.......................       23,589     23,621
  Provision for doubtful accounts.....................        6,966      5,157
  Deferred income taxes...............................          975      4,209
  Other...............................................         (269)     3,981
Changes in assets and liabilities, net
    of businesses acquired:
  Accounts receivable.................................       (4,579)   (87,566)
  Inventories.........................................       54,744     20,885
  Other current assets................................        3,865      9,498
  Other assets........................................       (2,978)    (1,272)
  Accounts payable....................................      (13,902)   (24,816)
  Accrued compensation and benefits...................        5,653      5,629
  Other current liabilities...........................       14,141     19,386
  Other noncurrent liabilities........................          376        174
                                                           --------   --------
    Net cash provided by operating
     activities.......................................      127,407     34,503
                                                          ---------   --------

Cash Flows from Investing Activities:
  Capital expenditures................................      (11,770)   (19,136)
  Proceeds from sale of property and
   equipment..........................................        8,150        894
  Business acquisitions, net of cash..................      (31,809)   (34,111)
  Investments in affiliated entities..................           --     (5,757)
  Purchase of bestroute.com stock rights..............       (7,273)        --
  Collections on note receivable from
   sale of pool and spa business......................       22,000         --
                                                          ---------   --------
    Net cash used in investing activities.............      (20,702)   (58,110)
                                                          ---------   --------

Cash Flows from Financing Activities:
  Net (payments) borrowings under
  short-term debt arrangements........................      (89,717)    41,894
  Principal payments on acquired debt and other debt..       (8,684)    (2,924)
  Principal payments on senior notes..................       (4,667)        --
  Purchase of treasury shares.........................       (7,537)        --
  Dividends paid......................................       (6,076)    (6,078)
  Other...............................................        1,146        205
                                                          ---------   --------
    Net cash (used in) provided by
      financing activities............................     (115,535)    33,097
                                                          ---------   --------
Net (Decrease) Increase in Cash and
   Cash Equivalents...................................       (8,830)     9,490
Cash and Cash Equivalents:
  Beginning of period.................................       22,449     10,000
                                                          ---------   --------
  End of period.......................................    $  13,619   $ 19,490
                                                          =========   ========




  The accompanying notes are an integral part of these consolidated financial statements.

                              HUGHES SUPPLY, INC.

                   Notes to Consolidated Financial Statements
          (unaudited) (in thousands, except share and per share data)

1. Basis of Presentation

   In the opinion of Hughes Supply, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of October 31, 2001, the results of operations for the three and nine months ended October 31, 2001 and 2000, and cash flows for the nine months ended October 31, 2001 and 2000. The results of operations for the periods presented are not necessarily indicative of the trends or results that may be expected for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 26, 2001, as filed with the Securities and Exchange Commission.

   The fiscal year of the Company is a 52-week period ending on the last Friday in January. The three and nine months ended October 31, 2001 and 2000 each contained 13 and 26 weeks, respectively.

   Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported results of operations.


2. Earnings Per Share

   Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for dilutive potential common shares. The weighted-average number of shares used in calculating basic earnings per share were 23,144,812 and 23,511,308 for the three months ended October 31, 2001 and 2000, respectively, and 23,203,706 and 23,322,932 for the nine months ended October 31, 2001 and 2000, respectively. In calculating diluted earnings per share, these amounts were adjusted to include dilutive potential common shares of 211,686 and 105,221 for the three months ended October 31, 2001 and 2000, respectively, and 193,252 and 90,515 for the nine months ended October 31, 2001 and 2000, respectively. The Company's dilutive potential common shares consist of employee and director stock options, restricted stock and stock rights issued in connection with the acquisition of bestroute.com ("bestroute") in fiscal 2001. Stock options and restricted stock totaling 266,114 and 552,214 shares in the three months ended October 31, 2001 and 2000, respectively, and 394,373 and 1,197,990 shares in the nine months ended October 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.


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

   For the nine months ended October 31, 2001, the Company recorded a loss before income taxes of $2,776 for bestroute, including $1,542 of closure costs primarily related to employee severance pay and termination fees on certain agreements. The remaining $1,234 of the loss related to bestroute's loss from operations through the date of its closure.


4. Long-Term Debt

   On May 31, 2001, the Company executed an amendment to its $75,000 line of credit agreement, which extended the maturity date from July 17, 2001 to January 14, 2002. There were no amounts outstanding under this agreement at October 31, 2001.


5. Employee Benefit Plans

   During fiscal 2002, the Company granted certain key employees 410,000 restricted shares in accordance with a stock performance award under the 1997 Executive Stock Plan (collectively, the "Performance Plan"). Pursuant to the

   Performance Plan, the shares will be awarded in five separate tranches as the Company achieves certain stock price levels. During the nine months ended October 31, 2001, three of the award levels were reached and 246,000 shares were issued pursuant to the Performance Plan. The shares vest five years from the award date, and are subject to certain other vesting and forfeiture provisions contained in the Performance Plan. On the date of these awards, the market value of the restricted shares was $5,670. This amount was recorded as unearned compensation, a component of shareholders' equity, and is being charged to expense over the respective vesting periods.


6. Commitments and Contingencies

   On June 22, 2001, the Company entered into a synthetic lease agreement and related documents with Atlantic Financial Group, Ltd (the "Lessor), certain financial parties as lenders, and SunTrust Bank as agent ("SunTrust") in which the Lessor and SunTrust agreed to fund up to $40,000 for the acquisition and development of real property projects chosen by the Company, including the Company's new corporate headquarters building in Orlando, Florida (the cost of which is estimated at $25,000). The term of this agreement is five years, which includes the construction period and a lease period. Lease payments will begin at the earlier of the completion of construction (which is expected in April 2003) or eighteen months following the acquisition of a property financed through the synthetic lease. Under the terms of the lease agreement, rent payments are interest only at a one month LIBOR rate plus applicable credit spreads (currently estimated to be 150 basis points). At the end of the lease term, the Company has the option to renew the lease for up to two additional five year periods, or to purchase the building for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the building, the Company may elect to remarket the property and arrange the sale of the building to a third party. Under the remarketing option, the Company has guaranteed a percentage of the total original cost as the residual fair value of the building.

   On June 22, 2001, the Company entered into an operating lease agreement with the Lessor for the construction of a new warehouse in Miami, Florida. The Company anticipates total project costs not to exceed $15,000 with rent payments beginning at the earlier of the completion of construction (which is expected in January 2003) or eighteen months following the acquisition of the property. Under the terms of the lease agreement, rent payments for the first four years are interest only at a rate based on LIBOR plus applicable credit spreads (currently estimated to be 150 basis points). Beginning in the fifth year, rents are re-amortized and rates for the remainder of the term increase to 12.5% plus applicable consumer price index adjustments. During the first four years of the lease agreement, the Company may elect to purchase the property for the existing lease balance or convert it into the Company's synthetic lease facility referenced above.


7. Capital Stock

   On March 15, 1999, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased 1,315,800 shares at an average price of $21.86 per share, of which 394,700 shares at an average price of $19.10 per share were repurchased during the nine months ended October 31, 2001. No shares were repurchased during the nine months ended October 31, 2000. On September 21, 2001, the Company retired 326,854 shares of its common stock previously held in treasury.


8. Segment Information

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

  The following table presents net sales and other financial information by Group for the three and nine months ended October 31, 2001 and 2000:

                                                  Plumbing/                 Building     Water &   Corporate
                                     Electrical   HVAC/(1)/  Industrial  Materials/(1)/   Sewer     & Other     Consolidated
                                     ----------  ----------  ----------  -------------- ---------  ---------    ------------
  Three Months Ended October 31:
  Net Sales
      2001........................    $146,016   $227,018     $ 82,996      $ 76,431    $257,581   $      --     $  790,042
      2000........................     159,268    267,250       79,080       103,399     254,279           7        863,283
  Gross Profit
      2001........................      28,312     53,382       20,730        24,680      54,684          --        181,788
      2000........................      30,278     62,128       21,059        30,181      52,643           1        196,290
  Income Before Income Taxes
      2001........................       7,064      3,659        5,294         6,134      13,950      (6,029)        30,072
      2000........................       7,248      5,513        5,259         3,624      15,644      (5,353)        31,935

  Nine Months Ended October 31:
  Net Sales
      2001........................     448,677    698,801      254,386       231,125     738,436          83      2,371,508
      2000........................     455,048    811,523      235,681       331,886     734,365           7      2,568,510
  Gross Profit
      2001........................      85,820    164,506       63,353        69,730     153,055           9        536,473
      2000........................      88,283    184,792       64,678        93,184     148,469           1        579,407
  Income Before Income Taxes
      2001........................      20,014     12,263       15,474        11,387      34,589     (27,920)        65,807
      2000........................      21,381     15,871       17,289        16,168      40,408     (16,851)        94,266

  /(1)/ Results of operations for the pool and spa business, which was sold in January 2001, were included in the Plumbing/HVAC and Building Materials Groups for the three and nine months ended October 31, 2000.

                              HUGHES SUPPLY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the financial condition of the Company as of October 31, 2001, and the results of operations for the three and nine months then ended. This information should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained herein and in the Company's Annual Report on Form 10-K for the year ended January 26, 2001.


Forward-Looking Statements

Certain statements set forth in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," "may," "will," "should," "plan," "intend," "potential," "predict," "forecast," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors which may cause results to differ materially from those projected in the forward-looking statements are enumerated.


Material Changes in Results of Operations

Net Sales

Net sales for the quarter ended October 31, 2001 decreased $73.2 million or 8% compared to the prior year's third quarter. Approximately $33.4 million or 46% of the decrease was attributable to the divestiture of the Company's pool and spa business. Of the $33.4 million, approximately $5.7 million and $27.7 million related to the Plumbing/HVAC Group and Building Materials Group, respectively. Same-store sales for the current quarter decreased $65.3 million or 8% compared to the prior year's third quarter and lost sales from closed branches totaled $2.4 million. These net sales decreases were partially offset by an increase in net sales of $27.9 million attributable to branches acquired or opened after January 31, 2000.

Net sales for the nine months ended October 31, 2001 decreased $197.0 million or 8% compared to the prior fiscal year's first nine months. Approximately $127.2 million or 65% of the decrease was attributable to the divestiture of the Company's pool and spa business. Of the $127.2 million, approximately $23.9 million and $103.3 million related to the Plumbing/HVAC Group and Building Materials Group, respectively. Same-store sales for the nine months ended decreased $122.6 million or 5% compared to the prior fiscal year's first nine months and lost sales from closed branches totaled $11.2 million. These net sales decreases are partially offset by an increase in net sales of $64.0 million attributable to branches acquired or opened after January 31, 2000.

Consolidated and same-store sales by Group for the three and nine months ended October 31, 2001 and 2000 were as follows (dollars in thousands):

                                                         Consolidated Sales                        Same-Store Sales
                                             ---------------------------------------     ----------------------------------
                                                  Three Months Ended October 31,           Three Months Ended October 31,
                                             ---------------------------------------     ----------------------------------
                                                                           Percent                                Percent
                                               2001               2000     Variance         2001         2000     Variance
                                             --------           --------  ----------     ---------     --------  ----------
  Electrical....................             $146,016           $159,268       (8%)       $144,749      $157,109      (8%)
  Plumbing/HVAC.................              227,018            267,250      (15%)        225,876       259,200     (13%)
  Industrial....................               82,996             79,080        5%          82,996        79,080       5%
  Building Materials............               76,431            103,399      (26%)         73,476        75,093      (2%)
  Water & Sewer.................              257,581            254,279        1%         228,610       250,491      (9%)
  Corporate & Other.............                   --                  7     (100%)             --            --      --
                                             --------           --------                  --------      --------
  Consolidated..................             $790,042           $863,283       (8%)       $755,707      $820,973      (8%)
                                             ========           ========     =====        ========      ========     ====

                                                         Consolidated Sales                        Same-Store Sales
                                             ---------------------------------------     ----------------------------------
                                                  Nine Months Ended October 31,             Nine Months Ended October 31,
                                             ---------------------------------------     ----------------------------------
                                                                             Percent                                 Percent
                                                2001               2000      Variance       2001           2000      Variance
                                             ----------         ----------  ----------   -----------    -----------  ----------
  Electrical.......................          $  448,677         $  455,048        (1%)    $  444,917    $   449,943      (1%)
  Plumbing/HVAC....................             698,801            811,523       (14%)       695,876        777,655     (11%)
  Industrial.......................             254,386            235,681         8%        254,386        235,680       8%
  Building Materials...............             231,125            331,886       (30%)       221,870        228,034      (3%)
  Water & Sewer....................             738,436            734,365         1%        682,227        730,577      (7%)
  Corporate & Other................                  83                  7     1,086%             --             --      --
                                             ----------         ----------                ----------     ----------
  Consolidated.....................          $2,371,508         $2,568,510        (8%)    $2,299,276     $2,421,889      (5%)
                                             ==========         ==========     ======     ==========     ==========     ====

The following sets forth factors impacting same-store sales for the Company's operating Groups:

Electrical

Same-store sales decreased $12.4 million or 8% and $5.0 million or 1% for the three and nine months ended October 31, 2001, respectively, compared to the same periods in the prior year. The same-store sales decreases were primarily attributable to a general slowdown in the U.S. economy combined with the completion of several infrastructure projects in fiscal 2001 with no
corresponding activity in the current year.   These decreases were partially
offset from strong commercial activity in the Houston, Texas market and from increased sales of utility products in the Illinois market.

Plumbing/HVAC

Same-store sales decreased $33.3 million or 13% and $81.8 million or 11% for the three and nine months ended October 31, 2001, respectively, compared to the same periods in the prior year. These decreases were due to slower construction activity in the Arizona, Colorado, North Carolina and Texas markets. Sales performance in fiscal 2002 was further impacted by a slowdown in international business resulting from the completion of a large oil and gas pipeline project in fiscal 2001 with no corresponding activity in fiscal 2002. Net sales for the Company's international business decreased $6.8 million and $13.1 million, respectively, for the three and nine months ended October 31, 2001 as compared to same periods in the prior year.

Industrial

Same-store sales increased $3.9 million or 5% and $18.7 million or 8% for the three and nine months ended October 31, 2001, respectively, compared to the same periods in the prior year. These increases were primarily attributable to strong sales to customers in the chemical, petrochemical, power generation and gas utility industries. Same-store sales were also favorably impacted by several large petrochemical plant rehabilitation and energy and power plant installation projects in the Texas market. Additional sales related to these projects are expected through the end of fiscal 2002. The same-store sales increases for both the three and nine-month periods were partially offset by declining prices for certain commodity-based products, including stainless steel and nickel alloys.

Building Materials

Same-store sales decreased $1.6 million or 2% and $6.2 million or 3% for the three and nine months ended October 31, 2001, respectively, compared to the same periods in the prior year. These decreases were primarily attributable to sales of complementary building materials products that were lost as a result of the divestiture of the pool and spa business.

Water & Sewer

Same-store sales decreased $21.9 million or 9% and $48.4 million or 7% for the three and nine months ended October 31, 2001, respectively, compared to the same periods in the prior year. These decreases were primarily attributable to the completion of several large infrastructure projects for municipalities with less activity in the current year, declining commodity prices for certain PVC and domestic steel products, wet weather conditions in the Texas market, and slower construction activity in the Florida market.

Gross Profit and Gross Margin

Gross profit and gross margin by Group for the three and nine months ended October 31, 2001 and 2000 were as follows (dollars in thousands):

                                              Gross Profit                       Gross Margin
                                   --------------------------------     --------------------------------
                                    Three Months Ended October 31,       Three Months Ended October 31,
                                   --------------------------------     --------------------------------
                                                          Percent                            Basis Point
                                      2001       2000    Variance       2001         2000     Variance
                                    --------   --------  --------       ----         ----     --------

  Electrical.....................  $ 28,312   $ 30,278      (6%)        19.4%        19.0%          40
  Plumbing/HVAC..................    53,382     62,128     (14%)        23.5%        23.2%          30
  Industrial.....................    20,730     21,059      (2%)        25.0%        26.6%        (160)
  Building Materials.............    24,680     30,181     (18%)        32.3%        29.2%         310
  Water & Sewer..................    54,684     52,643       4%         21.2%        20.7%          50
  Corporate & Other..............        --          1    (100%)          --         14.3%      (1,430)
                                   --------   --------
  Consolidated...................  $181,788   $196,290      (7%)        23.0%        22.7%          30
                                   ========   ========    ====          ====         ====       ======

                                           Gross Profit                          Gross Margin
                                 --------------------------------       --------------------------------
                                  Nine Months Ended October 31,           Nine Months Ended October 31,
                                 --------------------------------       --------------------------------
                                                        Percent                              Basis Point
                                       2001       2000  Variance        2001         2000     Variance
                                   --------   --------  --------        ----         ----     --------
  Electrical.....................  $ 85,820   $ 88,283      (3%)        19.1%        19.4%         (30)
  Plumbing/HVAC..................   164,506    184,792     (11%)        23.5%        22.8%          70
  Industrial.....................    63,353     64,678      (2%)        24.9%        27.4%        (250)
  Building Materials.............    69,730     93,184     (25%)        30.2%        28.1%         210
  Water & Sewer..................   153,055    148,469       3%         20.7%        20.2%          50
  Corporate & Other..............         9          1     800%         10.8%        14.3%        (350)
                                   --------   --------
  Consolidated...................  $536,473   $579,407      (7%)        22.6%        22.6%          --
                                   ========   ========    ====          ====         ====       ======

The following sets forth factors impacting gross margins for the Company's operating Groups:

Electrical

Gross margin increased 40 basis points for the three months ended October 31, 2001, and decreased 30 basis points for the nine months ended October 31, 2001. The increase of 40 basis points for the quarter was primarily attributable to a sales mix that was more heavily weighted towards out of stock sales. The decrease of 30 basis points for the nine-month period was primarily attributable to (i) a sales mix that was more heavily weighted towards utility products, which generally are shipped direct from the manufacturer to the customer and have lower gross margins compared to gross margins as a whole for the Electrical Group, (ii) increased competition in the Florida and Carolina markets, and (iii) declining commodity prices for certain PVC and copper products.

Plumbing/HVAC

Gross margin increased 30 and 70 basis points for the three and nine months ended October 31, 2001, respectively, compared to the same periods in the prior year. These increases were primarily due to the Company's efforts to improve its margin on certain products and to a decline in lower-margin international business.

Industrial

Gross margin decreased 160 and 250 basis points for the three and nine months ended October 31, 2001, respectively, compared to the same periods in the prior year. These decreases were primarily attributable to declining prices for certain commodity-based products, including stainless steel and nickel alloys. The Company anticipates prices related to commodity based products to increase in fiscal 2003. Accordingly, gross margins are expected to increase slowly in fiscal 2003 as the inventories purchased during recent price decreases are depleted.

Building Materials

Gross margin increased 310 and 210 basis points for the three and nine months ended October 31, 2001, respectively, compared to the same periods in the prior year. These increases were primarily attributable to a sales mix that included more higher-margin fabricated products and to the divestiture of the pool and spa business, which generated lower gross margins compared to gross margins as a whole for the Building Materials Group.

Water & Sewer

Gross margin increased 50 basis points for the three and nine months ended October 31, 2001, compared to the same periods in the prior year. These increases were primarily due to a change in sales mix that resulted from fewer large direct shipment orders, which typically generate lower gross margins, in the Florida and Carolina markets and to the Company's efforts to improve its margin on certain products.

Operating Expenses

Operating expenses for the three and nine months ended October 31, 2001 and 2000 were as follows (dollars in thousands):

                                    Three Months Ended October 31,     Nine Months Ended October 31,
                                   ---------------------------------  -------------------------------
                                      2001        2000     Variance     2001        2000   Variance
                                    --------    --------   --------   --------    --------   --------
  Operating expenses............   $145,250    $154,573    ($9,323)   $451,425    $457,697    ($6,272)
  Percentage of net sales.......       18.4%       17.9%       2.8%       19.0%       17.8%       6.7%

Operating expenses as a percentage of net sales increased to 18.4% and 19.0% for the three and nine months ended October 31, 2001, respectively, compared to 17.9% and 17.8% for the three and nine months ended October 31, 2000. The increases for both periods were a direct result of the lower sales volumes experienced by the Company.

Operating expenses decreased $9.3 million and $6.3 million for the three and nine months ended October 31, 2001, respectively, compared to the same periods in the prior year. These decreases were attributable to the Company's efforts to reduce certain variable costs through its cost reduction program and to lower personnel and other costs resulting from the divestiture of the pool and spa business. Operating expenses related to the pool & spa business totaled $6.4 million and $20.0 million, respectively, for the three and nine months ended October 31, 2000. Partially offsetting these decreases is approximately $5.0 million and $12.1 million of operating expenses for the three and nine months ended October 31, 2001, respectively, for new branches acquired and opened after January 31, 2000. In addition, operating expenses for the nine months ended were negatively impacted by (i) employee severance expense resulting from the elimination of certain management and staff positions totaling $2.6 million, of which $1.5 million related to the Company's separation agreement with its former president, which took place in the first quarter of fiscal 2002; (ii) increased employee health insurance costs, and (iii) expenses related to bestroute totaling $2.8 million, including $1.5 million in closure costs primarily related to employee severance pay and termination fees on certain agreements.

In recent months, the Company has heightened its focus on controlling costs. These cost control procedures have included a hiring freeze, tightened management of all variable expenses and a reduction of capital spending. The Company will continue to review its operations and identify areas where additional efficiencies may be obtained.

Non-Operating Income (Expenses)

Interest and other income increased from $1.5 million for the three months ended October 31, 2000 to $2.2 million for the three months ended October 31, 2001. For the nine months ended October 31, 2000 and 2001, interest and other income increased from $4.7 million to $8.7 million, respectively. The increases for both periods were primarily due to (i) prior year non-recurring losses of $0.5 million and $3.7 million for the three and nine months ended October 31, 2000, respectively, related to the Company's equity investment in certain unconsolidated affiliates, and (ii) interest income of $0.1 million and $0.9 million for the three and nine months ended October 31, 2001, respectively, related to a $25.0 million short-term note receivable received in connection with the Company's sale of its pool and spa business.

Interest expense decreased from $11.3 million for the three months ended October 31, 2000 to $8.7 million for the three months ended October 31, 2001. For the nine months ended October 31, 2000 and 2001, interest expense decreased from $32.1 million to $27.9 million, respectively. The decreases for both periods were primarily due to lower borrowing levels coupled with reduced interest rates.

Net Income

Net income was $17.7 million for this year's quarter compared to $18.8 million for the prior year's third quarter, a 6% decrease. For the nine months ended October 31, 2001 and 2000, net income was $38.8 million and $55.6 million, respectively, a decrease of 30%. Diluted earnings per share for the three and nine months ended October 31, 2001 were $0.76 and $1.66, respectively, compared to $0.80 and $2.38 for the three and nine months ended October 31, 2000, respectively. The factors impacting net income and diluted earnings per share have been enumerated above.

Liquidity and Capital Resources

Working capital decreased $89.8 million to $589.3 million as of October 31, 2001, compared with $679.1 million as of January 26, 2001. The current ratio was 2.8 to 1 and 3.3 to 1 as of October 31, 2001 and January 26, 2001, respectively. The decrease was primarily driven by lower levels of inventories, a decrease in other current assets and increases in accrued interest and accrued taxes. These changes were partially offset by an increase in accounts receivable. The decrease in inventories reflects the Company's efforts to reduce inventory levels to be more in line with current market demand. The decrease in other current assets was primarily attributable to $22.0 million of collections on the note receivable from the Company's sale of its pool and spa business. Accrued interest and accrued taxes increased as a result of the timing of the related payments. The higher level of accounts receivable was primarily attributable to seasonal increases in sales volumes.

Net cash provided by operations was $127.4 million and $34.5 million for the nine months ended October 31, 2001 and 2000, respectively. As previously discussed, the Company experienced lower sales volumes during the nine months ended October 31, 2001 compared to the same period in the prior year. As a result of the lower sales volumes, accounts receivable and accounts payable did not increase as much compared to the prior year's first nine months and inventory levels, excluding business acquisitions, were reduced by $54.7 million during the nine months ended October 31, 2001.

The Company's expenditures for property and equipment were $11.8 million and $19.1 million for the nine months ended October 31, 2001 and 2000, respectively. The Company continues to closely monitor and control capital expenditures, and instituted a freeze on new building projects during the first nine months of fiscal 2002. Capital expenditures, excluding amounts for business acquisitions, are expected to be between $15 and $16 million in fiscal 2002.

Proceeds from the sale of property and equipment were $8.2 million and $0.9 million for the nine months ended October 31, 2001 and 2000, respectively. This increase was primarily due to the sale and subsequent lease-back of substantially all of the Company's forklift fleet and certain of the Company's trailers in August 2001, which generated proceeds of $5.7 million and sales of certain of the Company's land and buildings related to its closed branches.

Cash payments for business acquisitions totaled $31.8 million for the nine months ended October 31, 2001 compared to $34.1 million for the nine months ended October 31, 2000.

Net payments on the Company's revolving credit agreement were $89.7 million for the nine months ended October 31, 2001, compared to net borrowings of $41.9 million for the nine months ended October 31, 2000. Principal reductions on long-term debt were $13.4 million for the nine months ended October 31, 2001, of which $8.7 million related to the repayment of debt assumed as a result of certain business acquisitions and $4.7 million related to payments on the Company's $98.0 million senior notes due 2011. The Company expects principal payments on senior notes to be $4.7 million in the fourth quarter of fiscal 2002.

Long-term debt was $415.2 million and $516.2 million at October 31, 2001 and January 26, 2001, respectively, a decrease of $101.0 million. As a percentage of total capitalization, long-term debt was 41% at October 31, 2001 compared to 48% at January 26, 2001. Cash provided by operations and collections on the note receivable from the sale of the pool and spa business were used to reduce the Company's long-term debt during the nine months ended October 31, 2001.

On May 31, 2001, the Company executed an amendment to its $75.0 million line of credit agreement, which extended the maturity date from July 17, 2001 to January 14, 2002. There were no amounts outstanding under this agreement at October 31, 2001. The Company anticipates amending its line of credit agreement in order to extend the maturity date in the near term.

On June 22, 2001, the Company entered into a synthetic lease agreement and related documents with Atlantic Financial Group, Ltd (the "Lessor), certain financial parties as lenders, and SunTrust Bank as agent ("SunTrust") in which the Lessor and SunTrust agreed to fund up to $40.0 million for the acquisition and development of real property projects chosen by the Company, including the Company's new corporate headquarters building in Orlando, Florida (the cost of which is estimated at $25.0 million). The term of this agreement is five years, which includes the construction period and a lease period. Lease payments will begin at the earlier of the completion of construction (which is expected in April 2003) or eighteen months following the acquisition of a property financed through the synthetic lease. Under the terms of the lease agreement, rent payments are interest only at a one month LIBOR rate plus applicable credit spreads (currently estimated to be 150 basis points). At the end of the lease term, the Company has the option to renew the lease for up to two additional five year periods, or to purchase the building for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the building, the Company may elect to remarket the property and arrange the sale of the building to a third party. Under the remarketing option, the Company has guaranteed a percentage of the total original cost as the residual fair value of the building.

On June 22, 2001, the Company entered into an operating lease agreement with the Lessor for the construction of a new warehouse in Miami, Florida. The Company anticipates total project costs not to exceed $15.0 million with rent payments beginning at the earlier of the completion of construction (which is expected in January 2003) or eighteen months following the acquisition of the property. Under the terms of the lease agreement, rent payments for the first four years are interest only at a rate based on LIBOR plus applicable credit spreads (currently estimated to be 150 basis points). Beginning in the fifth year, rents are re-amortized and rates for the remainder of the term increase to 12.5% plus applicable consumer price index adjustments. During the first four years of the lease agreement, the Company may elect to purchase the property for the existing lease balance or convert it into the Company's synthetic lease facility referenced above.

As of October 31, 2001, the Company had approximately $13.6 million of cash and $311.6 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of common stock.

On March 15, 1999, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased 1,315,800 shares at an average price of $21.86 per share, of which 394,700 shares at an average price of $19.10 per share were repurchased during the nine months ended October 31, 2001. No shares were repurchased during the nine months ended October 31, 2000. On September 21, 2001, the Company retired 326,854 shares of its common stock previously held in treasury.

Dividend payments totaled $6.1 million during the nine months ended October 31, 2001 and 2000.

On March 2, 2001, in connection with the closure of bestroute, one of the Company's e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company's stock rights originally issued as consideration for the bestroute acquisition. This agreement canceled 347,541 of the stock rights and the remaining stock rights were redeemed for $7.3 million in cash.

Recent Accounting Pronouncements

Effective in February 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 was amended by FAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities ("FAS 138"). Both FAS 133 and FAS 138 require that an entity record all derivatives as either assets or liabilities in the balance sheet at fair value. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

FAS No. 141, Business Combinations ("FAS 141") and FAS No. 142, Goodwill and Other Intangible Assets ("FAS 142"), were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. FAS 142 is effective for the Company beginning with the Company's first quarter of fiscal 2003. Under FAS 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized but rather will be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of FAS 142. Goodwill is currently being amortized at approximately $9.5 million annually. The Company is currently evaluating the provisions of FAS 142 and has not yet determined the effect that adoption of this standard will have on its consolidated financial statements.

FAS No. 143, Accounting for Asset Retirement Obligations ("FAS 143") was issued in June 2001. FAS 143, which is effective for the Company beginning in fiscal 2004, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact on its consolidated financial statements.

FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") was issued in August 2001. FAS 144, which is effective beginning with the Company's first quarter of fiscal 2003, establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Company does not expect the adoption of FAS 144 to have a material impact on its consolidated financial statements.

                              HUGHES SUPPLY, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on outstanding variable-rate debt and from changes in the prices of certain of its products that result from commodity price fluctuations.

Interest Rate Risk

At October 31, 2001, the Company had approximately $63.4 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their October 31, 2001 levels, the market risk with respect to the Company's variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.

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

                          PART II.  OTHER INFORMATION

                              HUGHES SUPPLY, INC.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

        Exhibit 10.14 - Master Lease Agreement, dated as of June 22, 2001 between Atlantic Financial Group, Ltd, as Lessor and Hughes Supply, Inc. and Certain Subsidiaries of Hughes Supply, Inc., as Lessees - Synthetic Lease

        Exhibit 10.14 (a) - Loan Agreement, dated as of June 22, 2001 among Atlantic Financial Group, Ltd, as Lessor and Borrower, the financial institutions party hereto as Lenders and SunTrust Bank, as Agent - Synthetic Lease

        Exhibit 10.14 (b) - Construction Agency Agreement, dated as of June 22, 2001 among Atlantic Financial Group, Ltd, and Hughes Supply, Inc. as Construction Agent - Synthetic Lease

        Exhibit 10.14 (c) - Guaranty Agreement from Hughes Supply, Inc., dated as of June 22, 2001 - Synthetic Lease

        Exhibit 10.14 (d) - Appendix A to the Operative Documents, Definitions and Interpretation - Synthetic Lease

        Exhibit 10.15 - Master Lease Agreement, dated as of June 22, 2001 between Atlantic Financial Group, Ltd, as Lessor and Hughes Supply, Inc. and Certain Subsidiaries of Hughes Supply, Inc., as Lessees - Operating Lease

        Exhibit 10.15 (a) - Loan Agreement, dated as of June 22, 2001 among Atlantic Financial Group, Ltd, as Lessor and Borrower, the financial institutions party hereto as Lenders and SunTrust Bank, as Agent - Operating Lease

        Exhibit 10.15 (b) - Construction Agency Agreement, dated as of June 22, 2001 among Atlantic Financial Group, Ltd, and Hughes Supply, Inc. as Construction Agent - Operating Lease

        Exhibit 10.15 (c) - Guaranty Agreement from Hughes Supply, Inc., dated as of June 22, 2001 - Operating Lease

        Exhibit 10.15 (d) - Appendix A to the Operative Documents, Definitions and Interpretation - Operating Lease


    (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended October 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HUGHES SUPPLY, INC.


Date: December 10, 2001            By:/s/ DAVID H. HUGHES
                                      --------------------------------------
                                          David H. Hughes,
                                          Chairman of the Board
                                          and Chief Executive Officer


Date: December 10, 2001            By:/s/ J. STEPHEN ZEPF
                                      ---------------------------------------
                                          J. Stephen Zepf,
                                          Treasurer, Chief Financial Officer
                                          and Chief Accounting Officer