Form 10-K
period 2002-01-25
HUGHES SUPPLY INC
filed 2002-04-24
CIK 49029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 25, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates ($41.40 per share): $903,043,255 as of April 19, 2002.

There were 23,850,329 shares of the Registrant's Common Stock ($1.00 par value) outstanding as of April 19, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Annual Report to Shareholders for the fiscal year ended January 25, 2002 are incorporated by reference in Parts I, II, and IV of this Report. Designated portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
                                     PART I

Item 1.   Business..................................................................      4

Item 2.   Properties................................................................     13

Item 3.   Legal Proceedings.........................................................     13

Item 4.   Submission of Matters to a Vote of Security Holders.......................     13

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....     14

Item 6.   Selected Financial Data...................................................     14

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................................     14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................     14

Item 8.   Financial Statements and Supplementary Data...............................     14

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................................     14

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........................     15

Item 11.  Executive Compensation ...................................................     15

Item 12.  Security Ownership of Certain Beneficial Owners and Management ...........     15

Item 13.  Certain Relationships and Related Transactions ...........................     15

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........     16

          Signatures................................................................     23

          Index of Exhibits Filed with this Report..................................     24

                             PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this Report, the words "believe," "anticipate," "estimate," "expect," "may," "will," "should," "plan," "intend," "potential," "predict," "forecast," and similar expressions are intended to identify forward-looking statements. Although Hughes Supply, Inc. (as used throughout this Report, "Hughes Supply," the "Company" or the "Registrant" refers to Hughes Supply, Inc. and its subsidiaries, except where the context otherwise requires) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results or events may differ significantly from those indicated in such forward-looking statements as a result of various important factors. These factors are discussed further in the caption "Risk Factors" below. The Company assumes no obligation to publicly update or revise its forward-looking statements. The following should be read in conjunction with the Company's consolidated financial statements and the notes thereto filed as part of this Report.

GENERAL

Hughes Supply, Inc., founded in 1928, is a diversified wholesale distributor of construction and industrial materials, equipment, and supplies to commercial construction, residential construction, industrial and public infrastructure markets in North America. Operating in 34 states and Mexico, the Company distributes over 240,000 products, through its 434 branches and six central distribution centers. The Company's principal customers are electrical, plumbing, mechanical, fire protection, and underground utility contractors, electric utility customers, property management and property development companies, municipalities and government agencies, telecommunication companies, and industrial companies. Industrial companies include businesses in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical, and marine industries.

The Company's operations are managed in five strategic business units ("Groups"), each of which is led by one of three Group presidents. These Groups are built around five broad product categories and are: Electrical; Plumbing/HVAC; Industrial; Building Materials; and Water & Sewer. These Groups represent the Company's reportable segments and constitute the basis management uses for making operating decisions and assessing performance. This product-driven organizational structure is designed to enhance the Company's competitive position in the marketplace by intensifying the Company's focus on satisfying customer needs, strengthening vendor relationships, and streamlining the decision-making processes of the Company. Financial information about the Company's Groups is set forth in Note 12 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 25, 2002, a copy of which is filed as an exhibit to this Report, and the cited portion of which is incorporated herein by reference.

PRODUCTS

The Company focuses on distributing construction and industrial products that leverage its strengths in inventory management, specialized sales forces by product category, distribution and logistics, credit management, and information technology. The Company has intensified its focus on providing value-added products and services, including integrated supply arrangements, fabrication, equipment rental, maintenance and repair, facilities management, and the development of national accounts.

The Company distributes products and offers services in the following five broad
Groups:

Electrical

The Electrical Group includes the Company's electrical and electric utility product lines. Markets served include industrial and commercial buildings, single and multi-family residential, manufacturing plants, underground utilities, electrical substations, power generation facilities, power line construction, and all types of general construction. The Electrical Group primarily operates throughout the Midwestern, Southeastern, and Southwestern United States. Key
customers are electrical contractors, industrial companies, schools and institutions, hospitals, commercial businesses, municipalities, investor-owned facilities, and co-op and municipal-owned utilities. Products and services include wire management products, distribution equipment, wire and cable, automation equipment, tools and fasteners, lamp/lighting controls, energy products, data/communications products, meter repair and certification, pole line hardware, and storeroom/job trailer management.

Plumbing/HVAC

The Plumbing/HVAC Group includes the Company's plumbing, HVAC, mechanical pipe, valves and fittings product lines, and its international business. Markets served include commercial, institutional, industrial, municipal, single and multi-family residential, kitchen and bath dealers, building supply, hardware, and export. The Plumbing/HVAC Group primarily operates throughout the Midwestern, Southeastern, and Southwestern United States and Mexico. Key customers are plumbing and HVAC contractors, remodeling contractors, mechanical contractors, commercial and industrial purchasing agents, municipalities, fabricators, OEM's, industrial subcontractors, exporters, maintenance departments, engineering departments, and planners. Products and services in the Plumbing/HVAC Group include residential and commercial water heaters, furnaces, heat pumps, air conditioning units, copper, steel, cast iron, poly and PVC pipe and fittings, plumbing fixtures, faucets and accessories, pumps and sprinkler heads, commercial drains, mechanical valves, repair parts, and procurement services.

Industrial

The Industrial Group includes the Company's industrial pipe, plate, valves, and fittings product lines. Markets served include special purpose piping systems (requiring exotic alloy pipe, nickel or composite), manufacturing facilities, marine applications, flow control processing systems (high temperature and high corrosive types of fluids), process plants, phosphate, chemical, utility, pulp and paper, pharmaceutical, export, citrus, food and dairy, solid waste, engineering, commercial, institutional, and municipal. The Industrial Group primarily operates throughout the Southeastern and Southwestern United States. Key customers are industrial and mechanical contractors, fabricators, wholesale distributors, exporters, OEMs, and industrial concerns (food and beverage, pulp and paper, mining, petro-chemical, marine, pharmaceutical, etc.). Products in the Industrial Group include valves, fittings, pressure fittings, angle, flanges, plate, sheet, pipe (i.e. carbon, stainless and thermoplastic, etc.), tubing and bar, steam traps, actuators, valve positioners, and gauges. Services provided include valve automation and repair, piping fabrication, and pipe cutting and grooving.

Building Materials

The Building  Materials  Group  includes the  Company's  building  materials and maintenance supplies product lines. This Group primarily operates in the Southeastern United States. The building materials product line focuses on the construction of roads and bridges along with commercial, industrial, multi-family and infrastructure projects. Key customers of the building materials product line are concrete, masonry caulking/waterproofing, and road and bridge contractors and subcontractors. Products and services in the building materials product line include concrete and masonry supplies and accessories, lumber, bridge rail, overhand brackets, erosion control products, bearing pads, tilt-up bracing rental and lifting/bracing inserts, sealants, waterproofing and fireproofing materials, commercial washroom specialties, tools, and accessories. The maintenance supplies product line serves the multi-family housing market with after-market rehab and maintenance supplies, including plumbing, electrical, appliances/parts, hardware, door/window parts, HVAC equipment/parts, and janitorial supplies. Key customers for the maintenance supplies product line are property management and property development firms, and apartment owner/operated properties.

Water & Sewer

The Water & Sewer Group includes the Company's water and sewer, concrete, and fire protection product lines. This Group primarily operates throughout the Midwestern, Southeastern, Southwestern, and Western United States. The water and sewer and concrete product lines primarily serve the Company's infrastructure market through customers such as underground utility contractors, utility companies, telecommunication companies, site developers, municipalities, and government agencies. The fire protection product line serves fire protection contractors in the commercial construction, residential construction, and industrial markets. Products and services in the Water & Sewer product category include all piping products (ductile iron, PVC, HDPE, and steel, etc.), fire hydrants, valves, fittings, storm drains, backflow prevention devices, water meters, leak detection, irrigation products, pumps, tanks, manhole rehab services, concrete sewer products, concrete electrical and telephone vaults, fire protection products (including sprinkler heads, steel pipe and fittings), and fire protection fabrication services.

CUSTOMERS

The Company currently serves over 75,000 customers, and no single customer accounts for more than 2% of total annual sales. Unlike do-it-yourself home center retailers, the Company does not market its products to retail consumers. Consequently, the Company differentiates itself with respect to its customer base, breadth of products offered, and level of service provided. Management believes that the Company's customers are typically professionals who choose their vendors primarily on the basis of product availability, price, relationships with sales personnel, and the quality and scope of services offered by such suppliers. Furthermore, professional customers generally buy in large volumes, are repeat buyers because of their involvement in longer-term projects, and require specialized services not typically provided by do-it-yourself home center retailers. The Company provides its customers with credit services, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, technical product services (including blueprint take-off and computerized order quotes), and assistance with product returns. Accordingly, the Company has been able to serve customer groups that do-it-yourself home center retailers generally do not emphasize.

VENDORS

The Company purchases from over 13,000 manufacturers and vendors, of which approximately 700 are part of the Company's Preferred Vendor Program. This Preferred Vendor Program leverages the Company's existing relationships with a number of vendors and helps to increase sales of their products in local markets through various initiatives, including sales promotions, cooperative marketing efforts, dedicated sales force, and product exclusivity. In return, many of these key vendors offer lower prices and volume incentive programs to the Company. The Company actively solicits volume-purchasing discounts and rebates from its preferred vendors and is constantly working to consolidate its Preferred Vendor Program. This program has reduced the number of vendors and has resulted in stronger, more strategic relationships with a more concentrated group of vendors. The concentration of vendors has also improved the Company's ability to ensure more timely delivery, to reduce errors, and to obtain better terms and greater financial incentives. To strengthen relations with its vendors, the Company created a centralized Vendor Development Department during fiscal 2002. This department is solely attentive to fostering and examining the communications and agreements with the Company's vendors. In addition, the Company has a freight management program, with similar goals of reducing its number of freight vendors and controlling the cost of inbound and outbound freight. Other programs currently being implemented with vendors include vendor-managed inventory systems, bar coding, and electronic exchange of purchase orders and invoices. No single vendor accounted for more than 5% of the Company's total purchases during fiscal 2002.

DISTRIBUTION AND LOGISTICS

The Company's distribution network consists of 434 branches and six central distribution centers in the United States and Mexico. The efficient operation of the Company's distribution network is critical in providing quality service to the Company's customer base. The Company's central distribution centers and branches use technology in warehouse management to optimize receiving, inventory control, picking, packing, and shipping functions. The Company's purchasing agents in its branches use a computerized inventory system to monitor stock levels, while central distribution centers in Arizona, Florida, Georgia, North Carolina, and Texas provide purchasing assistance as well as a broad stock of inventory which supplements the inventory of the branches. In addition, the Company uses several of its larger branches in other parts of the country as distribution points for certain product lines.

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

SALES AND MARKETING

The Company employs a specialized and experienced sales force for each of its product lines, including approximately 950 outside sales representatives who call on and work with professional buyers for contractors and subcontractors. They provide product specifications and usage data, design alternatives, and job quotes in an effort to assist them in fulfilling their material needs. Approximately 700 inside account associates expedite orders, deliveries, quotations, requests for pricing, and the release of products for delivery.

A re-emphasis on sales training has occurred within Hughes Supply. During fiscal 2002, the Company began and completed formal classroom training nationwide to target specific sales skills to its outside sales force. In addition, the new Hughes Persuasive Selling model was introduced to its outside sales force. Similarly, Hughes plans to establish new formal training for its inside sales force.

The Sales and Marketing Department offers the sales force the tools they need to communicate the benefits of the Company to their customers, prospects, and business partners. During fiscal 2002, Sales and Marketing introduced the new Hughes Supply brandmark. It contains both the traditional Hughes Supply shield shape and a strong presentation of the Hughes Supply name, as well as the new tagline - Solutions. Supply. Service., to reinforce the Company's position as a premier diversified industrial distributor.

The Company focuses its sales and marketing efforts on building strong customer relationships. The Company has developed several new programs, including Hughes Access, HughesPlus, and the Hughes Customer Adventures Program. All of these programs are designed to keep existing customers, to build relationships with new customers, and to identify profitable customers who have not purchased recently from the Company.

The innovative Hughes Access program presents special value promotions to customers from select Hughes Supply vendors. In essence, the Company partners with top vendors in each product line and provides Hughes' customers with exclusive limited-time offers. Under the HughesPlus program, the Company leverages its buying power to benefit customers. The Company offers its customers special buying privileges from well-known national firms. This preferred pricing is on items that range from office products to capital financing. The Hughes Customer Adventures program is a way for the Company to reward its best customers with a trip of their choice when they exceed a specified purchase volume. The trip options include, among others, exotic hunting and fishing expeditions, photo safaris, and skiing. The Company also created a national accounts program and established a government sales division to more effectively secure bids on local, state, and national levels.

INFORMATION TECHNOLOGY

The Company's IT systems are capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management, sales analysis, and accounting. The Company's customers and sales representatives rely on these systems for real-time information on product pricing, inventory availability, and order status. The systems also provide management with information relating to sales, inventory levels and customer payments, and with other data that is essential for the Company to operate efficiently and provide a high level of service to its customers. The Company believes that its continued investment in upgrading and consolidating its IT systems is necessary to provide a platform to implement its e-commerce initiatives and to allow it to continue its strategic growth initiatives.

In fiscal  2001,  the  Company  selected a new  distribution/logistics  software provider. This integrated software is an e-commerce enabled, customer fulfillment, inventory management, logistics, and distribution management system. It is designed specifically for MRO- and contractor-oriented distributors. The Company began implementing this software in December 2001 and expects implementation to be staggered over approximately a two-year period. The Company believes that this timeframe will enable it to reduce risk, minimize customer disruption, and spread implementation costs. Once implementation is complete, the Company expects to be operating primarily under one platform, compared to its 26 current operating systems. The Company believes that consolidation of its operating systems allows for increased operational efficiencies, particularly in the area of working capital management, provides a means for decreasing transaction costs, and provides the Company with the infrastructure necessary to realize administrative synergies associated with past and future business acquisitions.

The Company is significantly expanding its electronic data interchange (EDI) presence, particularly with vendors, and the new operating system being implemented will help facilitate this process.

OPERATING STRATEGY

The Company's operating strategy is based on decentralizing, at the branch level, customer-related functions such as sales and local inventory management. The administrative responsibilities for certain functions such as credit, human resources, finance and accounting, legal, and information technology are centralized at the corporate level. In addition, the Company has re-centralized its Operations Department and created a new Inventory Management Department in fiscal 2002. These departments are responsible for streamlining and implementing improved operational processes within the Company and managing inventory levels, focusing specifically on excess inventory. All operating branches are assigned to one of the Company's five Groups, each of which is led by one of three Group presidents. Under this structure, the Company's branches are grouped into territories, territories into districts, districts into regions, and regions into Groups. Territory managers generally have oversight responsibility for branches within a territory as well as direct responsibility for a specific branch within the territory. District managers have responsibility over certain groups of branches but do not have direct responsibility for a specific branch. District and territory managers report to regional managers. Regional managers report to the Group presidents. Management believes its organizational structure is designed to enhance the Company's competitive position in the marketplace by intensifying the Company's focus on satisfying customer needs, strengthening vendor relationships, and streamlining the decision-making processes of the Company. Key elements of the Company's operating strategy include:

Local Market Focus

Hughes Supply has organized its branches as autonomous, decentralized branches capable of meeting local market needs and offering competitive prices. Each branch handles one or more of the Company's product lines and operates as a separate profit center with its own specialized and experienced sales force. Each branch manager has the authority and responsibility to set pricing and tailor the inventory offering and mix (as well as the nature of services offered) in order to meet the local market demand. In addition, each branch manager is responsible for purchasing, maintaining adequate inventory levels, cost control, and customer relations. A substantial portion of a branch manager's compensation is dependent on their branch's financial performance. The Company has been able to tailor its branch size and product offerings to meet perceived market demand. As a result, the Company successfully operates branches in secondary cities where management believes it has achieved significant market share and in larger metropolitan areas where it has established a sound market presence.

Superior Customer Service

Substantially all of Hughes Supply's sales are to professional customers with whom the Company has developed long-term relationships. These relationships are based on the Company's history of providing superior service, which in turn creates trust. Customer services provided by the Company include credit, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, technical product services (including blueprint take-off and computerized order quotes), and assistance with product returns.

In addition to the Sales and Marketing Department initiatives discussed above, the Company has recently introduced the 12 Commitments to Customer Service. The 12 Commitments were developed through discussions with customers about what measures Hughes Supply must take to gain and maintain business. They are a compilation of essential principles that every member of the Hughes Supply team should be guided by on a daily basis. The goal encompassed in every one of the 12 Commitments is for the Company to be the best in customer service in each of the industries it serves.

Comprehensive and Diversified Product Categories

As part of its emphasis on superior customer service, the Company offers more than 240,000 products at competitive prices. Distribution of a wide variety of products within each product category helps the Company's customers manage their inventory, arrange for consolidated delivery requirements, and purchase a greater portion of total job specifications. The depth and breadth of the Company's product categories generally permits it to make add-on sales of higher margin, non-commodity items. The Company is diversified across multiple product categories, geographic regions, and various sectors of the construction industry (such as commercial, residential, public infrastructure and industrial), which lessens its dependence upon market conditions applicable to any of its product categories or any single sector of the construction industry. This product diversification provides opportunities for the Company to participate in multiple phases of construction projects, capturing more of the total construction spending dollar and spanning the entire construction cycle.

Well-Trained and Experienced Workforce

The Company has implemented extensive employee recruiting and training programs to ensure that its employees have the skill levels necessary to compete effectively in today's marketplace. The Company utilizes in-depth training seminars covering basic and advanced product knowledge, as well as multiple levels of selling, purchasing, negotiating, and management skills workshops. The Company has also developed a recruiting and training program to increase the number of qualified applicants introduced into its management and sales ranks. The Company's corporate management, branch managers, outside sales representatives, and inside sales account associates have considerable experience with the Company. In fiscal 2002, there has been turnover of certain corporate management positions, including the appointment of Thomas I. Morgan as successor President and Chief Operating Officer. Additionally, in fiscal 2002, the Company created several executive positions, including Senior Vice President of Sales and Marketing, Senior Vice President of Operations, and Vice President of Human Resources, to provide new emphasis on these functions.

Centralized Administrative Functions

In fiscal 2001, the Company has re-centralized certain administrative functions such as credit, human resources and payroll, finance and accounting, legal, and information technology. Centralization of human resources, finance and accounting functions ensure conformity in policy and lower costs of administration. The Company's credit function is essential to its success. Dedicated credit managers are assigned to specific geographic areas in the United States. All credit decisions are researched, analyzed, and approved by the regional credit managers to ensure conformity and quality of credit decisions across the Company's operations.

GROWTH STRATEGY

Many local and regional distributors are privately-owned, relationship-based companies. Such distributors often have limited purchasing power, lack sufficient resources to offer broad product lines and multiple brands, and lack the sophisticated inventory management and control systems necessary to operate multiple branches efficiently. As a result, such distributors target their services to a particular type or size of customer and/or a particular product category. To counter the limitations experienced by small distributors, certain wholesale distributors, including the Company, have grown considerably through acquisitions. This expansion has enabled Hughes Supply to service various sizes and types of customers with multiple product categories and to diversify its sales across various types of construction and users of its products. Because of Hughes Supply's strong competitive position, its size and its management infrastructure, management believes that the Company is well positioned to continue to benefit from consolidation trends within the wholesale distribution business.

Hughes Supply's strategy for growth has focused on both internal growth and growth through acquisitions. Historically, the Company has centered its internal growth and growth through acquisitions around customer groups and products which help it to diversify geographically and product-wise, capturing more of the total construction dollar while focusing more on products used in repair, maintenance, replacement, and renovation applications. These products generally offer higher margins and are less dependent on new construction. Management believes that the Company's product, market and geographic diversification helps reduce the impact of economic cycles on its profitability. A summary of the Company's internal growth and acquisition program follows.

Internal Growth

Over the last five years, Hughes Supply has grown internally through increases in comparable branch sales and the opening of new branches. Comparable branch sales increases have been attributable to new product introductions within existing branches, such as fire protection equipment and concrete fabrication products, fiber-optic products, and the higher value-added services such as integrated supply, national account business, and complete warehouse management contracts. Since January 31, 1997, Hughes Supply has opened 81 new branches (excluding branches opened and closed within this time period). New branches are generally opened to fill in existing market areas or to accommodate the split out of branches handling multiple product lines.

Since January 31, 1997, the Company has closed 45 branches, excluding branches that were opened and closed within this time period and branches that were sold as part of the divestiture of its pool and spa business in January 2001. The Company closed these branches because they did not strategically fit into the Company's core businesses and/or they did not perform to expectations. During fiscal 2002, the Company closed or decided to close 43 under-performing branches, including its e-commerce venture. The Company will continue to evaluate the operations and performance of its branches over the next fiscal year.

Acquisitions

Historically, Hughes Supply has pursued an active acquisition strategy to capitalize on the large, growing and highly-fragmented markets in which it competes. The Company's acquisition strategy focuses on acquiring profitable, private, wholesale distribution businesses with strong management teams and well-developed market positions and customer relationships. Hughes Supply identifies acquisition targets that present growth opportunities and complement Hughes Supply's existing structure, allowing the Company to benefit from synergies resulting from the integration of these targets' operations with its own. Management believes that significant acquisition opportunities exist in each of its product categories. Hughes Supply categorizes its acquisitions as fill-in acquisitions or new market acquisitions.

Fill-in acquisitions represent acquisitions of primarily small companies that distribute some of the same product lines as the Company in geographic areas already served by Hughes Supply. Since January 31, 1997, the Company has added 25 branches through the completion of 12 fill-in acquisitions. The Company's management believes that significant additional fill-in acquisition opportunities are available.

New market acquisitions represent the addition of new product lines, primarily within the Company's existing product categories, or the entry into new geographic markets, or both. The Company's principal acquisition criteria with respect to new market acquisitions has been to:

     o    add products and product lines with higher gross margins;
     o increase sales to the replacement and industrial markets (that tend to be less cyclical than new construction markets);
     o    achieve greater geographical diversification;
     o develop additional opportunities for future fill-in acquisitions and new branch openings; and
     o    expand its current product offering from leading suppliers.

Since January 31, 1997, the Company has completed 26 new market acquisitions representing 131 branches, including the acquisition of Water Works Sales Companies in May 2001. Water Works Sales Companies, with six branches in Colorado, New Mexico and Texas, significantly expanded the Company's water and sewer business in new geographic markets.

SEASONALITY

The Company's operating results are impacted by seasonality. Generally, sales of the Company's products are higher in the second and third quarters of each year due to more favorable weather conditions during these periods.

COMPETITION

Management believes that the Company is one of the largest wholesale distributors of its range of products in the United States and that no other company competes against it across all of its product categories. However, there is strong competition in each product category distributed by the Company. The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, and contractors' tools. The principal competitive factors in the Company's business are product availability, pricing, technical knowledge as to application and usage, and advisory and other service capabilities which develop the trust factor needed in successful customer relationships.

INVENTORIES

The Company is a wholesale distributor of construction and industrial materials and maintains significant inventories to meet rapid delivery requirements and to ensure a continuous allotment of goods from suppliers. As of January 25, 2002, inventories totaled approximately $396.4 million and represented approximately 31% of the Company's total assets.

EMPLOYEES

As of January 25, 2002, the Company had 7,156 employees consisting of 15 executives, 538 managers, 2,036 sales personnel and 4,567 other employees, including truck drivers, warehouse personnel, office and clerical workers. Over the last year, the Company's work force has decreased approximately 7%. This decrease was primarily the result of the eliminations of various management and staff positions to bring headcount more in line with current economic conditions and to streamline the Company's operations. This reduction is also impacted by the closure of approximately 40 branches in fiscal 2002. The decrease was partially offset by increases resulting from acquired and newly-opened wholesale branches. The Company considers its relationships with its employees to be good.

ENVIRONMENTAL LAWS

Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon the Company's liquidity or results of operations.

RISK FACTORS

The following  factors could  significantly  affect our operations and financial
results   and  cause  our   results  to  differ   from  those   anticipated   by
forward-looking statements in this Report:

The Company's operating results are linked to the strength of the construction markets.

Demand for the Company's products depends highly on the commercial, residential, and industrial construction markets. The level of activity in the commercial construction market depends largely on vacancy rates, interest rates, regional economic outlooks, the availability of financing, and general economic conditions. The level of activity in the residential construction market depends on new housing starts and residential renovation projects. Factors influencing the demand for new housing starts and residential renovation projects include interest rates, availability of financing, housing affordability, unemployment, demographic trends, gross domestic product growth, and consumer confidence. The level of activity in the industrial construction market depends on the industrial economic outlook, corporate profitability, interest rates, and capacity utilization. The factors influencing each of the Company market segments are not within its control. Since each of the Company's market segments is sensitive to cyclical changes in the economy, future downturns in the economy or lack of improvement in the economy may adversely affect its results of operations. The Company is especially susceptible to economic fluctuations in Florida, Texas, and Georgia, which accounted for approximately 24%, 17%, and 10% of its net sales, respectively, in fiscal 2002.

Fluctuating commodity prices and unexpected product shortages may impair the Company's operating results.

The cost of stainless steel, aluminum, copper, nickel alloys, plastic, and other commodities used in products distributed by the Company can be volatile. Significant fluctuations in the cost of such commodities may adversely affect the Company's results of operations and contribute to cyclicality in its operating performance. In total, the Company distributes construction materials and supplies from over 13,000 manufacturers and vendors, no one of which accounted for more than 5% of total material and supply purchases during fiscal 2002. Despite this widely diversified base of manufacturers and vendors, the Company may still experience shortages as a result of unexpected demand or production difficulties. If this were to occur and the Company was unable to obtain a sufficient allocation of products from manufacturers and vendors, there could be a short-term adverse effect on its results of operations. In addition, the Company has entered into strategic partnerships with certain vendors. The Company's inability to maintain such partnerships, and the loss of the competitive pricing such partnerships offer the Company could adversely affect its results of operations.

The Company operates in very competitive marketplace.

The building products industry is highly competitive and fragmented. The principal competitive factors in the Company's business are:

     o    availability of materials and supplies;
     o    pricing of products;
     o    availability of credit;
     o    technical product knowledge as to application and usage; and
     o    advisory or other service capabilities.

Hughes Supply's competition includes other wholesalers, manufacturers who sell certain products directly to its customer base, and certain Hughes Supply customers. The Company also competes, to a limited extent, with retailers in the markets for plumbing, electrical fixtures and supplies, building materials, and contractors' tools. Competition varies depending on product line, customer classification, and geographic market. The Company may not be successful in responding effectively to competitive pressures, particularly from competitors with substantially greater financial and other resources than the Company.

The Company relies heavily on its key personnel.

The Company is highly dependent upon the skills, experience and efforts of its executive officers. The loss of one or more of its executive officers could have a material adverse effect on its business and development. Hughes Supply's growth also depends in part on its ability to attract and retain qualified managers, salespersons and other key employees and on its ability to manage growth successfully. The Company may not be successful in attracting and retaining such employees or in managing its growth successfully, which may in turn have an adverse effect on its results of operations.

Dividend payments are restricted.

The decision to pay dividends and the amount of such payments depends on the Company's results of operations, financial condition, capital requirements, and other factors that the Board of Directors deems relevant. The Company is also party to certain debt instruments and agreements that contain provisions limiting the amount of dividends that may be paid by the Company to its shareholders. In the future, the Company may become a party to debt instruments or agreements that may further restrict its ability to pay dividends.

Hughes Supply's stock price may fluctuate substantially.

The market price for Hughes Supply's common stock may fluctuate substantially based, among other factors, on:

     o    availability of credit;
     o    the Company's operating results;
     o the operating results of other companies in the building products industry;
     o    changes in general  economic  conditions;
     o    changes in the financial markets; and
     o    other developments affecting the Company or its competitors.

The Company's sales are predominately on credit.

The Company distributes materials, equipment, and supplies for the construction and industrial markets primarily in the Southeastern, Southwestern, and Midwestern United States. Approximately 95% of the Company's net sales are credit sales made primarily to customers whose ability to pay depends on the economic strength of the construction industry in such regions. Cyclical changes in the economy, future downturns in the economy, or lack of improvement in the economy in such regions could adversely affect the Company's ability to collect trade accounts receivable and in turn its results of operations.

Quarterly results are seasonal.

The Company's net sales and net income are seasonal. Hughes Supply has historically experienced lower operating results in the first and fourth quarters than in the second and third quarters of its fiscal year. Seasonal variations in operating results may also be significantly increased by weather conditions, such as cold or wet weather, which can delay construction projects. Political and economic events can also affect revenues. If sales fall below expectations, the Company's operating results may be adversely affected.

The Company's operations may be impacted by the success of its system integration project.

The Company began implementing a company-wide operating system in December 2001 and expects implementation to be staggered over approximately a two-year period. The Company believes that this timeframe will enable it to reduce risk, minimize customer disruption, and spread implementation costs. The Company may be adversely affected if the new operating system does not meet management's expectations.

Certain anti-takeover provisions may make Hughes Supply's stock less attractive to investors.

Certain provisions of the Company's Restated Articles of Incorporation, as amended, and Florida law may make it more difficult for a third party to acquire a controlling interest in Hughes Supply even if such change in control would benefit shareholders. These provisions may delay or prevent transactions in which shareholders would receive a substantial premium for their shares over then prevailing market prices. These provisions may also limit shareholders' ability to approve transactions they may otherwise believe are in their best interests. Such provisions include:

     o a provision dividing the Board of Directors into three classes of directors elected for staggered three-year terms;

     o a provision authorizing the issuance of preferred stock without shareholder approval; and

     o a provision requiring that certain business combinations receive approval by two-thirds of its voting stock.

ITEM 2. PROPERTIES

The Company leases approximately 65,000 square feet of an office building in Orlando, Florida for its corporate headquarters. The Company also leases approximately 31,000 square feet of a computer center in Orlando, Florida for its IT operations. In addition, the Company owns or leases 434 branches in 34 states and Mexico. The typical sales branch consists of a combined office and warehouse facility ranging in size from 1,000 to 150,000 square feet, with paved parking and storage areas. The Company also operates six central distribution centers, ranging in size from 54,000 to 160,000 square feet. The Company believes that its properties are in good condition and are suitable and adequate to carry on the Company's business. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. Additional information regarding owned and leased properties of the Company is set forth as Exhibit 99.1 to this Report.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, none of the proceedings are material in relation to the Company's consolidated operations, cash flows, or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 25, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information with respect to the principal market for the Company's common stock, stock prices and dividend information is set forth under the caption "Corporate and Shareholder Information" and in Note 13 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 25, 2002, a copy of which is filed as an exhibit to this Report, and the cited portions of which are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information with respect to selected financial data of the Company is set forth under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended January 25, 2002, a copy of which is filed as an exhibit to this Report and the cited portion of which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information with respect to the Company's financial condition, changes in financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 25, 2002, a copy of which is filed as an exhibit to this Report and, the cited portion of which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the Company's market risk is set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended January 25, 2002, a copy of which is filed as an exhibit to this Report, and the cited portion of which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

The financial statements filed with this Report are set forth in Item 14(a).

(b) Selected Quarterly Financial Data

Information with respect to selected quarterly financial data of the Company is set forth in Note 13 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended January 25, 2002, a copy of which is filed as an exhibit to this Report, and the cited portion of which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any change in, or disagreement with, its accountants or reportable event which are required to be reported in response to this item.

                                    PART III

All information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

(1)  All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report to Shareholders for the fiscal year ended January 25, 2002, are filed under Item 8 and are incorporated by reference:

                                                                         Annual
                                                                         Report
                                                                         Page(s)

     Consolidated Statements of Income for the years ended
     January 25, 2002, January 26, 2001 and January 28, 2000...........     10

     Consolidated Balance Sheets as of January 25, 2002 and
     January 26, 2001..................................................     11

     Consolidated Statements of Shareholders' Equity for the years
     ended January 25, 2002, January 26, 2001 and January 28, 2000.....     12

     Consolidated Statements of Cash Flows for the years ended
     January 25, 2002, January 26, 2001 and January 28, 2000...........     13

     Notes to Consolidated Financial Statements........................   14-26

     Report of Independent Certified Public Accountants................     27

     Management's Responsibility for Financial Statements..............     27

(2)  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended January 25, 2002, January 26, 2001 and January 28, 2000.

                              Hughes Supply, Inc.
                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                                             Fiscal Years Ended
                                                    ---------------------------------------
                                                    January 25,   January 26,   January 28,
                                                       2002          2001          2000
                                                    -----------   -----------   -----------
Allowance for doubtful accounts:
  Balance at beginning of year                       $  6,106      $  2,777      $  2,809
    Additions charged to costs and expenses, net       11,065        10,626         4,064
    Deductions                                         (8,783)       (7,297)       (4,096)
                                                     --------      --------      --------
  Balance at end of year                             $  8,388      $  6,106      $  2,777
                                                     ========      ========      ========

Inventory reserves:
  Balance at beginning of year                       $ 10,379      $  7,253      $  4,117
    Additions charged to costs and expenses, net        8,044        12,395         8,489
    Deductions                                         (8,574)       (9,269)       (5,353)
                                                     --------      --------      --------
  Balance at end of year                             $  9,849      $ 10,379      $  7,253
                                                     ========      ========      ========

Deferred income taxes:
  Balance at beginning of year                       $    698      $     --      $     --
    Additions charged to costs and expenses, net           --           698            --
    Deductions                                           (626)           --            --
                                                     --------      --------      --------
 Balance at end of year                             $     72      $    698      $     --
                                                    ========      ========      ======

All other schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes thereto.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedule

To the Shareholders and Board of Directors of Hughes Supply, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 14, 2002 appearing in the 2002 Annual Report to Shareholders of Hughes Supply, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orlando, Florida
March 14, 2002

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended January 25, 2002.

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

    (10)  Material contracts.

          10.1   Lease Agreements with Hughes, Inc.

                 (a)   Leases   effective   March  31,  1988,   incorporated  by
                       reference to Exhibit 10.1(c) to Form 10-K for the year ended January 27, 1989 (Commission File No. 0-5235).

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

                 (c) Lease Agreement dated March 11, 1992, incorporated by reference to Exhibit 10.1(e) to Form 10-K for the fiscal year ended January 31, 1992 (Commission File No. 0-5235).

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

          10.10 Revolving Credit Agreement, dated as of January 26, 1999 and amended on various dates through December 20, 2000, by and among the Company and a group of banks incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended January 26, 2001. (Commission File No. 001-08772).

          10.11 Line of Credit Agreement, dated as of January 26, 1999 and amended on various dates through

                 December 20, 2000, by and among the Company and a group of banks incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended July 31, 2001. (Commission File No. 001-08772)

          10.11  (a)   Sixth Amendment to the Line of Credit  Agreement dated as
                       of January 30, 2002 by and among the Company and a group of banks.

          10.12 Note Purchase Agreement, dated as of December 21, 2000 and amended January 19, 2001, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended January 26, 2001 (Commission File No. 001-08772).

          10.13 Separation and Release Agreement, dated as of March 28, 2001, by and between the Company and A. Stewart Hall, Jr. incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended January 26, 2001 (Commission File No. 001-08772).

          10.14 Master Lease Agreement, dated as of June 22, 2001 between Atlantic Financial Group, Ltd, Lessor and Hughes Supply, Inc. and Certain Subsidiaries of Hughes Supply, Inc. as Lessees - Synthetic Lease incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

          10.14  (a)   Loan Agreement,  dated as of June 22, 2001 among Atlantic
                       Financial  Group,  Ltd,  as  Lessor  and  Borrower,   the
                       financial institutions party thereto as Lenders and SunTrust Bank, as Agent - Synthetic Lease incorporated by reference to Exhibit 10.14 (a) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No.
                       001-08772).

          10.14  (b)   Construction Agency Agreement,  dated as of June 22, 2001
                       among Atlantic  Financial Group,  Ltd, and Hughes Supply,
                       Inc. as Construction Agent - Synthetic Lease incorporated by reference to Exhibit 10.14 (b) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No.
                       001-08772).

          10.14  (c)   Guaranty Agreement from Hughes Supply,  Inc., dated as of
                       June 22, 2001 - Synthetic Lease incorporated by reference to Exhibit 10.14 (c) to Form 10-Q for the quarter ended
                       October 31, 2001 (Commission File No. 001-08772).

          10.14  (d)   Appendix A to the Operative  Documents,  Definitions  and
                       Interpretation   -  Synthetic   Lease   incorporated   by
                       reference to Exhibit 10.14 (d) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No.
                       001-08772).

          10.15 Master Lease Agreement, dated as of June 22, 2001 between Atlantic Financial Group, Ltd, as Lessor and Hughes Supply, Inc. and Certain Subsidiaries of Hughes Supply, Inc., as Lessees - Operating Lease incorporated by reference to Exhibit
                 10.15 to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

          10.15  (a)   Loan Agreement,  dated as of June 22, 2001 among Atlantic
                       Financial  Group,  Ltd,  as  Lessor  and  Borrower,   the
                       financial   institutions  party  hereto  as  Lenders  and
                       SunTrust Bank, as Agent - Operating Lease incorporated by reference to Exhibit 10.15 (a) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No.
                       001-08772).

          10.15  (b)   Construction Agency Agreement,  dated as of June 22, 2001
                       among Atlantic  Financial Group,  Ltd, and Hughes Supply,
                       Inc. as Construction Agent - Operating Lease incorporated by reference to Exhibit 10.15 (b) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No.
                       001-08772).

          10.15  (c)   Guaranty Agreement from Hughes Supply,  Inc., dated as of
                       June 22, 2001 - Operating Lease incorporated by reference to Exhibit 10.15 (c) to Form 10-Q for the quarter ended
                       October 31, 2001 (Commission File No. 001-08772).

          10.15  (d)   Appendix A to the Operative  Documents,  Definitions  and
                       Interpretation   -  Operating   Lease   incorporated   by
                       reference to Exhibit 10.15 (d) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No.
                       001-08772).

          10.16 Uncommitted Guidance and Swing Line Demand Promissory Note dated March 1, 1999 and amended on various dates through February 11, 2002, by the Company and SunTrust Bank, Inc.

     (11) Statement re computation of per share earnings. Not applicable.

     (12) Statements re computation of ratios. Not applicable.

     (13) Annual report to security holders, Form 10-Q or quarterly report to security holders.

          13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 25, 2002.

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

                                                 HUGHES SUPPLY, INC.


                                           By:   /s/ David H. Hughes
                                                 -------------------------------
                                                 David H. Hughes
                                                 Chairman of the Board and Chief
                                                 Executive Officer


                                                 /s/ J. Stephen Zepf
                                                 -------------------------------
                                                 J. Stephen Zepf
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer

     Date: April 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ David H. Hughes                   /s/ Toni Jennings
     --------------------------            ---------------------------------
     David H. Hughes                       Toni Jennings
     April 22, 2002                        April 22, 2002
     (Director)                            (Director)

     /s/ John D. Baker II                   /s/ William P. Kennedy
     --------------------------            ---------------------------------
     John D. Baker II                      William P. Kennedy
     April 22, 2002                        April 22, 2002
     (Director)                            (Director)

     /s/ Robert N. Blackford               /s/ Amos R. McMullian
     --------------------------            ---------------------------------
     Robert N. Blackford                   Amos  R. McMullian
     April 22, 2001                        April 22, 2002
     (Director)                            (Director)

     /s/ H. Corbin Day                     /s/ Thomas I. Morgan
     --------------------------            ---------------------------------
     H. Corbin Day                         Thomas I. Morgan
     April 22, 2002                        April 22, 2002
     (Director)                            (Director)

     /s/ Vincent S. Hughes
     --------------------------
     Vincent S. Hughes
     April 22, 2002
     (Director)

INDEX OF EXHIBITS FILED WITH THIS REPORT

10.11               (a)  Sixth  Amendment to the Line of Credit  Agreement dated as of January 30, 2002 by and among the Company and a group of banks.

10.16 Uncommitted Guidance and Swing Line Demand Promissory Note dated March 1, 1999 and amended on various dates through February 11, 2002, by the Company and SunTrust Bank, Inc.

13.1 Information incorporated by reference into Form 10-K from the Annual Report to Shareholders for the fiscal year ended January 25, 2002.

21.1                Subsidiaries of the Registrant.

23.1                Consent of PricewaterhouseCoopers LLP.

99.1                Location of Facilities.