Form 10-Q
period 2002-05-03
HUGHES SUPPLY INC
filed 2002-06-14
CIK 49029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-08772

HUGHES SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0559446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 North Orange Avenue
Suite 200
Orlando, Florida 32801
(Address of principal executive offices)

(407) 841-4755
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of June 13, 2002
$1 Par Value	23,901,059

HUGHES SUPPLY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HUGHES SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 3, 2002 (unaudited)	January 25, 2002
Assets
Current Assets:
Cash and cash equivalents	$2,973	$6,817
Accounts receivable, less allowance for doubtful accounts of $10,699 and $8,388	431,958	387,953
Inventories	403,316	396,441
Deferred income taxes	16,360	15,420
Other current assets	28,132	56,809

Total current assets	882,739	863,440
Property and Equipment	142,010	145,702
Goodwill	263,808	263,808
Other Assets	20,623	20,312

	$1,309,180	$1,293,262

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$21,318	$19,175
Accounts payable	240,024	188,447
Accrued compensation and benefits	23,159	32,790
Other current liabilities	45,389	34,753

Total current liabilities	329,890	275,165
Long-Term Debt	349,338	403,671
Deferred Income Taxes	15,715	13,872
Other Noncurrent Liabilities	6,203	6,081

Total liabilities	701,146	698,789

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 23,894,547 and 23,774,600 shares issued	23,895	23,775
Capital in excess of par value	220,204	217,609
Retained earnings	377,446	367,726
Treasury stock, none and 24,251 shares, at cost	—	(531)
Unearned compensation related to outstanding restricted stock	(13,511)	(14,106)

Total shareholders’ equity	608,034	594,473

	$1,309,180	$1,293,262

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended
	May 3, 2002	April 27, 2001
Net Sales	$790,004	$775,149
Cost of Sales	608,786	600,024

Gross Profit	181,218	175,125

Operating Expenses:
Selling, general and administrative	145,424	147,676
Depreciation and amortization	4,997	7,920
Provision for doubtful accounts	3,851	2,143

Total operating expenses	154,272	157,739

Operating Income	26,946	17,386

Non-Operating Income (Expenses):
Interest and other income	2,044	3,218
Interest expense	(7,984)	(9,727)

	(5,940)	(6,509)

Income Before Income Taxes	21,006	10,877
Income Taxes	8,612	4,460

Net Income	$12,394	$6,417

Earnings Per Share:
Basic	$0.54	$0.28

Diluted	$0.52	$0.27

Average Shares Outstanding:
Basic	23,159	23,297

Diluted	23,632	23,603

Dividends Per Share	$0.85	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	May 3, 2002	April 27, 2001
Cash Flows from Operating Activities:
Net income	$12,394	$6,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,997	7,920
Provision for doubtful accounts	3,851	2,143
Deferred income taxes	903	8,146
Other	933	(235)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(47,856)	(17,627)
Inventories	(6,875)	17,815
Other current assets	28,720	1,938
Other assets	(250)	(505)
Accounts payable	51,577	3,017
Accrued compensation and benefits	(9,631)	(1,629)
Other current liabilities	10,698	8,695
Other noncurrent liabilities	122	751

Net cash provided by operating activities	49,583	36,846

Cash Flows from Investing Activities:
Capital expenditures	(2,432)	(5,659)
Proceeds from sale of property, and equipment	1,292	193
Purchase of bestroute.com stock rights	—	(6,806)

Net cash used in investing activities	(1,140)	(12,272)

Cash Flows from Financing Activities:
Net payments under short-term debt arrangements	(52,772)	(28,618)
Principal payments on other debt	(46)	(86)
Purchase of treasury shares	—	(2,016)
Dividends paid	(2,019)	(2,009)
Other	2,550	(236)

Net cash used in financing activities	(52,287)	(32,965)

Net Decrease in Cash and Cash Equivalents	(3,844)	(8,391)
Cash and Cash Equivalents:
Beginning of period	6,817	22,449

End of period	$2,973	$14,058

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data)

Note	1. Basis of Presentation

In the opinion of Hughes Supply, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 3, 2002, the results of operations for the three months ended May 3, 2002 and April 27, 2001, and cash flows for the three months then ended. The results of operations for the three months ended May 3, 2002 are not necessarily indicative of the trends or results that may be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 25, 2002, as filed with the Securities and Exchange Commission.

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 will be a 53-week period while fiscal year 2002 was a 52-week period. The three months ended May 3, 2002 and April 27, 2001 contained 14 and 13 weeks, respectively.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported results of operations.

Note	2. Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“FAS”) 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, were issued in June 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under FAS 142, goodwill is no longer amortized but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy previously followed by the Company.

Within the operating segments, the Company identified reporting units as defined in FAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of fiscal 2003 based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of FAS 142, the Company concluded that there was no impairment of goodwill related to any of the Company’s reporting units.

Prior to the adoption of FAS 142, the Company amortized goodwill over estimated useful lives ranging from 15 to 40 years. Amortization of goodwill totaled approximately $2.2 million for the three months ended April 27, 2001. The basic and diluted earnings per share impact of goodwill amortization in the first quarter of fiscal 2002 were $0.06 per share and $0.05 per share, respectively. Had the Company accounted for goodwill consistent with the provisions of FAS 142 in prior periods, the Company’s net income, basic earnings per share, and diluted earnings per share in the first quarter of fiscal 2002 would have been $7.7 million, $0.33 per share, and $0.33 per share, respectively.

FAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143, which is effective for the Company beginning in fiscal 2004, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of FAS 143 in fiscal 2004 to have a material impact on its consolidated financial statements.

FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This standard establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board (“APB”) Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under FAS 144, goodwill is no longer allocated to long-lived assets, and, therefore, no longer subjected to testing for impairment as part of those assets, but tested separately as prescribed by FAS 142. In addition, FAS 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company adopted FAS 144 as of January 26, 2002. The adoption had no impact on the Company’s financial condition or results of operations.

FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This newly issued standard rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. FAS 145 also amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. For the provisions related to the rescission of FAS 4, FAS 145 is effective for the Company beginning in fiscal 2004. The remaining provisions of FAS 145 are effective for the Company in fiscal 2003. The Company does not expect the adoption of FAS 145 to have a material impact on its consolidated financial statements.

Note	3. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share include the additional dilutive effect of the Company’s potential common shares, which includes certain employee and director stock options, unvested shares of restricted stock, and stock rights issued in connection with the bestroute.com acquisition in fiscal 2001. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended
	May 3, 2002	April 27, 2001
Basic weighted-average number of shares	23,158,650	23,296,724
Incremental shares resulting from:
Stock options	199,685	29,475
Restricted stock	273,795	6,714
Stock rights issued in connection with bestroute.com acquisition	—	270,200

Diluted weighted-average number of shares	23,632,130	23,603,113

All options outstanding as of May 3, 2002 were dilutive and, therefore, included in the computation of diluted earnings per share for the three months ended May 3, 2002. Options to purchase 1,213,990 shares of common stock at an average exercise price of $23.16 were not included in the computation of diluted earnings per share for the three months ended April 27, 2001, because their effect would have been anti-dilutive.

Note	4. Bestroute.com

On March 2, 2001, in connection with the closure of bestroute.com, one of the Company’s e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company’s stock rights originally issued as consideration for the bestroute.com acquisition. This agreement canceled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7,273 in cash, of which $6,806 was paid by the end of the prior year’s first quarter.

In the prior year’s first quarter ended April 27, 2001, the Company recorded a loss before income taxes of $2,676 for bestroute.com, including $1,442 in closure costs primarily related to employee severance pay and termination fees on certain agreements. The remaining $1,234 of the loss related to bestroute.com’s loss from operations through the date of its closure.

Note	5. Segment Information

During the first quarter of fiscal 2003, the Company completed the reorganization of its management structure, which started in fiscal 2002 after a new president and chief operating officer had been with the Company for several months and a new strategic direction had been set. In connection with this reorganization, the Company initiated several centralization programs in vendor relations, customer service, and support service areas, which are designed to leverage these functions across the entire Company. The branch operations were then reorganized under the management of three group (“Group”) presidents, as compared to being managed by five Group presidents in the prior fiscal year.

Based on the requirements of FAS 131, Disclosures about Segments of an Enterprise and Related Information, which aligns financial reporting with management structure and responsibility, the Company has combined the operating results of its previous Electrical and Plumbing/HVAC Groups, to create a single Electrical & Plumbing segment, which reports to one Group president. The Company has also combined the Building Materials and Water & Sewer Groups, to create a single Building Materials/Water & Sewer segment, which reports to one Group president. The Industrial Group president was not affected by the changes in management responsibility. These three Groups represent the Company’s reportable segments. This is the basis management uses for making operating decisions and assessing performance, and is on a basis consistent with how business activities are reported internally to management.

The Electrical & Plumbing Group includes the Company’s electrical and electric utility products, plumbing/HVAC products, and its international business. The Industrial Group includes the Company’s industrial pipe, valves, and fittings products. The Building Materials/Water & Sewer Group includes the Company’s building materials products and maintenance supplies, water and sewer products, fire protection products, and concrete products. The “Corporate & Other” category includes corporate level expenses not allocated to the Company’s operating Groups, along with revenues and expenses for bestroute.com in fiscal 2002.

Intersegment sales are excluded from net sales presented for each Group. Income before income taxes includes certain corporate expense allocations for employee benefits, corporate capital charges, data processing expenses, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

In fiscal 2003, in connection with the reorganization of the Company’s operations and re-centralization of certain administrative functions, the Company changed its method of allocating certain costs (e.g. corporate capital charges, certain centralized support service expenses, data processing expenses, interest expense, etc.) to the Groups. As a result of these changes, prior year operating expenses totaling $3,113 have been reclassified from the operating Groups to Corporate in the first quarter of fiscal 2002.

The following table presents net sales and other financial information by Group for the first quarter of fiscal 2003 and 2002, as reclassified for the changes discussed above:

	Electrical & Plumbing(1)	Industrial	Building Materials/Water & Sewer (1)	Corporate & Other	Total
Three Months Ended
Net sales
2003	$375,374	$84,275	$330,355	$—	$790,004
2002	382,793	90,085	302,188	83	775,149
Gross profit
2003	$82,331	$23,085	$75,802	$—	$181,218
2002	82,131	23,014	70,953	(973)	175,125
Depreciation and amortization
2003	$1,477	$215	$1,520	$1,785	$4,997
2002	2,445	707	2,949	1,819	7,920
Provision for doubtful accounts
2003	$2,042	$134	$1,675	$—	$3,851
2002	1,223	91	534	295	2,143
Interest and other income
2003	$770	$13	$1,334	$(73)	$2,044
2002	1,403	10	1,261	544	3,218
Income (loss) before income taxes
2003	$8,468	$7,293	$15,327	$(10,082)	$21,006
2002	5,125	7,143	12,127	(13,518)	10,877

(1)
In addition to the reclassifications discussed above, prior year amounts have also been reclassified to reflect the transfer of branches between the Electrical & Plumbing and Building Materials/Water & Sewer Groups, which resulted from the change in management structure discussed above.

The following table presents the Company’s accounts receivable net of the allowance for doubtful accounts, inventories, and goodwill for each Group at May 3, 2002 and January 25, 2002:

	As of May 3, 2002
	Accounts Receivable	Inventories	Goodwill	Group Assets
Electrical & Plumbing	$188,640	$177,239	$62,139	$428,018
Industrial	40,047	108,495	56,398	204,940
Building Materials/Water & Sewer	203,271	117,582	145,271	466,124

Total	$431,958	$403,316	$263,808	$1,099,082

Cash and cash equivalents				2,973
Deferred income taxes				16,360
Other current assets				28,132
Property and equipment				142,010
Other assets				20,623

Total Assets				$1,309,180

	As of January 25, 2002
	Accounts Receivable	Inventories	Goodwill	Group Assets
Electrical & Plumbing	$168,702	$176,599	$62,139	$407,440
Industrial	42,971	103,663	56,398	203,032
Building Materials/Water & Sewer	176,280	116,179	145,271	437,730

Total	$387,953	$396,441	$263,808	$1,048,202

Cash and cash equivalents				6,817
Deferred income taxes				15,420
Other current assets				56,809
Property and equipment				145,702
Other assets				20,312

Total Assets				$1,293,262

Note	6. Subsequent Event

On June 7, 2002, the Company terminated its loan and master lease agreement (the “lease agreement”) with Atlantic Financial Group, Ltd. as lessor, and SunTrust Bank (“SunTrust”). Concurrently, the Company executed a real estate term credit agreement (the “credit agreement”) with SunTrust, and the outstanding principal balance of approximately $1.7 million under the lease agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25.0 million for the acquisition and development of the Company’s new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads (currently estimated to be 113 basis points) and matures July 31, 2005.

PART I.    FINANCIAL INFORMATION — Continued

HUGHES SUPPLY, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition of the Company as of May 3, 2002 and the results of operations for the three months then ended. This information should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2002.

Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will provide to be correct. Actual results or events may differ significantly from those indicated in such forward-looking statements as a result of various important factors. These factors include, but are not limited to, the strength of the construction market, fluctuating commodity prices and unexpected product shortages, competition, the Company’s reliance on key personnel, general economic conditions, success in integrating acquired business units, the Company’s dependence on credit sales, and other factors that may be described in the Company’s Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. The Company assumes no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Material Changes in Results of Operations

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 will be a 53-week period while fiscal year 2002 was a 52-week period. The three months ended May 3, 2002 and April 27, 2001 contained 14 and 13 weeks, respectively.

Segment Information

During the first quarter of fiscal 2003, the Company completed the reorganization of its management structure, which started in fiscal 2002 after a new president and chief operating officer had been with the Company for several months and a new strategic direction had been set. In connection with this reorganization, the Company initiated several centralization programs in vendor relations, customer service, and support service areas, which are designed to leverage these functions across the entire Company. The branch operations were then reorganized under the management of three group (“Group”) presidents, as compared to being managed by five Group presidents in the prior fiscal year.

Based on the requirements of FAS 131, Disclosures about Segments of an Enterprise and Related Information, which aligns financial reporting with management structure and responsibility, the Company has combined the operating results of its previous Electrical and Plumbing/HVAC Groups, to create a single Electrical & Plumbing segment, which reports to one Group president. The Company has also combined the Building Materials and Water & Sewer Groups, to create a single Building Materials/Water & Sewer segment, which reports to one Group president. The Industrial Group president was not affected by the changes in management responsibility.

These three Groups represent the Company’s reportable segments. This is the basis management uses for making operating decisions and assessing performance, and is on a basis consistent with how business activities are reported internally to management.

The Electrical & Plumbing Group includes the Company’s electrical and electric utility products, plumbing/HVAC products, and its international business. The Industrial Group includes the Company’s industrial pipe, valves, and fittings products. The Building Materials/Water & Sewer Group includes the Company’s building materials products and maintenance supplies, water and sewer products, fire protection products, and concrete products. The “Corporate & Other” category includes corporate level expenses not allocated to the Company’s operating Groups, along with revenues and expenses for bestroute.com in fiscal 2002.

Comparable Branch Sales Methodology

The Company computes and discloses comparable branch sales, which exclude net sales related to (a) acquired and newly-opened branches until operating results are included in the consolidated financial statements for all periods in the current and prior fiscal years, (b) branch combinations and splits unless within the same Group and physical location, and (c) closed and divested branches. All comparable branch sales amounts and percentages presented in this report exclude the impact of the additional week of net sales included in fiscal 2003.

Net Sales

Net sales for the quarter ended May 3, 2002 increased $14.9 million or 1.9% compared to the prior year’s first quarter. This increase was primarily attributable to the additional week included in the first quarter of fiscal 2003, which added approximately $55.0 million of net sales. Comparable branch sales declined $39.8 million or 5.4% largely as a result of a slow-down in the non-residential building and commercial construction sectors, which created pricing pressure on newer projects. Comparable branch sales were also impacted by a decline in industrial sales as certain projects have been postponed. The remaining difference is attributable to a decrease of $25.2 million resulting from the combining and/or closing of branches, partially offset by an increase in net sales of $24.9 million from acquired and newly-opened wholesale branches. The majority of net sales for acquired and newly-opened branches related to the Building Materials/Water & Sewer Group.

Consolidated and comparable branch sales by Group for the first quarter of fiscal 2003 and 2002 were as follows (dollars in thousands):

	Consolidated Net Sales			Comparable Branch Sales
	Three Months Ended			Three Months Ended
	May 3, 2002	April 27, 2001	Percent Variance	May 3, 2002	April 27, 2001	Percent Variance
Electrical & Plumbing	$375,374	$382,793	(1.9)%	$332,757	$351,918	(5.4)%
Industrial	84,275	90,085	(6.4)%	77,553	88,571	(12.4)%
Building Materials/ Water & Sewer	330,355	302,188	9.3%	281,389	291,008	(3.3)%
Corporate & Other	—	83	—	—	—	—

	$790,004	$775,149	1.9%	$691,699	$731,497	(5.4)%

The following sets forth factors impacting comparable branch sales for the Company’s operating Groups:

Electrical & Plumbing

The comparable branch sales decrease of $19.2 million or 5.4% was primarily attributable to an overall weakness in the electrical construction market, particularly in Florida, Georgia, and North Carolina. This Group supplied materials for several large infrastructure projects in fiscal 2002 with no corresponding replacement projects in fiscal 2003. Net sales were also unfavorably impacted by aggressive price competition from a new competitor in the Florida market.

Industrial

The comparable branch sales decrease of $11.0 million or 12.4% was primarily due to the postponement and cancellation of certain power generation, gas utility, and petro-chemical plant construction and rehabilitation projects in late fiscal 2002 and early fiscal 2003. The Houston, Texas market was the most adversely impacted by these postponements and cancellations. The Company anticipates that net sales in the near term may continue to be unfavorably impacted as a result of these project postponements. The comparable branch sales decline was partially offset by increasing prices for certain commodity-based products, including stainless steel and nickel alloys. Nickel pricing has increased approximately 11% compared to the prior year’s first quarter. In addition, unit volume began strengthening late in the first quarter of fiscal 2003.

Building Materials/Water & Sewer

The comparable branch sales decrease of $9.6 million or 3.3% was primarily due to a slow-down in the non-residential building and commercial construction sectors, especially in the Georgia market. In addition, this Group supplied materials for several large municipality projects in fiscal 2002 with no corresponding replacement in fiscal 2003. Certain geographic areas, including Arizona and Texas, have been negatively impacted by a slowdown in housing starts and a general downturn in the economy. Net sales were also unfavorably impacted by the decline in commodity prices for certain PVC products.

Gross Profit and Gross Margin

Gross profit and gross margin by Group for the first quarter of fiscal 2003 and 2002 were as follows (dollars in thousands):

	Gross Profit			Gross Margin
	Three Months Ended			Three Months Ended
	May 3, 2002	April 27, 2001	Percent Variance	May 3, 2002	April 27, 2001	Basis Point Variance
Electrical & Plumbing	$82,331	$82,131	0.2%	21.9%	21.5%	40
Industrial	23,085	23,014	0.3%	27.4%	25.5%	190
Building Materials/
Water & Sewer	75,802	70,953	6.8%	22.9%	23.5%	(60)
Corporate & Other	—	(973)	—	—	—	—

	$181,218	$175,125	3.5%	22.9%	22.6%	30

Electrical & Plumbing

The 40 basis points improvement in gross margin was largely the result of the closure of certain under-performing branches in fiscal 2002 coupled with the favorable impact of the Company’s margin improvement programs initiated during fiscal 2002. During the third and fourth quarters of fiscal 2002, the Company closed approximately 20 branches in the Electrical & Plumbing Group because they did not strategically fit into the Company’s core businesses and/or they did not perform to expectations. These branches generally yielded lower gross margins in relation to the other branches.

Industrial

The 190 basis points improvement in gross margin was due to increased prices for certain commodity-based products, including stainless steel and nickel alloys. However, the improvement was minimized by flat demand for certain stainless steel industrial products. The Industrial Group’s gross margins have benefited from favorable nickel pricing, which resulted from prior year’s buying programs. Accordingly, gross margins are expected to increase slowly in fiscal 2003 as the inventories purchased prior to recent price increases are depleted.

Building Materials/Water & Sewer

The 60 basis points decrease in gross margin was primarily attributable to a change in sales mix that resulted from increased large direct shipment orders, which typically generate lower gross margins, and increased pricing of certain PVC products. The Company believes that gross margins for this Group will remain flat to slightly up as the pricing pressure on PVC products has eased.

Operating Expenses

Operating expenses for the first quarter of fiscal 2003 and 2002 were as follows (dollars in thousands):

	Operating Expenses				% of Net Sales
	Three Months Ended				Three Months Ended
	May 3, 2002	April 27, 2001	Dollar Variance	Percent Variance	May 3, 2002	April 27, 2001
Personnel expenses	$98,791	$100,105	$(1,314)	(1.3)%	12.5%	12.9%
Other selling, general and administrative expenses	46,633	47,571	(938)	(2.0)%	5.9%	6.1%
Depreciation and amortization	4,997	7,920	(2,923)	(36.9)%	0.6%	1.0%
Provision for doubtful accounts	3,851	2,143	1,708	79.7%	0.5%	0.3%

	$154,272	$157,739	$(3,467)	2.2%	19.5%	20.3%

As a percentage of net sales, personnel expenses decreased to 12.5% in the first quarter of fiscal 2003 from 12.9% in the prior year’s first quarter. The additional week added approximately $7.2 million of personnel expenses for the first quarter of fiscal 2003. Had the additional week been excluded from operating results, personnel expenses in the first quarter would have been approximately $91.6 million, a $8.5 million or 8.5% decrease from the prior year’s first quarter. Overall, the Company’s work force has decreased from approximately 7,700 employees as of April 27, 2001 to 7,100 employees as of May 3, 2002. This decrease was primarily the result of the elimination of various management and staff positions to bring headcount more in line with current economic conditions and to streamline the Company’s operations. The reduction in workforce also resulted from the closure of approximately 40 branches in the third and fourth quarters of fiscal 2002, partially offset by increases resulting from acquired and newly-opened wholesale branches. Severance expense totaled $0.2 million and $2.0 million in the first quarter of fiscal 2003 and 2002, respectively. Approximately $1.5 million of severance expense in the first quarter of fiscal 2002 related to the Company’s separation agreement with its former president.

Other selling, general and administrative expenses as a percentage of net sales decreased to 5.9% in the first quarter of fiscal 2003 from 6.1% in the prior year’s first quarter. The additional week added approximately $1.2 million of other selling, general and administrative expenses for the first quarter of fiscal 2003. Had the additional week been excluded from operating results, other selling, general and administrative expenses in the first quarter would have been approximately $45.4 million, a $2.2 million or 4.6% decrease from the prior year’s first quarter. This decrease was primarily attributable to reductions in discretionary type expenses, including overtime, contract labor, travel, entertainment, and meals expense as a result of the cost reduction programs initiated in fiscal 2002. In addition, other selling, general and administrative expenses were further impacted by branch closures during fiscal 2002, including bestroute.com, which had closure costs and operating expenses of $1.8 million in the prior year’s first quarter. These decreases were partially offset by increases resulting from acquired and newly-opened wholesale branches.

Depreciation and amortization decreased $2.9 million or 36.9% in the first quarter of fiscal 2003 compared to the prior year’s first quarter. Approximately $2.2 million of the decrease related to the amortization of goodwill, which was eliminated under Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets. The remaining decrease of $0.7 million was primarily due to reduced capital spending in fiscal 2003 along with the elimination of depreciation expense related to the Company’s forklift fleet and trailers. Certain of these assets were sold and subsequently leased back by the Company in August 2001.

As a percentage of net sales, the provision for doubtful accounts increased to 0.5% in the first quarter of fiscal 2003 from 0.3% in the prior year’s first quarter. The overall increase was due to the write-off of certain receivables totaling $0.9 million associated with the Company’s international business combined with an acceleration of bankruptcies, which typically occur during an economic slowdown.

The Company will continue to evaluate operations and balance its cost structure with current economic conditions.

Non-Operating Income

Interest and other income totaled $2.0 million and $3.2 million in the first quarter of fiscal 2003 and 2002, respectively. The decrease of $1.2 million was primarily due to non-recurring interest income of $0.5 million in fiscal 2002 due to the full collection of the $25.0 million short-term note receivable received in connection with the Company’s sale of its pool and spa business combined with reduced finance charge income and foreign exchange gains.

Interest Expense

Interest expense totaled $8.0 million and $9.7 million in the first quarter of fiscal 2003 and 2002, respectively. The decrease in fiscal 2003 was primarily due to a reduction of outstanding debt in fiscal 2003. Total debt decreased $52.1 million or 12.3% from $422.8 million as of January 25, 2002 to $370.7 million as of May 3, 2002. Borrowing levels were reduced in fiscal 2003 largely as a result of working capital improvements.

Net Income

Net income totaled $12.4 million and $6.4 million in the first quarter of fiscal 2003 and 2002, respectively. Diluted earnings per share were $0.52 and $0.27 in the first quarter of fiscal 2003 and 2002, respectively. The factors impacting net income and diluted earnings per share have been enumerated above.

Liquidity and Capital Resources

The following sets forth certain measures of the Company’s liquidity (in thousands):

	Three Months Ended
	May 3, 2002	April 27, 2001
Net cash provided by operating activities	$49,583	$36,846
Net cash used in investing activities	(1,140)	(12,272)
Net cash used in financing activities	(52,287)	(32,965)

	May 3, 2002	January 25, 2002
Working capital	$552,849	$588,275
Current ratio	2.7 to 1	3.1 to 1
Long-term debt-to-capital	36.5%	40.4%

The working capital decrease of $35.4 million was driven by lower levels of cash and other current assets combined with higher accounts payable, accrued interest, and accrued taxes. These changes were partially offset by increases in accounts receivable and inventories along with a decrease in accrued compensation and benefits as a result of the timing of payments. Other current assets decreased primarily due to collections of income tax receivables and vendor rebate receivables in the first quarter of fiscal 2003. The higher accounts payable and accounts receivable reflect the timing of payments and represent a normal trend for the first quarter. Accrued interest and accrued taxes decreased as a result of the timing of payments.

Operating Activities

For the first quarter of fiscal 2003 and 2002, cash flows provided by operating activities totaled $49.6 million and $36.8 million, respectively. Operating cash flow increased in the first quarter of fiscal 2003 primarily as a result of the increase in net income, an increase in accounts payable and other current liabilities, coupled with a decrease in other current assets. Partially offsetting these changes was the addition of $47.9 million of gross accounts receivable and $6.9 million of inventories in the first three months of fiscal 2003 compared with an increase of $17.6 million of gross accounts receivable and a decrease of $17.8 million of inventories in the comparable period in fiscal 2002.

Investing Activities

The Company’s expenditures for property and equipment totaled $2.4 million and $5.7 million in the first quarter of fiscal 2003 and 2002, respectively. Of the total $2.4 million of capital expenditures, approximately $1.0 million related to the new “Hughes Unified” operating system currently being implemented by the Company. The overall decrease in capital expenditures reflects the Company’s continued efforts to monitor capital spending. Capital expenditures are expected to be approximately $17.2 million in fiscal 2003, of which approximately $7.6 million relates to the new “Hughes Unified” operating system. This excludes amounts for any business acquisitions, the Company’s new corporate headquarters facility in Orlando, Florida, and a new warehouse in Miami, Florida.

Proceeds from the sale of property and equipment totaled $1.3 million and $0.2 million in the first quarter of fiscal 2003 and 2002, respectively. The increase was due to sales of certain land and building assets resulting from the closures and consolidation of branches.

On March 2, 2001, in connection with the closure of bestroute.com, one of the Company’s e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company’s stock rights originally issued as consideration for the bestroute.com acquisition. This agreement canceled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7.3 million in cash, of which $6.8 million was paid by the end of the prior year’s first quarter.

Financing Activities

Total debt was $370.7 million and $422.8 million as of May 3, 2002 and January 25, 2002, respectively, a decrease of $52.1 million or 12.3%. Net payments on the Company’s revolving credit agreement totaled $52.8 million and $28.6 million in the first quarter of fiscal 2003 and 2002, respectively.

On June 7, 2002, the Company terminated its loan and master lease agreement (the “lease agreement”) with Atlantic Financial Group, Ltd. as lessor, and SunTrust Bank (“SunTrust”). Concurrently, the Company executed a real estate term credit agreement (the “credit agreement”) with SunTrust, and the outstanding principal balance of approximately $1.7 million under the lease agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25.0 million for the acquisition and development of the Company’s new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads (currently estimated to be 113 basis points) and matures July 31, 2005.

Dividend payments totaled $2.0 million during the first quarter of fiscal 2003 and 2002.

As of May 3, 2002, the Company had approximately $3.0 million of cash and $321.3 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of stock.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“FAS”) 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, were issued in June 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under FAS 142, goodwill is no longer amortized but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy previously followed by the Company.

Within the operating segments, the Company identified reporting units as defined in FAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of fiscal 2003 based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of FAS 142, the Company concluded that there was no impairment of goodwill related to any of the Company’s reporting units.

Prior to the adoption of FAS 142, the Company amortized goodwill over estimated useful lives ranging from 15 to 40 years. Amortization of goodwill totaled approximately $2.2 million for the three months ended April 27, 2001. The basic and diluted earnings per share impact of goodwill amortization in the first quarter of fiscal 2002 were $0.06 per share and $0.05 per share, respectively. Had the Company accounted for goodwill consistent with the provisions of FAS 142 in prior periods, the Company's net income, basic earnings per share, and diluted earnings per share in the first quarter of fiscal 2002 would have been $7.7 million, $0.33 per share, and $0.33 per share, respectively.

FAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143, which is effective for the Company beginning in fiscal 2004, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of FAS 143 in fiscal 2004 to have a material impact on its consolidated financial statements.

FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This standard establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and Accounting Principles Board (“APB”) Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under FAS 144, goodwill is no longer allocated to long-lived assets, and, therefore, no longer subjected to testing for impairment as part of those assets, but tested separately as prescribed by FAS 142. In addition, FAS 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company adopted FAS 144 as of January 26, 2002. The adoption had no impact on the Company’s financial condition or results of operations.

FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This newly issued standard rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. FAS 145 also amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, FAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. For the provisions related to the rescission of FAS 4, FAS 145 is effective for the Company beginning in fiscal 2004. The remaining provisions of FAS 145 are effective for the Company in fiscal 2003. The Company does not expect the adoption of FAS 145 to have a material impact on its consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on outstanding variable-rate debt and from changes in the prices of certain of its products that result from commodity price fluctuations.

Interest Rate Risk

At May 3, 2002, the Company had approximately $7.2 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their May 3, 2002 levels, the market risk with respect to the Company’s variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a balance between fixed and variable rate debt and by entering into interest rate swaps.

Commodity Price Risk

The Company is affected by price fluctuations in stainless steel, nickel alloy, copper, aluminum, plastic, lumber, and other commodities. Such commodity price fluctuations have from time to time created cyclicality in the financial performance of the Company and could continue to do so in the future. The Company seeks to minimize the effects of commodity price fluctuations through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

PART II.    OTHER INFORMATION

HUGHES SUPPLY, INC.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.3	Real Estate Term Credit Agreement, dated as of May 31, 2002, by and among Hughes Supply Shared Services, Inc. as borrower, Hughes Supply, Inc. as parent, and SunTrust Bank as lender.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended May 3, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date: June 13, 2002	By:	/s/ DAVID H. HUGHES
David H. Hughes, Chairman of the Board and Chief Executive Officer

Date: June 13, 2002	By:	/s/ J. STEPHEN ZEPF
J. Stephen Zepf, Chief Financial Officer and Chief Accounting Officer