Form 10-K/A
period 2002-01-25
HUGHES SUPPLY INC
filed 2002-08-28
CIK 49029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

================================================================================

                                EXPLANATORY NOTE


The information incorporated in Part III of our Annual Report on Form 10-K for the fiscal year ended January 25, 2002 by reference to our Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, contained a typographical error. This amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 25, 2002 is being filed solely for the purpose of correcting the typographical error. Under the caption "Certain Transactions With Management" in our Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, we stated that under leases in effect during the fiscal year ended January 25, 2002, we made rental payments to Hughes, Inc. aggregating $388,002. The correct amount of our payments for such period was $1,388,002. The correct amount was accurately represented in our consolidated financial statements and the notes thereto contained elsewhere in such Form 10-K and neither the typographical error nor this amendment will affect such consolidated financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HUGHES SUPPLY, INC.


                                          By:   /S/ DAVID H.HUGHES
                                                -------------------
                                                David H. Hughes, Chairman and
                                                Chief Executive Officer

     Date:  August 28, 2002