Form 10-Q
period 2002-08-02
HUGHES SUPPLY INC
filed 2002-09-13
CIK 49029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2002

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

Yes ☒             No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of September 10, 2002
$1 Par Value	23,871,764

HUGHES SUPPLY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HUGHES SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	August 2, 2002 (unaudited)	January 25, 2002
Assets
Current Assets:
Cash and cash equivalents	$3,295	$6,817
Accounts receivable, less allowance for doubtful accounts of $11,462 and $8,388	456,397	387,953
Inventories	417,696	396,441
Deferred income taxes	15,061	15,420
Other current assets	32,772	56,809

Total current assets	925,221	863,440

Property and Equipment	144,786	145,702
Goodwill	263,808	263,808
Other Assets	20,301	20,312

	$1,354,116	$1,293,262

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$21,311	$19,175
Accounts payable	248,600	188,447
Accrued compensation and benefits	33,710	32,790
Other current liabilities	40,692	34,753

Total current liabilities	344,313	275,165

Long-Term Debt	356,626	403,671
Deferred Income Taxes	19,260	13,872
Other Noncurrent Liabilities	6,248	6,081

Total liabilities	726,447	698,789

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 23,941,764 and 23,774,600 shares issued	23,942	23,775
Capital in excess of par value	222,417	217,609
Retained earnings	393,958	367,726
Treasury stock, none and 24,251 shares, at cost	—	(531)
Unearned compensation related to outstanding restricted stock	(12,648)	(14,106)

Total shareholders’ equity	627,669	594,473

	$1,354,116	$1,293,262

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Net Sales	$774,651	$806,317	$1,564,655	$1,581,466
Cost of Sales	593,968	625,358	1,202,754	1,225,382

Gross Profit	180,683	180,959	361,901	356,084

Operating Expenses:
Selling, general and administrative	138,612	139,241	284,036	286,917
Depreciation and amortization	4,789	7,989	9,786	15,909
Provision for doubtful accounts	1,895	2,605	5,746	4,748

Total operating expenses	145,296	149,835	299,568	307,574

Operating Income	35,387	31,124	62,333	48,510

Non-Operating Income (Expenses):
Interest and other income	3,465	3,277	5,509	6,495
Interest expense	(7,418)	(9,543)	(15,402)	(19,270)

	(3,953)	(6,266)	(9,893)	(12,775)

Income Before Income Taxes	31,434	24,858	52,440	35,735
Income Taxes	12,888	10,191	21,500	14,651

Net Income	$18,546	$14,667	$30,940	$21,084

Earnings Per Share:
Basic	$0.80	$0.63	$1.33	$0.91

Diluted	$0.78	$0.63	$1.30	$0.90

Average Shares Outstanding:
Basic	23,283	23,170	23,219	23,233

Diluted	23,781	23,270	23,715	23,431

Dividends Per Share	$0.085	$0.085	$0.17	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	August 2, 2002	July 27, 2001
Cash Flows from Operating Activities:
Net income	$30,940	$21,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,786	15,909
Provision for doubtful accounts	5,746	4,748
Deferred income taxes	5,747	6,487
Tax benefit from stock option exercises	1,203	—
Other	844	(695)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(74,190)	(18,644)
Inventories	(21,255)	18,816
Other current assets	23,896	3,995
Other assets	48	(3,550)
Accounts payable	60,153	(1,586)
Accrued compensation and benefits	920	(3,773)
Other current liabilities	6,090	10,033
Other noncurrent liabilities	167	425

Net cash provided by operating activities	50,095	53,249

Cash Flows from Investing Activities:
Capital expenditures	(8,369)	(8,286)
Proceeds from sale of property and equipment	3,498	2,368
Business acquisitions, net of cash	—	(32,715)
Purchase of bestroute.com stock rights	—	(7,273)
Proceeds from sale of pool and spa business	—	16,000

Net cash used in investing activities	(4,871)	(29,906)

Cash Flows from Financing Activities:
Net payments under short-term debt arrangements	(41,660)	(8,369)
Principal payments on other debt	(6,654)	(12,578)
Purchase of treasury shares	—	(3,728)
Proceeds from stock option exercises	3,933	471
Dividends paid	(4,048)	(4,002)
Other	(317)	(281)

Net cash used in financing activities	(48,746)	(28,487)

Net Decrease in Cash and Cash Equivalents	(3,522)	(5,144)
Cash and Cash Equivalents:
Beginning of period	6,817	22,449

End of period	$3,295	$17,305

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data)

Note 1.	Basis of Presentation

In the opinion of Hughes Supply, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of August 2, 2002, the results of operations for the three and six months ended August 2, 2002 and July 27, 2001, and cash flows for the six months then ended. The results of operations for the three and six months ended August 2, 2002 are not necessarily indicative of the trends or results that may be expected for the full year.

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

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 will be a 53-week period while fiscal year 2002 was a 52-week period. The six months ended August 2, 2002 and July 27, 2001 contained 27 and 26 weeks, respectively, while the second quarter of both fiscal periods each contained 13 weeks.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no net impact on previously reported results of operations.

Revenue Recognition

The Company ships products to its customers predominantly by its internal fleet and to a lesser extent by third party carriers. The Company recognizes revenues from product sales when title to the products is passed to the customer, which occurs at the point of destination for products shipped by the Company’s internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“FAS”) 143, Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143, which is effective for the Company beginning in fiscal 2004, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of FAS 143 in fiscal 2004 to have a material impact on its consolidated financial statements.

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

FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under the previous guidance of Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), certain exit costs were recorded upon management’s commitment to an exit plan. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company will adopt FAS 146 effective January 1, 2003 and does not expect the adoption to have a material impact on its consolidated financial statements.

Note 2.	Goodwill

FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, were issued in June 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under FAS 142, goodwill is no longer amortized but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy previously followed by the Company.

Within the operating segments, the Company identified five reporting units as defined in FAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of fiscal 2003 based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of FAS 142, the Company concluded that there was no impairment of goodwill related to any of the Company’s five reporting units.

Prior to the adoption of FAS 142, the Company amortized goodwill over estimated useful lives ranging from 15 to 40 years. Amortization of goodwill totaled $2,209 and $4,362 for the three and six months ended July 27, 2001, respectively. Had the Company accounted for goodwill consistent with the provisions of FAS 142 in prior periods, the Company’s net income, basic earnings per share, and diluted earnings per share would have been affected as follows:

	Three Months Ended		Six Months Ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Net income, as reported	$18,546	$14,667	$30,940	$21,084
Add: goodwill amortization, net of tax	—	1,303	—	2,574

Proforma net income	$18,546	$15,970	$30,940	$23,658

Basic earnings per share, as reported	$0.80	$0.63	$1.33	$0.91
Add: goodwill amortization, net of tax	—	0.06	—	0.11

Proforma basic earnings per share	$0.80	$0.69	$1.33	$1.02

Diluted earnings per share, as reported	$0.78	$0.63	$1.30	$0.90
Add: goodwill amortization, net of tax	—	0.06	—	0.11

Proforma diluted earnings per share	$0.78	$0.69	$1.30	$1.01

Note 3.	Long-Term Debt

Long-term debt consists of the following:

	August 2, 2002	January 25, 2002
8.27% senior notes, due 2003	$19,000	$19,000
8.27% senior notes, due 2005	22,400	22,400
8.42% senior notes, due 2007	103,000	103,000
7.96% senior notes, due 2011	84,000	88,666
7.14% senior notes, due 2012	38,095	40,000
7.19% senior notes, due 2012	40,000	40,000
6.74% senior notes, due 2013	50,000	50,000
Unsecured bank notes under $275,000 revolving credit agreement, payable January 25, 2004 (interest rate of 2.5% at August 2, 2002)	11,113	16,142
Commercial paper	—	36,409
Other notes payable (varying interest rates of 3.0% to 9.8% at August 2, 2002 with due dates between 2002 to 2016)	10,329	7,229

	377,937	422,846
Less current portion	(21,311)	(19,175)

	$356,626	$403,671

On July 31, 2002, the Company’s line of credit agreement with maximum borrowing capacity of $36,250 matured and was not renewed by the Company.

The Company has two short-term lines of credit with borrowing capacities of $10,000 and $15,000, respectively. On July 25, 2002, both line of credit agreements were amended to extend the maturity dates to June 30, 2003. Concurrently with this amendment, the funds under the $15,000 line of credit agreement were appropriated to an operating lease agreement. Under the terms of the lease agreement, the Company leases certain equipment, including vehicles, forklifts, and trailers from various companies with funds provided by the $15,000 line of credit. Monthly payments are made to the bank in accordance with the terms of each specific equipment lease. Availability at August 2, 2002 under the lease agreement totaled $1,920. There were no amounts outstanding at August 2, 2002 under the $10,000 line of credit agreement.

On June 7, 2002, the Company terminated its loan and master lease agreement (the “lease agreement”) with Atlantic Financial Group, Ltd. as lessor, and SunTrust Bank (“SunTrust”). Concurrently, the Company executed a new real estate term credit agreement (the “credit agreement”) with SunTrust, and the outstanding principal balance of $1,694 under the lease agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25,000 for the acquisition and development of the Company’s new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads (currently estimated to be 102.5 basis points) and matures July 31, 2005. At August 2, 2002, the total outstanding borrowings and related assets of $4,422 under the credit agreement are recorded in long-term debt and construction in progress.

Note 4.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the additional dilutive effect of the Company’s potential common shares, which includes certain employee and director stock options, unvested shares of restricted stock, and stock rights issued in connection with the bestroute.com acquisition in fiscal 2001. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the computation of diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Basic weighted-average number of shares outstanding	23,283,249	23,169,583	23,218,642	23,233,153
Incremental shares resulting from:
Stock options	188,814	73,246	194,190	44,571
Restricted stock	309,050	26,803	302,130	18,408
Stock rights issued in connection with bestroute.com acquisition	—	—	—	135,100

Diluted weighted-average number of shares outstanding	23,781,113	23,269,632	23,714,962	23,431,232

All stock options and restricted stock outstanding as of August 2, 2002 were dilutive and, therefore, included in the computation of diluted earnings per share for the three and six months ended August 2, 2002. Stock options and restricted stock totaling 462,573 and 670,849 at an average exercise price of $29.85 and $26.66, respectively, were not included in the computation of diluted earnings per share for the three and six months ended July 27, 2001, respectively, because their effect would have been anti-dilutive.

Note 5.	Bestroute.com

On March 2, 2001, in connection with the closure of bestroute.com, one of the Company’s e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company’s stock rights originally issued as consideration for the bestroute.com acquisition. This agreement canceled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7,273 in cash, all of which was paid by the end of the prior year’s second quarter.

In the first six months ended July 27, 2001, the Company recorded a loss before income taxes of $2,776 for bestroute.com, including $1,542 in closure costs primarily related to employee severance pay and termination fees on certain agreements. The remaining $1,234 of the loss related to bestroute.com’s loss from operations through the date of its closure.

Note 6.	Branch Closures and Consolidations Activities

In the normal course of business, the Company’s management continually evaluates the operations and performance of its individual branches and identifies branches for closure or consolidation with other branches. Prior to January 25, 2002, the Company’s management approved a plan to close and consolidate 43 branches, including bestroute.com as discussed in Note 5 above, because these branches did not strategically fit into the Company’s core businesses and/or they did not perform to expectations. During the first six months of fiscal 2003, the Company announced the closure of an additional three branches along with its distribution center in Georgia. The following is a summary of the expenses associated with the Company’s closure activities:

	Three Months Ended		Six Months Ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Cost of sales	$—	$132	$131	$147

Severance expenses	$5	$16	$28	$417
Lease expenses	215	—	215	204
Professional expense (contractual obligation)	—	—	—	650
Other (vehicle rent, property taxes, telephone, etc.)	—	1	32	301

Selling, general and administrative	$220	$17	$275	$1,572

Non-operating expenses	$25	$251	$38	$252

During the year ended January 25, 2002, the Company recorded closure costs of $5,969, including cost of sales of $1,647, selling, general and administrative expenses of $3,664 and non-operating expenses of $658. Included in selling, general and administrative expenses were severance expense of $519, lease expense of $1,610, professional expense of $650, and other expenses of $885.

The cost of sales amounts represented an inventory write-down of products that will no longer be saleable following the closure of the branches. Severance expenses include charges associated with payments owed to employees who have been or will be involuntarily terminated in connection with the Company’s branch closures. All terminations are expected to occur prior to January 31, 2003. The Company has accrued the estimated lease obligation from the planned closure date through the end of the contractual lease term, net of any estimated sublease income. Other costs accrued for branches identified for closure were based on amounts due under agreements and/or based on estimates to terminate such agreements. Non-operating expenses primarily related to write-downs of assets for which the Company projects the undiscounted cash flows to be less than the carrying amount of the related investment.

The following is a summary of the accruals for continuing liabilities associated with the Company’s closure activities:

Balance at January 25, 2002	$3,102
Expense	313
Less payments:
Severance	(87)
Lease	(463)
Other branch closure costs	(394)
Less non-cash asset write-downs	(167)

Balance at August 2, 2002	$2,304

Note 7.	Supplemental Cash Flows Information

Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows:

	Six Months Ended
	August 2, 2002	July 27, 2001
Income taxes paid	$10,580	$710
Interest paid	14,806	18,403
Property acquired with debt	3,405	—

During the first six months of fiscal 2003 and 2002, the Company awarded certain key employees 10,000 and 165,000 restricted shares of the Company’s common stock, respectively, in accordance with the 1997 Executive Stock Plan.

The Company did not complete any business acquisitions during the first six months of fiscal 2003. For the first six months of fiscal 2002, the net assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting are summarized below:

July 27, 2001
Accounts receivable	$13,636
Inventories	9,458
Property and equipment	961
Goodwill	24,827
Other assets	195

Assets acquired	49,077

Accounts payable and accrued liabilities	(8,458)
Long-term debt	(7,904)

Liabilities assumed	(16,362)

Purchase price	$32,715

There was no stock consideration issued in connection with business acquisitions during fiscal 2002.

Note 8.	Related Party Transaction

During the second quarter of fiscal 2003, the Company’s board of directors approved a donation in the amount of $800,000 to Hughes Supply, Inc. Foundation (“HSF”), a not-for-profit corporation charitable organization. The board of directors of HSF is comprised of certain executives of the Company, including the chairman and chief executive officer, the president and chief operating officer, and the chief financial officer.

Note 9.	Capital Stock

On March 15, 1999, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. No shares were repurchased during the first six months of fiscal 2003. From August 3, 2002 to September 10, 2002, the Company repurchased 72,000 shares at an average price of $28.50 per share. Including the shares repurchased subsequent to August 2, 2002, the Company repurchased a total of 1,387,800 shares at an average price of $22.21 per share since March 15, 1999.

During the first six months of fiscal 2003, 24,251 shares of treasury stock were issued under stock option plans.

Note 10.	Segment Information

During the first quarter of fiscal 2003, the Company completed the reorganization of its management structure, which started in fiscal 2002 after a new president and chief operating officer had been with the Company for several months and a new strategic direction set. In connection with this reorganization, the Company initiated centralization programs in vendor relations, customer service, and support service areas, which are designed to leverage these functions across the entire Company. The branch operations were then reorganized under the management of three group (“Group”) presidents, as compared to being managed by five Group presidents in the prior fiscal year.

Based on the requirements of FAS 131, Disclosures about Segments of an Enterprise and Related Information, which aligns financial reporting with management structure and responsibility, the Company combined the operating results of its previous Electrical and Plumbing/HVAC Groups, to create a single Electrical & Plumbing segment, which reports to one Group president. The Company also combined the Building Materials and Water & Sewer Groups, to create a single Building Materials/Water & Sewer segment, which reports to one Group president. The Industrial Group president was not affected by the changes in management responsibility. These three Groups represent the Company’s reportable segments. This is the basis management uses for making operating decisions and assessing performance, and is on a basis consistent with how business activities are reported internally to management and the board of directors.

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

In fiscal 2003, in connection with the reorganization of the Company’s operations and re-centralization of certain administrative functions, the Company changed its method of allocating certain costs (e.g. corporate capital charges, certain centralized support service expenses, data processing expenses, interest expense, etc.) to the Groups. As a result of these changes, prior year operating expenses totaling $647 and $1,626 for the three and six months ended July 27, 2001, respectively, have been reclassified from the operating Groups to Corporate.

The following tables present net sales and other financial information by Group for the second quarter and first six months of fiscal 2003 and 2002, as reclassified for the changes discussed above:

	Electrical & Plumbing (1)	Industrial	Building Materials/Water & Sewer (1)	Corporate & Other	Total
Three Months Ended

Net sales
2003	$354,223	$77,062	$343,366	$—	$774,651
2002	386,945	81,305	338,067	—	806,317

Gross profit
2003	$79,875	$20,691	$80,117	$—	$180,683
2002	85,055	20,415	75,489	—	180,959

Depreciation and amortization
2003	$1,368	$191	$1,448	$1,782	$4,789
2002	2,475	691	3,005	1,818	7,989

Provision for doubtful accounts
2003	$536	$187	$1,172	$—	$1,895
2002	1,298	289	1,056	(38)	2,605

Interest and other income
2003	$1,561	$(11)	$1,705	$210	$3,465
2002	995	22	1,334	926	3,277

Income (loss) before income taxes
2003	$12,534	$5,831	$21,650	$(8,581)	$31,434
2002	11,614	4,859	16,011	(7,626)	24,858

	Electrical & Plumbing (1)	Industrial	Building Materials/Water & Sewer (1)	Corporate & Other	Total
Six Months Ended

Net sales
2003	$729,597	$161,337	$673,721	$—	$1,564,655
2002	769,738	171,390	640,255	83	1,581,466

Gross profit
2003	$162,206	$43,776	$155,919	$—	$361,901
2002	167,186	43,429	146,442	(973)	356,084

Depreciation and amortization
2003	$2,845	$406	$2,968	$3,567	$9,786
2002	4,920	1,398	5,954	3,637	15,909

Provision for doubtful accounts
2003	$2,578	$321	$2,847	$—	$5,746
2002	2,521	380	1,590	257	4,748

Interest and other income
2003	$2,331	$2	$3,039	$137	$5,509
2002	2,398	32	2,595	1,470	6,495

Income (loss) before income taxes
2003	$21,002	$13,124	$36,977	$(18,663)	$52,440
2002	16,739	12,002	28,138	(21,144)	35,735

(1)
In addition to the reclassifications discussed above, prior year amounts have also been reclassified to reflect the transfer of branches between the Electrical & Plumbing and Building Materials/Water & Sewer Groups, which resulted from the change in management structure discussed above.

The following table presents the Company’s accounts receivable net of the allowance for doubtful accounts, inventories, and goodwill for each Group at August 2, 2002 and January 25, 2002:

	As of August 2, 2002
	Accounts Receivable	Inventories	Goodwill	Group Assets
Electrical & Plumbing	$189,772	$179,709	$62,139	$431,620
Industrial	38,672	111,892	56,398	206,962
Building Materials/Water & Sewer	227,953	126,095	145,271	499,319

Total	$456,397	$417,696	$263,808	1,137,901

Cash and cash equivalents				3,295
Deferred income taxes				15,061
Other current assets				32,772
Property and equipment				144,786
Other assets				20,301

Total Assets				$1,354,116

	As of January 25, 2002
	Accounts Receivable	Inventories	Goodwill	Group Assets
Electrical & Plumbing	$168,702	$176,599	$62,139	$407,440
Industrial	42,971	103,663	56,398	203,032
Building Materials/Water & Sewer	176,280	116,179	145,271	437,730

Total	$387,953	$396,441	$263,808	1,048,202

Cash and cash equivalents				6,817
Deferred income taxes				15,420
Other current assets				56,809
Property and equipment				145,702
Other assets				20,312

Total Assets				$1,293,262

Note 11.	Subsequent Event

Effective August 9, 2002, the Company acquired one hundred percent of Utiliserve Holdings, Inc. and subsidiaries (“Utiliserve”), a wholesale distributor of electrical transmission and distribution products and services to the U.S. electric utility industry. The purchase price was approximately $90,000, subject to working capital adjustments.

PART I.    FINANCIAL INFORMATION — Continued

HUGHES SUPPLY, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition of the Company as of August 2, 2002 and the results of operations for the three and six months then ended. This information should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2002.

Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will provide to be correct. Actual results or events may differ significantly from those indicated in such forward-looking statements as a result of various important factors. These factors include, but are not limited to, the strength of the construction market, fluctuating commodity prices, unexpected product shortages, competition, the Company’s reliance on key personnel, general economic conditions, success in integrating acquired business units, the Company’s dependence on credit sales, and other factors that may be described in the Company’s Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. The Company assumes no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Material Changes in Results of Operations

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 will be a 53-week period while fiscal year 2002 was a 52-week period. The six months ended August 2, 2002 and July 27, 2001 contained 27 and 26 weeks, respectively, while the second quarter of both fiscal periods each contained 13 weeks.

Segment Information

During the first quarter of fiscal 2003, the Company completed the reorganization of its management structure, which started in fiscal 2002 after a new president and chief operating officer had been with the Company for several months and a new strategic direction set. In connection with this reorganization, the Company initiated centralization programs in vendor relations, customer service, and support service areas, which are designed to leverage these functions across the entire Company. The branch operations were then reorganized under the management of three group (“Group”) presidents, as compared to being managed by five Group presidents in the prior fiscal year.

Based on the requirements of Statement of Financial Accounting Standards (“FAS”) 131, Disclosures about Segments of an Enterprise and Related Information, which aligns financial reporting with management structure and responsibility, the Company combined the operating results of its previous Electrical and Plumbing/HVAC Groups, to create a single Electrical & Plumbing segment, which reports to one Group president. The Company also combined the Building Materials and Water & Sewer Groups, to create a single Building Materials/Water &

Sewer segment, which reports to one Group president. The Industrial Group president was not affected by the changes in management responsibility. These three Groups represent the Company’s reportable segments. This is the basis management uses for making operating decisions and assessing performance, and is on a basis consistent with how business activities are reported internally to management and the board of directors.

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

Comparable Branch Sales Methodology

The Company computes and discloses comparable branch sales, which exclude net sales related to (a) acquired and newly-opened branches until operating results are included in the consolidated financial statements for all periods in the current and prior fiscal years, (b) branch combinations and splits unless within the same Group and physical location, and (c) closed and divested branches. All comparable branch sales amounts and percentages presented in this report exclude the impact of the additional week of net sales included in the first quarter of fiscal 2003.

Net Sales

Net sales for the quarter ended August 2, 2002 decreased $31.7 million or 3.9% compared to the prior year’s second quarter. Comparable branch sales declined $19.8 million or 2.6% largely as a result of a slow-down in the non-residential building and commercial construction sectors, including office buildings, hotels and motels, and other commercial buildings. This slow-down created pricing pressure on newer projects. Comparable branch sales were also impacted by a decline in industrial sales as certain projects have been postponed and/or cancelled. The remaining difference is attributable to a decrease of $27.3 million resulting from the combining and/or closing of branches, partially offset by an increase in net sales of $15.4 million from acquired and newly-opened wholesale branches. The majority of net sales for acquired and newly-opened branches related to the Building Materials/Water & Sewer Group.

Net sales for the six months ended August 2, 2002 decreased $16.8 million or 1.1% compared to the prior year’s first six months. Partially offsetting this decrease was approximately $55.0 million of net sales from the additional week included in the first quarter of fiscal 2003. Comparable branch sales declined $60.3 million or 3.9% primarily due to the slow-down in the non-residential building and commercial construction sectors, which created pricing pressure on newer projects along with a decline in industrial sales as certain projects have been postponed and/or cancelled. The remaining difference is attributable to a decrease of $51.7 million resulting from the combining and/or closing of branches, partially offset by an increase in net sales of $40.2 million from acquired and newly-opened wholesale branches. The majority of net sales for acquired and newly-opened branches related to the Building Materials/Water & Sewer Group.

Consolidated and comparable branch sales by Group for the second quarter and the first six months of fiscal 2003 and 2002 were as follows (dollars in thousands):

	Consolidated Net Sales			Comparable Branch Sales
	Three Months Ended			Three Months Ended
	August 2, 2002	July 27, 2001	Percent Variance	August 2, 2002	July 27, 2001	Percent Variance
Electrical & Plumbing	$354,223	$386,945	(8.5)%	$339,109	$359,251	(5.6)%
Industrial	77,062	81,305	(5.2)%	77,062	79,927	(3.6)%
Building Materials/Water & Sewer	343,366	338,067	1.6%	315,780	312,566	1.0%
Corporate & Other	—	—	—	—	—	—

	$774,651	$806,317	(3.9)%	$731,951	$751,744	(2.6)%

	Consolidated Net Sales			Comparable Branch Sales
	Six Months Ended			Six Months Ended
	August 2, 2002	July 27, 2001	Percent Variance	August 2, 2002	July 27, 2001	Percent Variance
Electrical & Plumbing	$729,597	$769,738	(5.2)%	$696,344	$736,019	(5.4)%
Industrial	161,337	171,390	(5.9)%	161,350	175,707	(8.2)%
Building Materials/Water & Sewer	673,721	640,255	5.2%	618,357	624,613	(1.0)%
Corporate & Other	—	83	—	—	—	—

	$1,564,655	$1,581,466	(1.1)%	$1,476,051	$1,536,339	(3.9)%

The following sets forth factors impacting comparable branch sales for the Company’s operating Groups:

Electrical & Plumbing

Comparable branch sales decreased $20.1 million or 5.6% and $39.7 million or 5.4% for the second quarter and first six months of fiscal 2003, respectively, compared to the same periods in fiscal 2002. These decreases were primarily attributable to an overall weakness in the electrical construction market, particularly in Florida, Georgia, and North Carolina. This Group supplied materials for several large infrastructure projects in fiscal 2002 with no corresponding replacement projects in fiscal 2003.

Industrial

Comparable branch sales decreased $2.9 million or 3.6% and $14.4 million or 8.2% for the second quarter and first six months of fiscal 2003, respectively, compared to the same periods in fiscal 2002. These decreases were primarily due to the postponement and cancellation of certain power generation, gas utility, and petro-chemical plant construction and rehabilitation projects in late fiscal 2002 and early fiscal 2003. These projects were postponed and cancelled by the Company’s customers due to weakened economic conditions, which resulted in reduced plant utilization. The Houston, Texas market was the most adversely impacted by these postponements and cancellations. The comparable branch sales decline was partially offset by increased sales prices for certain commodity-based products, including stainless steel and nickel alloys. Nickel pricing has increased approximately 3% compared to the prior year’s first six months. In addition, unit volume began strengthening late in the first quarter of fiscal 2003.

Building Materials/Water & Sewer

The comparable branch sales increase of $3.2 million or 1.0% for the second quarter of fiscal 2003 compared to the same period in fiscal 2002 was primarily driven by the Company’s apartment supply and water and sewer product lines, which had strong comparable sales growth of 8.3% and 5.5%, respectively. Partially offsetting these net sales increases were declines in the building materials, fire protection, and concrete product lines due to a slow-down in the commercial and non-residential construction sectors. For the first six months of fiscal 2003, comparable branch sales decreased $6.3 million or 1.0% compared to the same period in fiscal 2002 primarily due to a slow-down in the non-residential building and commercial construction sectors, especially in the Georgia market. In addition, this Group supplied materials for several large municipality projects in fiscal 2002 with no corresponding replacement in fiscal 2003. Certain geographic areas, including Washington and Texas, have been negatively impacted by a slowdown in housing starts and a general downturn in the economy. Net sales in the first quarter of fiscal 2003 were also unfavorably impacted by the change in commodity prices for certain PVC products, which has since abated.

Gross Profit and Gross Margin

Gross profit and gross margin by Group for the second quarter and the first six months of fiscal 2003 and 2002 were as follows (dollars in thousands):

	Gross Profit			Gross Margin
	Three Months Ended			Three Months Ended
	August 2, 2002	July 27, 2001	Percent Variance	August 2, 2002	July 27, 2001	Basis Point Variance
Electrical & Plumbing	$79,875	$85,055	(6.1)%	22.5%	22.0%	50
Industrial	20,691	20,415	1.4%	26.8%	25.1%	170
Building Materials/Water & Sewer	80,117	75,489	6.1%	23.3%	22.3%	100
Corporate & Other	—	—	—	—	—	—

	$180,683	$180,959	(0.2)%	23.3%	22.4%	90

	Gross Profit			Gross Margin
	Six Months Ended			Six Months Ended
	August 2, 2002	July 27, 2001	Percent Variance	August 2, 2002	July 27, 2001	Basis Point Variance
Electrical & Plumbing	$162,206	$167,186	(3.0)%	22.2%	21.7%	50
Industrial	43,776	43,429	0.8%	27.1%	25.3%	180
Building Materials/Water & Sewer	155,919	146,442	6.5%	23.1%	22.9%	20
Corporate & Other	—	(973)	—	—	—	—

	$361,901	$356,084	1.6%	23.1%	22.5%	60

Electrical & Plumbing

The 50 basis point improvement in gross margin for both the second quarter and first six months of fiscal 2003 was largely the result of the closure of certain under-performing branches in fiscal 2002 coupled with the sales mix being more heavily weighted toward higher margin out-of stock products. During the third and fourth quarters of fiscal 2002, the Company closed approximately 30 branches in the Electrical & Plumbing Group because they did not strategically fit into the Company’s core businesses and/or they did not perform to expectations. In fiscal 2003, two additional branches were closed. These branches generally yielded lower gross margins in relation to the other branches. Gross margin was also favorably impacted by margin improvement programs initiated during fiscal 2002, including increases in vendor rebate programs, focused purchasing, and the more proactive management and disposition of slower-moving inventories.

Industrial

The 170 and 180 basis point improvements in gross margin for the second quarter and first six months of fiscal 2003, respectively, were due to increased sales prices for certain commodity-based products, including stainless steel and nickel alloys. However, the improvement was partially offset by flat demand for certain stainless steel industrial products. The Industrial Group’s gross margins have benefited from favorable nickel pricing. Nickel pricing has increased approximately 3% compared to the prior year’s first six months. Accordingly, gross margins are expected to increase slowly in fiscal 2003 as the inventories purchased prior to recent price increases are depleted.

Building Materials/Water & Sewer

The 100 and 20 basis point improvements in gross margin for the second quarter and first six months of fiscal 2003, respectively, were primarily attributable to the favorable impact of margin improvement programs initiated during fiscal 2002, including increases in vendor rebate programs, focused purchasing, and the more proactive management and disposition of slower-moving inventories. Gross margins also benefited from the closure of 10 under-performing branches in fiscal 2002 and one additional branch in Atlanta, Georgia during the first quarter of fiscal 2003. On a year-to-date basis, gross margin improved only slightly due to pricing pressure on PVC products in the first quarter of fiscal 2003. These price increases eased during the second quarter of fiscal 2003.

Operating Expenses

Operating expenses for the second quarter and the first six months of fiscal 2003 and 2002 were as follows (dollars in thousands):

	Operating Expenses				% of Net Sales
	Three Months Ended				Three Months Ended
	August 2, 2002	July 27, 2001	Dollar Variance	Percent Variance	August 2, 2002	July 27, 2001
Personnel expenses	$92,537	$94,661	$(2,124)	(2.2)%	11.9%	11.7%
Other selling, general and administrative expenses	46,075	44,580	1,495	3.4%	5.9%	5.5%
Depreciation and amortization	4,789	7,989	(3,200)	(40.1)%	0.6%	1.0%
Provision for doubtful accounts	1,895	2,605	(710)	(27.3)%	0.2%	0.3%

	$145,296	$149,835	$(4,539)	(3.0)%	18.8%	18.6%

	Operating Expenses				% of Net Sales
	Six Months Ended				Six Months Ended
	August 2, 2002	July 27, 2001	Dollar Variance	Percent Variance	August 2, 2002	July 27, 2001
Personnel expenses	$191,328	$194,766	$(3,438)	(1.8)%	12.2%	12.3%
Other selling, general and administrative expenses	92,708	92,151	557	0.6%	5.9%	5.8%
Depreciation and amortization	9,786	15,909	(6,123)	(38.5)%	0.6%	1.0%
Provision for doubtful accounts	5,746	4,748	998	21.0%	0.4%	0.3%

	$299,568	$307,574	$(8,006)	(2.6)%	19.1%	19.4%

Three Months Ended August 2, 2002

As a percentage of net sales, personnel expenses increased to 11.9% in the second quarter of fiscal 2003 from 11.7% in the prior year’s second quarter. The 20 basis point increase was largely due to reduced net sales in relation to fixed salaries and wages expense and related payroll taxes. Overall, personnel expenses decreased $2.1 million or 2.2% in the second quarter of fiscal 2003 compared to the prior year’s second quarter. The Company’s workforce has decreased from 7,546 employees as of July 27, 2001 to 7,044 employees as of August 2, 2002. This decrease was primarily the result of the elimination of various management and staff positions to bring headcount more in line with current economic conditions and to streamline the Company’s operations. The reduction in workforce also resulted from the closure of approximately 40 branches in the third and fourth quarters of fiscal 2002, partially offset by increases resulting from acquired and newly-opened wholesale branches. Personnel expenses were also favorably impacted by reductions of approximately $1.1 million in discretionary type expenses, including overtime and contract labor, as a result of the cost reduction programs initiated in fiscal 2002. These decreases were partially offset by an increase of approximately $1.4 million in incentive compensation due to increased profitability along with compensation expense related to the 400,000 shares of restricted stock issued to key executives during fiscal 2002.

Other selling, general and administrative expenses as a percentage of net sales increased to 5.9% in the second quarter of fiscal 2003 from 5.5% in the prior year’s second quarter. This increase was primarily due to a non-recurring donation totaling $0.8 million made by the Company in the second quarter of fiscal 2003 to the Hughes Supply, Inc. Foundation, a not-for-profit charitable organization. Property and tangible taxes expense and rent building expense increased as a result of normal rate increases. Rent expense on equipment also increased approximately $0.5 million primarily due to the sale-leaseback of the Company’s forklift fleet and trailers in August 2001. Other selling, general and administrative expenses totaling approximately $0.6 million related to the new “Hughes Unified” operating system currently being implemented by the Company. These increases were partially offset by a reduction in freight expense as a result of newly negotiated freight terms with third party carriers.

Depreciation and amortization decreased $3.2 million or 40.1% in the second quarter of fiscal 2003 compared to the prior year’s second quarter. Approximately $2.2 million of the decrease related to the amortization of goodwill, which was eliminated under FAS 142. The remaining decrease of $1.0 million was primarily due to reduced capital spending in fiscal 2003 along with the elimination of depreciation expense related to the Company’s forklift fleet and trailers. Certain of these assets were sold and subsequently leased back by the Company in August 2001.

As a percentage of net sales, the provision for doubtful accounts decreased to 0.2% in the second quarter of fiscal 2003 from 0.3% in the prior year’s second quarter. The overall decrease was related to write-offs in fiscal 2002 of uncollectible receivables in the Electrical & Plumbing Group, which typically occur during an economic slow-down.

Six Months Ended August 2, 2002

As a percentage of net sales, personnel expenses decreased to 12.2% in the first six months of fiscal 2003 from 12.3% in the prior year’s first six months. The additional week added approximately $7.2 million of personnel expenses in the first quarter of fiscal 2003. Had the additional week been excluded from operating results, personnel expenses in the first six months of fiscal 2003 would have been approximately $184.1 million, a $10.7 million or 5.5% decrease from the prior year’s first six months. The decrease in personnel expenses was primarily attributable to the 6.7% decrease in the Company’s workforce as discussed above. Personnel expenses were also favorably impacted by reductions of approximately $2.3 million in discretionary type expenses, including overtime and contract labor, as a result of the cost reduction programs initiated in fiscal 2002. Severance expense totaled $0.2 million and $2.5 million in the first six months of fiscal 2003 and 2002, respectively. Approximately $1.5 million of severance expense related to the Company’s separation agreement with its former president in the first quarter of fiscal 2002. Incentive compensation expense under stock plans of $1.3 million and $0.1 million in the first six months of fiscal 2003 and 2002, respectively, primarily related to the 400,000 shares of restricted stock issued to key executives during fiscal 2002.

Other selling, general and administrative expenses as a percentage of net sales increased to 5.9% in the first six months of fiscal 2003 from 5.8% in the prior year’s first six months. The additional week added approximately $1.2 million of other selling, general and administrative expenses in the first quarter of fiscal 2003. Had the additional week been excluded from operating results, other selling, general and administrative expenses in the first six months of fiscal 2003 would have been approximately $91.5 million, a $0.7 million or 0.8% decrease from the prior year’s first six months. This decrease was primarily attributable to reductions in discretionary type expenses, including travel, entertainment, and meals expense as a result of the cost reduction programs initiated during fiscal 2002.

Depreciation and amortization decreased $6.1 million or 38.5% in the first six months of fiscal 2003 compared to the prior year’s first six months. Approximately $4.4 million of the decrease related to the amortization of goodwill, which was eliminated under FAS 142. The remaining decrease of $1.7 million was primarily due to reduced capital spending in fiscal 2003 along with the elimination of depreciation expense related to the Company’s forklift fleet and trailers. Certain of these assets were sold and subsequently leased back by the Company in August 2001.

As a percentage of net sales, the provision for doubtful accounts increased to 0.4% in the first six months of fiscal 2003 from 0.3% in the prior year’s first six months. The overall increase was due to the write-off of certain receivables associated with the Company’s international business combined with an acceleration of bankruptcies for certain of the Company’s customers, which typically occur during an economic slow-down.

The Company will continue to evaluate operations and balance its cost structure with current economic conditions.

Interest and Other Income

Interest and other income totaled $3.5 million and $3.3 million in the second quarter of fiscal 2003 and 2002, respectively. For the first six months of fiscal 2003 and 2002, interest and other income totaled $5.5 million and $6.5 million, respectively. Included in interest and other income are gains on sales of property and equipment which totaled $1.2 million and $0.6 million in the second quarter of fiscal 2003 and 2002, respectively, and $1.3 million and $0.7 million for the first six months of fiscal 2003 and 2002, respectively. The overall increases in gains on sales of property and equipment were due to the sale of certain land and building assets resulting from the closure and consolidation of branches. Excluding gains on sales of property and equipment, interest and other income totaled $2.3 million and $2.7 million in the second quarter of fiscal 2003 and 2002, respectively, and $4.2 million and $5.8 million in the first six months of fiscal 2003 and 2002, respectively. The decreases in both periods were primarily attributable to non-recurring interest income of $0.4 million and $0.8 million in the second quarter and first six months of fiscal 2002, respectively, due to the collection in full of the $25.0 million short-term note receivable received in connection with the Company’s sale of its pool and spa business combined with reduced finance charge income and foreign exchange gains.

Interest Expense

Interest expense totaled $7.4 million and $9.5 million in the second quarter of fiscal 2003 and 2002, respectively. For the first six months of fiscal 2003 and 2002, interest expense totaled $15.4 million and $19.3 million, respectively. The decrease in fiscal 2003 was primarily due to a reduction of outstanding debt in fiscal 2003. Total debt decreased $44.9 million or 10.6% from $422.8 million as of January 25, 2002 to $377.9 million as of August 2, 2002. Borrowing levels were reduced in fiscal 2003 largely as a result of working capital improvements.

Net Income

Net income totaled $18.5 million and $14.7 million in the second quarter of fiscal 2003 and 2002, respectively. Diluted earnings per share were $0.78 and $0.63 in the second quarter of fiscal 2003 and 2002, respectively. For the first six months of fiscal 2003, net income totaled $30.9 million and $21.1 million, respectively. Diluted earnings per share were $1.30 and $0.90 in the first six months of fiscal 2003 and 2002, respectively. The factors impacting net income and diluted earnings per share have been enumerated above.

Liquidity and Capital Resources

The following sets forth certain measures of the Company’s liquidity (in thousands):

	Six Months Ended
	August 2, 2002	July 27, 2001
Net cash provided by operating activities	$50,095	$53,249
Net cash used in investing activities	(4,871)	(29,906)
Net cash used in financing activities	(48,746)	(28,487)

	August 2, 2002	January 25, 2002
Working capital	$580,908	$588,275
Current ratio	2.7 to 1	3.1 to 1
Long-term debt-to-capital	36.2%	40.4%

The working capital decrease of $7.4 million was driven by lower levels of cash and other current assets combined with higher accounts payable and accrued taxes. These changes were partially offset by increases in accounts receivable and inventories. Other current assets decreased primarily due to collections of income tax receivables and vendor rebate receivables in the first quarter of fiscal 2003. The higher accounts payable and accounts receivable balances reflect the timing of payments and represent a normal trend for the second quarter. Accrued taxes decreased as a result of the timing of payments.

Operating Activities

For the first six months of fiscal 2003 and 2002, cash flows provided by operating activities totaled $50.1 million and $53.2 million, respectively. Operating cash flow decreased minimally in the second quarter of fiscal 2003. This decrease was primarily due to the addition of $74.2 million of gross accounts receivable and $21.3 million of inventories in the first six months of fiscal 2003 compared with an increase of $18.6 million of gross accounts receivable and a decrease of $18.8 million of inventories in the comparable period in fiscal 2002. Partially offsetting these changes were increases in net income, an increase in accounts payable, and other current liabilities, coupled with a decrease in other current assets.

Investing Activities

The Company’s expenditures for property and equipment totaled $8.4 million and $8.3 million in the first six months of fiscal 2003 and 2002, respectively. Of the total $8.4 million of capital expenditures, approximately $2.0 million related to the new “Hughes Unified” operating system currently being implemented by the Company. Capital expenditures are expected to be approximately $17.0 million in fiscal 2003, of which approximately $7.0 million to $8.0 million relates to the new “Hughes Unified” operating system. This excludes amounts for any business acquisitions, the Company’s new corporate headquarters facility in Orlando, Florida, and a new warehouse in Miami, Florida, both of which may become leased facilities.

Proceeds from the sale of property and equipment totaled $3.5 million and $2.4 million in the first six months of fiscal 2003 and 2002, respectively. The increase was due to sales of certain land and building assets resulting from the closure and consolidation of branches.

The Company did not complete any business acquisitions during the first six months of fiscal 2003. During the first six months of fiscal 2002, cash payments for business acquisitions totaled $32.7 million.

On March 2, 2001, in connection with the closure of bestroute.com, one of the Company’s e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company’s stock rights originally issued as consideration for the bestroute.com acquisition. This agreement canceled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7.3 million in cash, all of which was paid by the end of the prior year’s second quarter.

In connection with the sale of the assets of the Company’s pool and spa business in January 2001, the Company received a portion of the consideration in the form of a $25.0 million short-term note receivable. The note receivable bore interest at 7.0% and $16.0 million was collected by the end of the prior year’s second quarter.

Financing Activities

Total debt was $377.9 million and $422.8 million as of August 2, 2002 and January 25, 2002, respectively, a decrease of $44.9 million or 10.6%. Net payments on the Company’s revolving credit agreement totaled $41.7 million and $8.4 million in the first six months of fiscal 2003 and 2002, respectively. Scheduled principal payments on the Company’s senior notes totaled $6.6 million and $4.7 million for the first six months of fiscal 2003 and 2002, respectively. Other principal payments, including debt of acquired entities, totaled $0.1 million and $7.9 million for the first six months of fiscal 2003 and 2002, respectively.

On July 31, 2002, the Company’s line of credit agreement with maximum borrowing capacity of $36.3 million matured and was not renewed by the Company.

The Company has two short-term lines of credit with borrowing capacities of $10.0 million and $15.0 million respectively. On July 25, 2002, both line of credit agreements were amended to extend the maturity dates to June 30, 2003. Concurrently with this amendment, the funds under the $15.0 million line of credit agreement were appropriated to an operating lease agreement. Under the terms of the lease agreement, the Company leases certain equipment, including vehicles, forklifts, and trailers from various companies with funds provided by the $15.0 line of credit. Monthly payments are made to the bank in accordance with the terms of each specific equipment lease. Availability at August 2, 2002 under the lease agreement totaled $1.9 million. There were no amounts outstanding at August 2, 2002 under the $10.0 million line of credit agreement.

On June 7, 2002, the Company terminated its loan and master lease agreement (the “lease agreement”) with Atlantic Financial Group, Ltd. as lessor, and SunTrust Bank (“SunTrust”). Concurrently, the Company executed a real estate term credit agreement (the “credit agreement”) with SunTrust, and the outstanding principal balance of approximately $1.7 million under the lease agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25.0 million for the acquisition and development of the Company’s new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads (currently estimated to be 102.5 basis points) and matures July 31, 2005.

Dividend payments totaled $4.0 million during the first six months of fiscal 2003 and 2002.

On March 15, 1999, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. No shares were repurchased during the first six months of fiscal 2003. From August 3, 2002 to September 10, 2002, the Company repurchased 72,000 shares at an average price of $28.50 per share. Including the shares repurchased subsequent to August 2, 2002, the Company repurchased a total of 1,387,800 shares at an average price of $22.21 per share.

As of August 2, 2002, the Company had approximately $3.3 million of cash and $273.9 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities and to fund share repurchases. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of stock.

Recent Accounting Pronouncements

FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, were issued in June 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under FAS 142, goodwill is no longer amortized but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy previously followed by the Company.

Within the operating segments, the Company identified five reporting units as defined in FAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of fiscal 2003 based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of FAS 142, the Company concluded that there was no impairment of goodwill related to any of the Company’s five reporting units.

Prior to the adoption of FAS 142, the Company amortized goodwill over estimated useful lives ranging from 15 to 40 years. Amortization of goodwill totaled approximately $2.2 million and $4.4 million for the second quarter of fiscal 2002 and the first six months of fiscal 2002, respectively. Had the Company accounted for goodwill consistent with the provisions of FAS 142 in prior periods, the Company's net income, basic earnings per share, and diluted earnings per share would have been affected as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2002	July 27, 2001	August 2, 2002	July 27, 2001
Net income, as reported	$18,546	$14,667	$30,940	$21,084
Add: goodwill amortization, net of tax	—	1,303	—	2,574

Proforma net income	$18,546	$15,970	$30,940	$23,658

Basic earnings per share, as reported	$0.80	$0.63	$1.33	$0.91
Add: goodwill amortization, net of tax	—	0.06	—	0.11

Proforma basic earnings per share	$0.80	$0.69	$1.33	$1.02

Diluted earnings per share, as reported	$0.78	$0.63	$1.30	$0.90
Add: goodwill amortization, net of tax	—	0.06	—	0.11

Proforma diluted earnings per share	$0.78	$0.69	$1.30	$1.01

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

FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This newly issued standard rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. FAS 145 also amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, FAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. For the provisions related to the rescission of FAS 4, FAS 145 is effective for the Company beginning in fiscal 2004. The remaining provisions of FAS 145 are effective for the Company in fiscal 2003. The Company does not expect the adoption of FAS 145 to have a material impact on its consolidated financial statements.

FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under the previous guidance of Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), certain exit costs were recorded upon management’s commitment to an exit plan. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company will adopt FAS 146 effective January 1, 2003 and does not expect the adoption to have a material impact on its consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on outstanding variable-rate debt and from changes in the prices of certain of its products that result from commodity price fluctuations.

Interest Rate Risk

At August 2, 2002, the Company had approximately $21.4 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their August 2, 2002 levels, the market risk with respect to the Company’s variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a balance between fixed and variable rate debt and by entering into interest rate swaps.

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

PART II.  OTHER INFORMATION

HUGHES SUPPLY, INC.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders (the “annual meeting”) was held on May 21, 2002, pursuant to notice given to shareholders of record on March 27, 2002 at which date holders of 22,146,186 shares of the Company’s common stock were present in person or by proxy. At the annual meeting, David H. Hughes, Vincent S. Hughes, and Amos R. McMullian were elected directors of the Company with terms to expire at the 2005 annual meeting and until the election and qualification of their respective successors or until the earlier of their death, resignation, or removal. Antoinette L. Jennings and Thomas I. Morgan were also elected directors of the Company with terms to expire at the 2004 annual meeting and 2003 annual meeting, respectively, and in each case until the election and qualification of their respective successors or until their earlier death, resignation, or removal.

The shareholders of the Company voted to amend the Hughes Supply, Inc. 1997 Executive Stock Plan to increase from 1,750,000 to 2,250,000 the number of shares of common stock reserved for use under the 1997 Executive Stock Plan and increase from 875,000 to 1,125,000 the number of such shares, which may, but need not, be granted as restricted shares. The amendment also permitted the compensation committee of the board of directors to make awards of restricted shares conditioned on specific performance criteria.

The shareholders of the Company also voted to amend the Directors’ Stock Option Plan to provide for the granting of options with respect to 5,000 shares to each participant in each of the years 2002 forward (or, if the number of shares remaining in the plan on any such date is insufficient to grant each participant an option to purchase 5,000 shares, each participant will automatically receive an option to purchase a number of shares to be determined by dividing the total number of shares remaining in the plan by the number of participants at that time and, if necessary, rounding down to the nearest whole number of shares). Before the amendment, the plan provided for the granting of options with respect to an aggregate of 20,000 shares, equally divided among the then participants.

The tabulation of the votes present in person or by proxy at the annual meeting with respect to above matters was as follows:

Matter Voted	For	Against/ Withheld (1)	Abstained
Election of David H. Hughes	17,102,737	5,043,449	—
Election of Vincent S. Hughes	17,100,231	5,045,955	—
Election of Antoinette L. Jennings	19,848,397	2,297,789	—
Election of Amos R. McMullian	19,848,673	2,297,513	—
Election of Thomas I. Morgan	17,097,758	5,048,428	—
Approval to amend the 1997 Executive Stock Plan	18,090,589	3,682,249	373,348
Approval to amend the Directors’ Stock Option Plan	19,609,948	2,157,500	378,738

(1)	Numbers shown for elections of directors are votes withheld. For approval to amend the 1997 Executive Stock Plan and the Directors’ Stock Option Plan, numbers shown are votes against.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.16 (a)	Amendment to Uncommitted Guidance and Swing Line Demand Promissory Note dated July 26, 2002 by the Company and SunTrust Bank, Inc.

99.1	Statements under oath of Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to Exchange Act Filings.

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended August 2, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date: September 12, 2002	By:	/s/	DAVID H. HUGHES

David H. Hughes
Chairman of the Board
and Chief Executive Officer

Date: September 12, 2002	By:	/s/	J. STEPHEN ZEPF

J. Stephen Zepf
Chief Financial Officer
and Chief Accounting Officer

CERTIFICATIONS

I, David H. Hughes, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Hughes Supply, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002	/s/	DAVID H. HUGHES

David H. Hughes
Chairman of the Board
and Chief Executive Officer

I, J. Stephen Zepf, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Hughes Supply, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002	/s/	J. STEPHEN ZEPF

J. Stephen Zepf
Chief Financial Officer
and Chief Accounting Officer

Under the transition rules of the Securities and Exchange Commission (“SEC”) in connection with the adoption of this certification required by the Sarbanes-Oxley Act, certifications addressing the disclosure controls and procedures and internal controls have been omitted. Such certifications will appear in future filings with the SEC.