Form 10-Q
period 2002-11-01
HUGHES SUPPLY INC
filed 2002-12-16
CIK 49029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2002

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

Yes ☒             No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of December 12, 2002
$1 Par Value	23,781,764

HUGHES SUPPLY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HUGHES SUPPLY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	November 1, 2002 (unaudited)	January 25, 2002
Assets
Current Assets:
Cash and cash equivalents	$2,319	$6,817
Accounts receivable, less allowance for doubtful accounts of $12,008 and $8,388	461,452	387,953
Inventories	442,937	396,441
Deferred income taxes	17,615	15,420
Other current assets	40,429	56,809

Total current assets	964,752	863,440

Property and Equipment	148,377	145,702
Goodwill	317,115	263,808
Other Assets	28,716	20,312

	$1,458,960	$1,293,262

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$24,186	$19,175
Accounts payable	248,794	188,447
Accrued compensation and benefits	34,534	32,790
Other current liabilities	44,382	34,753

Total current liabilities	351,896	275,165

Long-Term Debt	431,728	403,671
Deferred Income Taxes	25,564	13,872
Other Noncurrent Liabilities	6,314	6,081

Total liabilities	815,502	698,789

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 23,935,264 and 23,774,600 shares issued	23,935	23,775
Capital in excess of par value	222,377	217,609
Retained earnings	411,707	367,726
Treasury stock, 98,000 and 24,251 shares, at cost	(2,791)	(531)
Unearned compensation related to outstanding restricted stock	(11,770)	(14,106)

Total shareholders’ equity	643,458	594,473

	$1,458,960	$1,293,262

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Net Sales	$804,061	$790,042	$2,368,716	$2,371,508
Cost of Sales	615,539	607,048	1,818,293	1,832,430

Gross Profit	188,522	182,994	550,423	539,078

Operating Expenses:
Selling, general and administrative	142,299	135,909	426,335	422,826
Depreciation and amortization	5,142	7,680	14,928	23,589
Provision for doubtful accounts	2,402	2,867	8,148	7,615

Total operating expenses	149,843	146,456	449,411	454,030

Operating Income	38,679	36,538	101,012	85,048

Non-Operating Income (Expenses):
Interest and other income	2,497	2,192	8,006	8,687
Interest expense	(7,658)	(8,658)	(23,060)	(27,928)

	(5,161)	(6,466)	(15,054)	(19,241)

Income Before Income Taxes	33,518	30,072	85,958	65,807
Income Taxes	13,743	12,330	35,243	26,981

Net Income	$19,775	$17,742	$50,715	$38,826

Earnings Per Share:
Basic	$0.85	$0.77	$2.18	$1.67

Diluted	$0.84	$0.76	$2.14	$1.66

Average Shares Outstanding:
Basic	23,252	23,145	23,229	23,204

Diluted	23,609	23,356	23,695	23,397

Dividends Per Share	$0.085	$0.085	$0.255	$0.255

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	November 1, 2002	October 26, 2001
Cash Flows from Operating Activities:
Net income	$50,715	$38,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,928	23,589
Provision for doubtful accounts	8,148	7,615
Deferred income taxes	9,614	975
Amortization of restricted stock	2,115	550
Other	484	(819)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(61,713)	(5,228)
Inventories	(16,049)	54,744
Other current assets	17,339	3,865
Other assets	43	(2,978)
Accounts payable	33,556	(13,902)
Accrued compensation and benefits	1,003	5,653
Other current liabilities	9,472	14,141
Other noncurrent liabilities	233	376

Net cash provided by operating activities	69,888	127,407

Cash Flows from Investing Activities:
Capital expenditures	(13,321)	(11,770)
Proceeds from sale of property and equipment	3,671	8,150
Business acquisitions, net of cash	(33,422)	(31,809)
Purchase of bestroute.com stock rights	—	(7,273)
Proceeds from sale of pool and spa business	—	22,000

Net cash used in investing activities	(43,072)	(20,702)

Cash Flows from Financing Activities:
Net borrowings (payments) under short-term debt arrangements	34,605	(89,717)
Principal payments on debt of acquired entities and other debt	(60,726)	(13,351)
Purchase of treasury shares	(2,791)	(7,537)
Proceeds from stock option exercises	3,990	1,426
Dividends paid	(6,075)	(6,076)
Other	(317)	(280)

Net cash used in financing activities	(31,314)	(115,535)

Net Decrease in Cash and Cash Equivalents	(4,498)	(8,830)
Cash and Cash Equivalents:
Beginning of period	6,817	22,449

End of period	$2,319	$13,619

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except share and per share data)

Note 1.	Basis of Presentation

In the opinion of Hughes Supply, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of November 1, 2002, the results of operations for the three and nine months ended November 1, 2002 and October 26, 2001, and cash flows for the nine months then ended. The results of operations for the three and nine months ended November 1, 2002 are not necessarily indicative of the trends or results that may be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2002, as filed with the Securities and Exchange Commission.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 will be a 53-week period while fiscal year 2002 was a 52-week period. The nine months ended November 1, 2002 and October 26, 2001 contained 40 and 39 weeks, respectively, while the third quarter of both fiscal periods contained 13 weeks.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no net impact on previously reported results of operations.

Inventories

Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the average cost method. The Company evaluates its inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of a branch’s physical inventory results over the last two years and a review of potential dead stock based on historical product sales and forecasted sales. Periodically, the branch’s perpetual inventory records are adjusted to reflect permanent declines in market value. During the third quarter of fiscal 2003, the Company changed its estimate of potential dead stock as discussed below. This change resulted in inventory reserves of $7,773 at November 1, 2002 compared to $9,849 at January 25, 2002.

During the third quarter of fiscal 2002, the Company initiated an inventory management group to better manage potential dead stock and excess inventories. Their efforts have been strengthened over the course of fiscal 2003 through the use of improved inventory reporting tools, including the analysis of inventory on a product by product basis. The combination of renewed emphasis on inventory management and the greater visibility from the new reporting tools led to the development of programs to dispose of dead stock on a product specific basis. These programs include returning products to manufacturers, transferring products to other branches where the products are selling, reducing the sales prices of the products, and disposing of any remaining products that could not be returned, transferred, or sold. As a result of this analysis and these programs, the Company reduced its estimate of inventory reserves required for potential dead stock, which resulted in an adjusted reserve of $7,773 at November 1, 2002 compared to $9,849 at January 25, 2002. This adjustment favorably impacted gross margin in the third quarter and first nine months of fiscal 2003 by 42 and 30 basis points, respectively (See Gross Profit and Gross Margin section of management’s discussion and analysis of financial condition and results of operations for additional discussion on the Company’s gross profit and gross margin).

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

FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This standard establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under FAS 144, goodwill is no longer allocated to long-lived assets, and, therefore, no longer subjected to testing for impairment as part of those assets, but tested separately as prescribed by FAS 142. In addition, FAS 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company adopted FAS 144 as of January 26, 2002. The adoption had no impact on the Company’s consolidated financial statements.

FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This newly issued standard rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains and losses. FAS 145 also amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, FAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. For the provisions related to the rescission of FAS 4, FAS 145 is effective for the Company beginning in fiscal 2004. The remaining provisions of FAS 145 are effective for the Company in fiscal 2003. The Company does not expect the adoption of FAS 145 to have a material impact on its consolidated financial statements.

FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under the previous guidance of Emerging Issues Task Force

(“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), certain exit costs were recorded upon management’s commitment to an exit plan. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company will adopt FAS 146 effective January 1, 2003 and does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2002, the EITF reached a consensus with respect to EITF Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. This consensus includes a presumption that cash consideration received by a customer from a vendor be treated as a reduction of cost of sales when recognized in the customer’s income statement. In addition, if the vendor offers the customer a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified level of purchases or remains a customer for a specified time period, the customer should recognize the rebate or refund as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund. As the Company already accounts for such consideration as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration to be received, this EITF has no impact on the Company’s consolidated financial statements.

Note 2.	Goodwill

FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, were issued in June 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under FAS 142, goodwill is no longer amortized but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy previously followed by the Company. The Company adopted FAS 142 effective January 26, 2002.

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

Prior to the adoption of FAS 142, the Company amortized goodwill over estimated useful lives ranging from 15 to 40 years. Amortization of goodwill totaled $2,454 and $6,816 in the three and nine months ended October 26, 2001, respectively. Had the Company accounted for goodwill consistent with the provisions of FAS 142 in prior periods, the Company’s net income, basic earnings per share, and diluted earnings per share would have been affected as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Net income, as reported	$19,775	$17,742	$50,715	$38,826
Add: goodwill amortization, net of tax	—	1,448	—	4,021

Adjusted net income	$19,775	$19,190	$50,715	$42,847

Basic earnings per share, as reported	$0.85	$0.77	$2.18	$1.67
Add: goodwill amortization, net of tax	—	0.06	—	0.17

Adjusted basic earnings per share	$0.85	$0.83	$2.18	$1.84

Diluted earnings per share, as reported	$0.84	$0.76	$2.14	$1.66
Add: goodwill amortization, net of tax	—	0.06	—	0.17

Adjusted diluted earnings per share	$0.84	$0.82	$2.14	$1.83

Note 3.	Business Combinations

On August 9, 2002, the Company acquired one hundred percent of the capital stock of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”), a wholesale distributor of electrical transmission and distribution products and services to the U.S. electric utility industry. As a result of the acquisition, the Company expects to be a leading provider of electrical transmission and distribution products and services in the U.S. It also expects to expand the development of customer contracts as a result of Utiliserve’s value-added services, including vendor-managed inventory, collaborative emergency response and job-site delivery. Through its supply chain management solutions, Utiliserve is able to assume full responsibility for its customers’ warehouse, work-flow, and inventory management needs.

The purchase price consisted of $33,422 cash paid for Utiliserve’s net equity along with the assumption of $54,536 and $27,849 of long-term debt and other liabilities, respectively. The results of Utiliserve’s operations have been included in the Company’s consolidated statements of income since August 9, 2002. The total cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141 (See Note 8). Goodwill, all of which is non-deductible for income tax purposes, and other intangible assets recorded in connection with the transaction totaled $53,308 and $8,560, respectively. The goodwill was assigned entirely to the Electrical & Plumbing Group. The fair value assigned to intangible assets and the related weighted-average useful life was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The intangible assets are subject to amortization and consist mainly of customer contracts that are being amortized on a straight-line basis over a weighted-average useful life of 14.6 years. The estimated annual amortization expense related to these contracts for the next five fiscal years is expected to be $619. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Utiliserve are not material to the Company’s consolidated operating results or assets in fiscal 2003 or 2002.

Note 4.	Long-Term Debt

Long-term debt consists of the following:

	November 1, 2002	January 25, 2002
8.27% senior notes, due 2003	$19,000	$19,000
8.27% senior notes, due 2005	22,400	22,400
8.42% senior notes, due 2007	103,000	103,000
7.96% senior notes, due 2011	84,000	88,666
7.14% senior notes, due 2012	38,095	40,000
7.19% senior notes, due 2012	40,000	40,000
6.74% senior notes, due 2013	50,000	50,000
Unsecured bank notes under $275,000 revolving credit agreement, payable January 25, 2004 (interest rate of 2.0% at November 1, 2002)	80,000	16,142
Commercial paper	7,378	36,409
Other notes payable (varying interest rates of 2.4% to 9.8% at November 1, 2002 with due dates between 2002 to 2016)	12,041	7,229

	455,914	422,846
Less current portion	(24,186)	(19,175)

	$431,728	$403,671

On July 31, 2002, the Company’s line of credit agreement with maximum borrowing capacity of $36,250 matured and was not renewed by the Company.

The Company has two short-term lines of credit with borrowing capacities of $10,000 and $15,000, respectively. On July 25, 2002, both line of credit agreements were amended to extend the maturity dates to June 30, 2003. Concurrently with this amendment, the funds under the $15,000 line of credit agreement were allocated to an operating lease agreement. On August 30, 2002, the operating lease agreement was amended to increase borrowing capacity from $15,000 to $18,666. Under the terms of the operating lease agreement, the Company leases certain equipment, including vehicles, forklifts, and trailers from various companies with funds provided by the $18,666 line of credit. Monthly payments are made to the bank in accordance with the terms of each specific equipment lease. There was no remaining availability under the operating lease agreement at November 1, 2002. There were no amounts outstanding at November 1, 2002 under the $10,000 line of credit agreement.

On June 7, 2002, the Company terminated its loan and master lease agreement (the “lease agreement”) with Atlantic Financial Group, Ltd. as lessor, and SunTrust Bank (“SunTrust”). Concurrently, the Company executed a new real estate term credit agreement (the “credit agreement”) with SunTrust, and the outstanding principal balance of $1,694 under the lease agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25,000 for the acquisition and development of the Company’s new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads (currently estimated to be 102.5 basis points) and matures July 31, 2005. At November 1, 2002, the total outstanding borrowings and related assets of $11,242 under the credit agreement are recorded in long-term debt and construction in progress.

Note 5.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the additional dilutive effect of the Company’s potential common shares, which includes certain employee and director stock options, unvested shares of restricted stock, and stock rights issued in connection with the bestroute.com acquisition in fiscal 2001. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the computation of diluted average shares outstanding:

	Three Months Ended		Nine Months Ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Basic average shares outstanding	23,251,637	23,144,812	23,229,365	23,203,706
Incremental shares resulting from:
Stock options	121,527	117,788	167,201	72,786
Restricted stock	236,176	93,898	298,208	30,399
Stock rights issued in connection with the bestroute.com acquisition	—	—	—	90,067

Diluted average shares outstanding	23,609,340	23,356,498	23,694,774	23,396,958

Stock options and restricted stock totaling 677,020 and 266,114 shares at an average exercise price of $34.30 and $32.89 per share, respectively, were not included in the computation of diluted earnings per share in the three months ended November 1, 2002 and October 26, 2001, respectively, because their effect would have been anti-dilutive. In the nine months ended November 1, 2002 and October 26, 2001, stock options and restricted stock totaling 540,020 and 394,373 shares, respectively, at an average exercise price of $34.37 and $29.17 per share, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 6.	Bestroute.com

On March 2, 2001, in connection with the closure of bestroute.com, one of the Company’s e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company’s stock rights originally issued as consideration for the bestroute.com acquisition. This agreement canceled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7,273 in cash, all of which was paid by the end of the second quarter of fiscal 2002.

In the nine months ended October 26, 2001, the Company recorded a loss before income taxes of $2,776 for bestroute.com, including $1,542 in closure costs primarily related to employee severance pay and termination fees on certain agreements. The remaining $1,234 of the loss related to bestroute.com’s loss from operations through the date of its closure.

Note 7.	Branch Closures and Consolidations Activities

In the normal course of business, the Company’s management continually evaluates the operations and performance of its individual branches and identifies branches for closure or consolidation. Prior to January 25, 2002, the Company’s management approved a plan to close and consolidate 43 branches, including bestroute.com as discussed in Note 6 above, because these branches did not strategically fit into the Company’s core businesses and/or they did not perform to management’s expectations. During the first nine months of fiscal 2003, the Company announced the closure of an additional six branches along with its distribution center in Georgia. The following is a summary of the expenses associated with the Company’s closure activities:

	Three Months Ended		Nine Months Ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Cost of sales	$254	$132	$385	$279

Severance expense	$21	$—	$49	$417
Lease expense	(214)	—	1	204
Professional expense (contractual obligation)	—	—	—	650
Other (vehicle rent, property taxes, telephone, etc.)	(288)	—	(256)	301

Selling, general and administrative expenses	$(481)	$—	$(206)	$1,572

Non-operating expenses	$13	$6	$51	$258

During the year ended January 25, 2002, the Company recorded closure costs of $5,969, including cost of sales of $1,647, selling, general and administrative expenses of $3,664, and non-operating expenses of $658. Included in selling, general and administrative expenses were severance expense of $519, lease expense of $1,610, professional expense of $650, and other expenses of $885.

The cost of sales amounts represented an inventory write-down of products that will no longer be saleable following the closure of the branches. Severance expense included charges associated with payments owed to employees who have been or will be involuntarily terminated in connection with the Company’s branch closures. All terminations from branch closures in fiscal 2003 are expected to occur prior to January 31, 2003. The Company has accrued the estimated lease obligation from the planned closure date through the end of the contractual lease term, net of any estimated sublease income. Other costs accrued for branches identified for closure were based on amounts due under agreements and/or based on estimates to terminate such agreements. Non-operating expenses primarily related to write-downs of assets for which the Company projects the undiscounted cash flows to be less than the carrying amount of the related investment.

During the three months ended November 1, 2002, the Company reversed certain accruals related to prior branch closures mainly as a result of favorable settlements of lease obligations for less than originally anticipated.

The following is a summary of the accruals for continuing liabilities associated with the Company’s closure activities:

Balance at January 25, 2002	$3,102
Expense (income)	(155)
Less payments:
Severance	(108)
Lease	(939)
Other branch closure costs	(339)
Less non-cash asset write-downs	(176)

Balance at November 1, 2002	$1,385

Note 8.	Supplemental Cash Flows Information

Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows:
	Nine Months Ended
	November 1, 2002	October 26, 2001
Income taxes paid	$19,269	$20,747
Interest paid	15,045	20,348
Property acquired with debt	4,653	—

During the first nine months of fiscal 2003 and 2002, the Company awarded certain key employees 10,000 and 247,000 restricted shares of the Company’s common stock, respectively, in accordance with the 1997 Executive Stock Plan.

For the first nine months of fiscal 2003 and 2002, the net assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting are summarized below:

	November 1, 2002	October 26, 2001
Accounts receivable	$19,934	$13,515
Inventories	30,447	9,581
Property and equipment	2,382	961
Goodwill	53,308	24,357
Other assets	9,736	63

Assets acquired	115,807	48,477

Accounts payable and accrued liabilities	(27,849)	(8,134)
Long-term debt	(54,536)	(8,534)

Liabilities assumed	(82,385)	(16,668)

Cash purchase price	$33,422	$31,809

There was no stock consideration issued in connection with business acquisitions during fiscal 2003 and 2002.

Note 9.	Related Party Transaction

During the second quarter of fiscal 2003, the Company’s board of directors approved a donation in the amount of $800 to Hughes Supply, Inc. Foundation (“HSF”), a not-for-profit charitable organization. The board of directors of HSF is comprised of certain executives of the Company, including the chairman and chief executive officer, the president and chief operating officer, and the chief financial officer. The Company paid the donation to HSF during the third quarter of fiscal 2003.

Note 10.	Capital Stock

On March 15, 1999, the Company’s board of directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased a total of 1,413,800 shares at an average price of $22.32 per share, of which 98,000 and 394,700 shares at an average price of $28.48 and $19.10 per share, respectively, were repurchased during the first nine months of fiscal 2003 and 2002, respectively.

During the first nine months of fiscal 2003 and 2002, 24,251 and 477,629 shares, respectively, of treasury stock were issued under stock option plans.

On September 21, 2001, the Company retired 326,854 shares of its common stock previously held in treasury.

Note 11.	Segment Information

During the first quarter of fiscal 2003, the Company completed the reorganization of its management structure, which started in fiscal 2002 after the new president/chief operating officer had been with the Company for several months and a new strategic direction set. In connection with this reorganization, the Company initiated centralization programs in vendor relations, customer service, and support service areas, which are designed to leverage these functions across the entire Company. The branch operations were then reorganized under the management of three group (“Group”) presidents, as compared to being managed by five Group presidents in the prior fiscal year.

Based on the requirements of FAS 131, Disclosures about Segments of an Enterprise and Related Information, which aligns financial reporting with management structure and responsibility, the Company combined the operating results of its previous Electrical and Plumbing/HVAC Groups, to create a single Electrical & Plumbing segment, which reports to one Group president. The Company also combined the Water & Sewer and Building Material Groups, to create a single Water & Sewer/Building Materials segment, which reports to one Group president. The Industrial Group president was not affected by the changes in management responsibility. These three Groups represent the Company’s reportable segments. This is the basis management uses for making operating decisions and assessing performance, and is on a basis consistent with how business activities are reported internally to management and the board of directors.

The Electrical & Plumbing Group includes the Company’s electrical and electric utility products, plumbing/HVAC products, and its international business. The Industrial Group includes the Company’s industrial pipe, valves, and fittings products. The Water & Sewer/Building Materials Group includes the Company’s water and sewer products, building materials products and maintenance supplies, fire protection products, and concrete products. The “Corporate & Other” category includes corporate level expenses not allocated to the Company’s operating Groups, along with revenues and expenses for bestroute.com in fiscal 2002.

Intersegment sales are excluded from net sales presented for each Group. Income before income taxes includes certain corporate expense allocations for employee benefits, corporate capital charges, data processing expenses, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

In fiscal 2003, in connection with the reorganization of the Company’s operations and re-centralization of certain administrative functions, the Company changed its method of allocating certain costs (e.g. corporate capital charges, certain centralized support service expenses, data processing expenses, interest expense, etc.) to the Groups. As a result of these changes, prior year operating expenses totaling $1,911 and $2,658 for the three and nine months ended October 26, 2001, respectively, have been reclassified from Corporate to the operating Groups.

The following tables present net sales and other financial information by Group for the third quarter and first nine months of fiscal 2003 and 2002, as reclassified for the changes discussed above:

	Electrical & Plumbing (1)	Industrial	Water & Sewer/Building Materials (1)	Corporate & Other	Total
Three Months Ended

Net sales
2003	$398,011	$78,768	$327,282	$—	$804,061
2002	370,877	82,996	336,169	—	790,042

Gross profit
2003	$87,036	$22,868	$78,618	$—	$188,522
2002	81,059	21,009	80,926	—	182,994

Depreciation and amortization
2003	$1,679	$197	$1,381	$1,885	$5,142
2002	2,218	678	3,081	1,703	7,680

Provision for doubtful accounts
2003	$1,292	$116	$994	$—	$2,402
2002	1,762	137	977	(9)	2,867

Interest and other income
2003	$841	$3	$1,446	$207	$2,497
2002	826	11	1,086	269	2,192

Income (loss) before income taxes
2003	$13,449	$7,976	$19,467	$(7,374)	$33,518
2002	7,405	5,889	20,896	(4,118)	30,072

	Electrical & Plumbing (1)	Industrial	Water & Sewer/Building Materials (1)	Corporate & Other	Total
Nine Months Ended

Net sales
2003	$1,127,608	$240,105	$1,001,003	$—	$2,368,716
2002	1,140,615	254,386	976,424	83	2,371,508

Gross profit
2003	$249,242	$66,644	$234,537	$—	$550,423
2002	248,245	64,438	227,368	(973)	539,078

Depreciation and amortization
2003	$4,524	$603	$4,349	$5,452	$14,928
2002	7,138	2,076	9,035	5,340	23,589

Provision for doubtful accounts
2003	$3,870	$437	$3,841	$—	$8,148
2002	4,283	517	2,567	248	7,615

Interest and other income
2003	$3,172	$5	$4,485	$344	$8,006
2002	3,224	43	3,681	1,739	8,687

Income (loss) before income taxes
2003	$34,451	$21,100	$56,444	$(26,037)	$85,958
2002	24,144	17,891	49,034	(25,262)	65,807

(1)
In addition to the reclassifications discussed above, prior year amounts have also been reclassified to reflect the transfer of branches between the Electrical & Plumbing and Water & Sewer/Building Material Groups, which resulted from the change in management structure discussed above.

The following table presents the Company’s accounts receivable net of the allowance for doubtful accounts, inventories, and goodwill for each Group at November 1, 2002 and January 25, 2002:

	As of November 1, 2002
	Accounts Receivable	Inventories	Goodwill	Group Assets
Electrical & Plumbing	$207,452	$205,082	$115,446	$527,980
Industrial	42,031	119,169	56,398	217,598
Water & Sewer/Building Materials	211,969	118,686	145,271	475,926

Total	$461,452	$442,937	$317,115	1,221,504

Cash and cash equivalents				2,319
Deferred income taxes				17,615
Other current assets				40,429
Property and equipment				148,377
Other assets				28,716

Total Assets				$1,458,960

	As of January 25, 2002
	Accounts Receivable	Inventories	Goodwill	Group Assets
Electrical & Plumbing	$168,702	$176,599	$62,139	$407,440
Industrial	42,971	103,663	56,398	203,032
Water & Sewer/Building Materials	176,280	116,179	145,271	437,730

Total	$387,953	$396,441	$263,808	1,048,202

Cash and cash equivalents				6,817
Deferred income taxes				15,420
Other current assets				56,809
Property and equipment				145,702
Other assets				20,312

Total Assets				$1,293,262

PART I.    FINANCIAL INFORMATION — Continued

HUGHES SUPPLY, INC.

(in thousands, except share and per share data)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition of the Company as of November 1, 2002 and the results of operations for the three and nine months then ended. This information should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained herein and in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 25, 2002.

Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results or events may differ significantly from those indicated in such forward-looking statements as a result of various important factors. These factors include, but are not limited to, the strength of the construction market, general economic conditions, the Company’s dependence on credit sales, fluctuating commodity prices, competition, unexpected product shortages, the Company’s reliance on key personnel, success in integrating acquired business units, and other factors that may be described in the Annual Report and/or other filings with the Securities and Exchange Commission. The Company assumes no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Material Changes in Results of Operations

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 will be a 53-week period while fiscal year 2002 was a 52-week period. The nine months ended November 1, 2002 and October 26, 2001 contained 40 and 39 weeks, respectively, while the third quarter of both fiscal periods contained 13 weeks.

Segment Information

During the first quarter of fiscal 2003, the Company completed the reorganization of its management structure, which started in fiscal 2002 after the new president/chief operating officer had been with the Company for several months and a new strategic direction set. In connection with this reorganization, the Company initiated centralization programs in vendor relations, customer service, and support service areas, which are designed to leverage these functions across the entire Company. The branch operations were then reorganized under the management of three group (“Group”) presidents, as compared to being managed by five Group presidents in the prior fiscal year.

Based on the requirements of Statement of Financial Accounting Standards (“FAS”) 131, Disclosures about Segments of an Enterprise and Related Information, which aligns financial reporting with management structure and responsibility, the Company combined the operating results of its previous Electrical and Plumbing/HVAC Groups, to create a single Electrical & Plumbing segment, which reports to one Group president. The Company also combined the Water & Sewer and Building Materials Groups, to create a single Water & Sewer/Building Materials segment, which reports to one Group president. The Industrial Group president was not affected by the changes in management responsibility. These three Groups represent the Company’s reportable segments. This is the basis management uses for making operating decisions and assessing performance, and is on a basis consistent with how business activities are reported internally to management and the board of directors.

The Electrical & Plumbing Group includes the Company’s electrical and electric utility products, plumbing/HVAC products, and its international business. The Industrial Group includes the Company’s industrial pipe, valves, and fittings products. The Water & Sewer/Building Materials Group includes the Company’s water and sewer products, building materials products and maintenance supplies, fire protection products, and concrete products. The “Corporate & Other” category includes corporate level expenses not allocated to the Company’s operating Groups, along with revenues and expenses for bestroute.com in fiscal 2002.

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

Net Sales

Net sales in the quarter ended November 1, 2002 increased $14,019 or 1.8% compared to the prior year’s third quarter. Acquired and newly-opened branches accounted for $51,487 of the increase in net sales. The majority of net sales for acquired and newly-opened branches related to the acquisition of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”) in the Electrical & Plumbing Group with $47,919 of net sales. Comparable branch sales declined $17,338 or 2.4% largely as a result of a slow-down in the non-residential building and commercial construction sectors, including office buildings, hotels and motels, and other commercial buildings. This slow-down created pricing pressure on newer projects. Comparable branch sales were also unfavorably impacted by a decline in industrial sales as certain projects have been postponed and/or cancelled until economic conditions become more stable. The remaining difference of $20,130 is attributable to the closure and/or consolidation of under-performing branches, primarily in the Electrical & Plumbing and Water & Sewer/Building Materials Groups.

Net sales in the nine months ended November 1, 2002 decreased $2,792 or 0.1% compared to the prior year’s first nine months. Comparable branch sales declined $78,473 or 3.5% primarily due to a slow-down in the non-residential building and commercial construction sectors, which created pricing pressure on newer projects along with a decline in industrial sales as certain projects have been postponed and/or cancelled. An additional $72,222 of the decrease is attributable to the closure and/or consolidation of under-performing branches. Partially offsetting these declines was an increase of $92,771 in net sales for acquired and newly-opened branches combined with the addition of $55,132 in net sales from the additional week included in the first quarter of fiscal 2003. The majority of net sales for acquired and newly-opened branches related to the Electrical & Plumbing and Water & Sewer/Building Materials Groups, which accounted for $55,476 and $35,530 of the increase in net sales.

Consolidated and comparable branch sales by Group in the third quarter and the first nine months of fiscal 2003 and 2002 were as follows:

	Consolidated Net Sales			Comparable Branch Sales
	Three Months Ended			Three Months Ended
	November 1, 2002	October 26, 2001	Percent Variance	November 1, 2002	October 26, 2001	Percent Variance
Electrical & Plumbing	$398,011	$370,877	7.3%	$334,013	$346,538	(3.6)%
Industrial	78,768	82,996	(5.1)%	78,071	82,594	(5.5)%
Water & Sewer/Building Materials	327,282	336,169	(2.6)%	303,450	303,740	(0.1)%
Corporate & Other	—	—	—	—	—	—

	$804,061	$790,042	1.8%	$715,534	$732,872	(2.4)%

	Consolidated Net Sales			Comparable Branch Sales
	Nine Months Ended			Nine Months Ended
	November 1, 2002	October 26, 2001	Percent Variance	November 1, 2002	October 26, 2001	Percent Variance
Electrical & Plumbing	$1,127,608	1,140,615	(1.1)%	$1,029,895	$1,081,490	(4.8)%
Industrial	240,105	254,386	(5.6)%	238,352	258,302	(7.7)%
Water & Sewer/Building Materials	1,001,003	976,424	2.5%	920,619	927,547	(0.7)%
Corporate & Other	—	83	—	—	—	—

	$2,368,716	$2,371,508	(0.1)%	$2,188,866	$2,267,339	(3.5)%

The following sets forth factors impacting comparable branch sales for the Company’s operating Groups:

Electrical & Plumbing

Comparable branch sales decreased $12,525 or 3.6% and $51,595 or 4.8% in the third quarter and first nine months of fiscal 2003, respectively, compared to the same periods in fiscal 2002. These decreases were primarily attributable to an overall weakness in the electrical construction market, particularly in Florida, Georgia, and Texas. This Group supplied materials for several large infrastructure projects in fiscal 2002 with no corresponding replacement projects in fiscal 2003. Comparable branch sales in the Texas market were unfavorably impacted due to inclement weather conditions. Net sales in the plumbing product line held relatively solid despite current market conditions.

Industrial

Comparable branch sales decreased $4,523 or 5.5% and $19,950 or 7.7% in the third quarter and first nine months of fiscal 2003, respectively, compared to the same periods in fiscal 2002. These decreases were primarily due to the postponement and cancellation of certain power generation, gas utility, and petro-chemical plant construction and/or rehabilitation projects in late fiscal 2002 and early fiscal 2003. These projects were postponed and cancelled by the Company’s customers due to weakened economic conditions, which resulted in reduced plant utilization. The comparable branch sales decline was partially offset by increased sales prices for certain commodity-based products, including stainless steel and nickel alloys. Nickel pricing increased approximately 10% compared to the prior year’s first nine months.

Water & Sewer/Building Materials

Comparable branch sales decreased slightly by $290 or 0.1% and $6,928 or 0.7% in the third quarter and first nine months of fiscal 2003 compared to the same periods in fiscal 2002. These decreases were primarily driven by declines in the building materials and fire protection product lines due to a slow-down in the commercial and non-residential construction sectors. Net sales in the first quarter of fiscal 2003 for the water and sewer product line were also unfavorably impacted by the change in commodity prices for certain PVC products, which has since abated. Partially offsetting these declines was strong sales growth in the Company’s maintenance supplies and water and sewer product lines earlier in the year.

Gross Profit and Gross Margin

Gross profit in the third quarter ended November 1, 2002 increased $5,528 or 3.0% compared to the prior year’s third quarter. This increase was primarily driven by acquired and newly-opened branches, which accounted for $6,307 of the increase in gross profit. Comparable branch gross profit increased $3,195 or 1.9% primarily as a result of increases in vendor rebate programs, focused purchasing, and a change to a more proactive management and disposition of dead stock and slower-moving inventories (the “Company’s dead stock program”). Partially offsetting these increases was a decline of $3,974 related to the closure and/or consolidation of branches. Gross margin totaled 23.4% and 23.2% in the third quarter of fiscal 2003 and 2002, respectively. The net improvement in gross margin was the result of various factors, both positive and negative. Gross margins increased due to increased vendor rebates (38 basis points), favorable results of the Company’s dead stock program (42 basis points), improved margins from the Industrial Group, primarily driven by nickel pricing (29 basis points), and improved margins from the 53 branches which are now on the “Hughes Unified” operating system, primarily resulting from the implementation of centralized price matrices (37 basis points). Pricing pressures brought about by the intensified competition resulting from the slow-down in the non-residential and commercial construction sectors as well as the impact of deflationary pressures on PVC and ductile pipe products combined to offset the increases which resulted in a net 20 basis point improvement in gross margin.

Gross profit in the nine months ended November 1, 2002 increased $11,345 or 2.1% compared to the prior year’s first nine months. This increase was primarily driven by acquired and newly-opened branches, which accounted for $14,396 of the increase in gross profit, combined with the addition of $12,995 in net sales from the additional week included in the first quarter of fiscal 2003. Comparable branch gross profit decreased $3,047 or 0.6% primarily as a result of the slow-down in the commercial construction sector combined with deflationary pricing pressure on PVC and ductile pipe products. The remaining decrease of $12,999 related to the closure and/or consolidation of branches. Gross margin totaled 23.2% and 22.7% in the first nine months of fiscal 2003 and 2002, respectively. The net improvement in gross margin was the result of various factors, both positive and negative. Gross margins increased due to increased vendor rebates (18 basis points), favorable results of the Company’s dead stock program (30 basis points), improved margins from the Industrial Group, primarily driven by nickel pricing (23 basis points), and improved margins from the 53 branches which are now on the “Hughes Unified” operating system, primarily resulting from the implementation of centralized price matrices (7 basis points). Pricing pressures brought about by the intensified competition resulting from the slow-down in the non-residential and commercial construction sectors as well as the impact of deflationary pressures on PVC and ductile pipe products combined to offset the increases which resulted in a net 50 basis point improvement in gross margin.

Gross profit and gross margin by Group in the third quarter and the first nine months of fiscal 2003 and 2002 were as follows:

	Gross Profit			Gross Margin
	Three Months Ended			Three Months Ended
	November 1, 2002	October 26, 2001	Percent Variance	November 1, 2002	October 26, 2001	Basis Point Variance
Electrical & Plumbing	$87,036	$81,059	7.4%	21.9%	21.9%	—
Industrial	22,868	21,009	8.8%	29.0%	25.3%	370
Water & Sewer/Building Materials	78,618	80,926	(2.9)%	24.0%	24.1%	(10)
Corporate & Other	—	—	—	—	—	—

	$188,522	$182,994	3.0%	23.4%	23.2%	20

	Gross Profit			Gross Margin
	Nine Months Ended			Nine Months Ended
	November 1, 2002	October 26, 2001	Percent Variance	November 1, 2002	October 26, 2001	Basis Point Variance
Electrical & Plumbing	$249,242	$248,245	0.4%	22.1%	21.8%	30
Industrial	66,644	64,438	3.4%	27.8%	25.3%	250
Water & Sewer/Building Materials	234,537	227,368	3.1%	23.4%	23.3%	10
Corporate & Other	—	(973)	—	—	—	—

	$550,423	$539,078	2.1%	23.2%	22.7%	50

Electrical & Plumbing

The 30 basis point improvement in gross margin in the first nine months of fiscal 2003 was largely the result of the closure of certain under-performing branches in fiscal 2002 coupled with the implementation of centralized price matrices on the new “Hughes Unified” operating system. During the third and fourth quarters of fiscal 2002, the Company closed approximately 30 branches in the Electrical & Plumbing Group because they did not strategically fit into the Company’s core businesses and/or they did not perform to expectations. In fiscal 2003, three additional branches were closed. These branches generally yielded lower gross margins in relation to the other branches. Gross margin was also favorably impacted by margin improvement programs initiated during fiscal 2002, including increases in vendor rebate programs, focused purchasing, and favorable results from the Company’s dead stock program, which was initiated in fiscal 2003. The newly acquired Utiliserve branches negatively impacted gross margins because of the lower margins generated on a higher proportion of direct shipments. Competitive pricing pressures in the commercial construction sector also unfavorably impacted gross margins.

Industrial

The 370 and 250 basis point improvements in gross margin in the third quarter and first nine months of fiscal 2003, respectively, were due to increased sales prices for certain commodity-based products, including stainless steel and nickel alloys. The Industrial Group’s gross margins have benefited from favorable nickel pricing. Nickel pricing increased approximately 10% compared to the prior year’s first nine months. Gross margin was also favorably impacted by increases in vendor rebate programs.

Water & Sewer/Building Materials

Gross margins in the Water & Sewer/Building Materials Group remained relatively flat on a comparable basis. The 10 basis point reduction in gross margin in the third quarter of fiscal 2003 was primarily attributable to competition and deflationary pricing pressure on PVC and ductile pipe products. On a year-to-date basis, gross margin improved 10 basis points as a result of the favorable impact of margin improvement programs initiated during fiscal 2002, including increases in vendor rebate programs, focused purchasing, and favorable results from the Company’s dead stock program, which was initiated in fiscal 2003.

Operating Expenses

Operating expenses in the third quarter and the first nine months of fiscal 2003 and 2002 were as follows:

	Operating Expenses				% of Net Sales
	Three Months Ended				Three Months Ended
	November 1, 2002	October 26, 2001	Dollar Variance	Percent Variance	November 1, 2002	October 26, 2001
Personnel expenses	$96,627	$93,294	$3,333	3.6%	12.0%	11.8%
Other selling, general and administrative expenses	45,672	42,615	3,057	7.2%	5.7%	5.4%
Depreciation and amortization	5,142	7,680	(2,538)	(33.0)%	0.6%	1.0%
Provision for doubtful accounts	2,402	2,867	(465)	(16.2)%	0.3%	0.4%

	$149,843	$146,456	$3,387	2.3%	18.6%	18.5%

	Operating Expenses				% of Net Sales
	Nine Months Ended				Nine Months Ended
	November 1, 2002	October 26, 2001	Dollar Variance	Percent Variance	November 1, 2002	October 26, 2001
Personnel expenses	$287,955	$288,060	$(105)	—	12.2%	12.1%
Other selling, general and administrative expenses	138,380	134,766	3,614	2.7%	5.8%	5.7%
Depreciation and amortization	14,928	23,589	(8,661)	(36.7)%	0.6%	1.0%
Provision for doubtful accounts	8,148	7,615	533	7.0%	0.3%	0.3%

	$449,411	$454,030	$(4,619)	1.0%	19.0%	19.1%

Three Months Ended November 1, 2002

As a percentage of net sales, personnel expenses totaled 12.0% and 11.8% in the third quarter of fiscal 2003 and 2002, respectively. The 20 basis point increase was largely due to lower comparable branch sales levels and normal pay rate increases combined with higher employee health insurance expense and incentive compensation expense. The Company’s workforce remained essentially flat with 7,239 and 7,278 employees as of October 26, 2001 and November 1, 2002, respectively. At November 1, 2002, this included 154 additional employees as a result of the acquisition of Utiliserve. Employee health insurance expense increased $1,356 as a result of higher inpatient claims and continued increases in overall health care costs, including prescription drug costs. Personnel expenses were also impacted by an increase of $745 in incentive compensation expense due to increased profitability along with compensation expense related to the 400,000 shares of restricted stock issued during fiscal 2002. These increases were partially offset by a decrease of $688 in discretionary type expenses, including overtime and contract labor, as a result of the cost reduction programs initiated in fiscal 2002.

Other selling, general and administrative expenses as a percentage of net sales totaled 5.7% and 5.4% in the third quarter of fiscal 2003 and 2002, respectively. This increase was primarily due to lower comparable branch sales levels and higher losses associated with the Company’s casualty insurance program of $1,508 and certain professional fees associated with consulting for various projects of $618. Other selling, general and administrative expenses totaling $426 related to the new “Hughes Unified” operating system currently being implemented by the Company.

Depreciation and amortization decreased $2,538 or 33.0% in the third quarter of fiscal 2003 compared to the prior year’s third quarter. Substantially all of the decrease related to the amortization of goodwill, which was eliminated under FAS 142.

As a percentage of net sales, the provision for doubtful accounts totaled 0.3% and 0.4% in the third quarter of fiscal 2003 and 2002, respectively. The overall decrease was related to additional provisions in fiscal 2002 for uncollectible receivables related to the Company’s international business. Excluding the provisions related to the Company’s international business, the provision for doubtful accounts remained flat at 0.3% in the third quarter of fiscal 2003 and 2002, respectively.

Nine Months Ended November 1, 2002

As a percentage of net sales, personnel expenses remained relatively flat at 12.2% and 12.1% in the first nine months of fiscal 2003 and 2002, respectively. The additional week added $7,200 of personnel expenses in the first quarter of fiscal 2003. Had the additional week been excluded from operating results, personnel expenses in the first nine months of fiscal 2003 would have been $280,755, a $7,305 or 2.5% decrease from the prior year’s first nine months. Personnel expenses were also favorably impacted by reductions of $3,021 in discretionary type expenses, including overtime and contract labor, as a result of the cost reduction programs initiated in fiscal 2002. Severance expense also declined in fiscal 2003 and totaled $475 and $2,634 in the first nine months of fiscal 2003 and 2002, respectively. Approximately $1,500 of severance expense in fiscal 2002 related to the Company’s separation agreement with its former president, which occurred during the first quarter of fiscal 2002. Incentive compensation expense under stock plans of $1,878 and $540 in the first nine months of fiscal 2003 and 2002, respectively, primarily related to the 400,000 shares of restricted stock issued to key executives during fiscal 2002 as previously discussed above.

Other selling, general and administrative expenses as a percentage of net sales totaled 5.8% and 5.7% in the first nine months of fiscal 2003 and 2002, respectively. The additional week added $1,216 of other selling, general and administrative expenses in the first quarter of fiscal 2003. Had the additional week been excluded from operating results, other selling, general and administrative expenses in the first nine months of fiscal 2003 would have been $137,164, a $2,398 or 1.8% increase from the prior year’s first nine months. This increase was primarily due to a non-recurring donation totaling $800 made by the Company in the second quarter of fiscal 2003 to the Hughes Supply, Inc. Foundation, a not-for-profit charitable organization, combined with higher losses on the Company’s casualty insurance program of $1,752.

Depreciation and amortization decreased $8,661 or 36.7% in the first nine months of fiscal 2003 compared to the prior year’s first nine months. Of the total decrease, $6,816 related to the amortization of goodwill, which was eliminated under FAS 142. The remaining decrease of $1,845 was primarily due to reduced capital spending in fiscal 2003 along with the elimination of depreciation expense related to the Company’s forklift fleet and trailers. Certain of these assets were sold and subsequently leased back by the Company in August 2001.

As a percentage of net sales, the provision for doubtful accounts remained flat at 0.3% in the first nine months of fiscal 2003 and 2002, respectively.

The Company will continue to evaluate operations and balance its cost structure in light of current economic conditions.

Interest and Other Income

Interest and other income totaled $2,497 and $2,192 in the third quarter of fiscal 2003 and 2002, respectively. For the first nine months of fiscal 2003 and 2002, interest and other income totaled $8,006 and $8,687, respectively. Included in interest and other income were gains (losses) on sales of property and equipment which totaled $75 and ($86) in the third quarter of fiscal 2003 and 2002, respectively, and $1,395 and $569 in the first nine months of fiscal 2003 and 2002, respectively. The overall increases in gains on sales of property and equipment were due to the sale of certain land and building assets resulting from the closure and consolidation of branches. Excluding gains on sales of property and equipment, interest and other income totaled $2,422 and $2,278 in the third quarter of fiscal 2003 and 2002, respectively, and $6,611 and $8,118 in the first nine months of fiscal 2003 and 2002, respectively. The decrease in the nine months ended November 1, 2002 was primarily attributable to non-recurring interest income of $2,055 in fiscal 2002 due to the collection in full of the $25,000 short-term note agreement.

receivable received in connection with the Company’s sale of its pool and spa business combined with reduced finance charge income and foreign exchange gains.

Interest Expense

Interest expense totaled $7,658 and $8,658 in the third quarter of fiscal 2003 and 2002, respectively. In the first nine months of fiscal 2003 and 2002, interest expense totaled $23,060 and $27,928, respectively. The decreases in fiscal 2003 were primarily due to a reduction of average outstanding debt balances combined with lower interest rates in fiscal 2003. Borrowing levels were reduced in the first and second quarters of fiscal 2003 largely as a result of working capital improvements. In the third quarter of fiscal 2003, the Company made additional borrowings under its revolving credit agreement in order to fund the acquisition of Utiliserve. As a result, total debt increased from $422,846 as of January 25, 2002 to $455,914 as of November 1, 2002.

Net Income

Net income totaled $19,775 and $17,742 in the third quarter of fiscal 2003 and 2002, respectively. Diluted earnings per share was $0.84 and $0.76 in the third quarter of fiscal 2003 and 2002, respectively. For the first nine months of fiscal 2003, net income totaled $50,715 and $38,826, respectively. Diluted earnings per share was $2.14 and $1.66 in the first nine months of fiscal 2003 and 2002, respectively. The factors impacting net income and diluted earnings per share have been enumerated above.

Liquidity and Capital Resources

The following sets forth certain measures of the Company’s liquidity:

	Nine Months Ended
	November 1, 2002	October 26, 2001
Net cash provided by operating activities	$69,888	$127,407
Net cash used in investing activities	(43,072)	(20,702)
Net cash used in financing activities	(31,314)	(115,535)
	November 1, 2002	January 25, 2002
Working capital	$612,856	$588,275
Current ratio	2.7 to 1	3.1 to 1
Long-term debt-to-capital	40.2%	40.4%

The working capital increase of $24,581 was driven by higher levels of accounts receivable and inventories partially offset by lower levels of cash and other current assets and higher accounts payable and other current liabilities levels. The higher accounts receivable, inventories, accounts payable, and other current liabilities balances reflect the acquisition of Utiliserve, which added $23,035 of working capital at November 1, 2002, and the timing of payments, which represent a normal trend for the third quarter.

Operating Activities

In the first nine months of fiscal 2003 and 2002, cash flows provided by operating activities totaled $69,888 and $127,407, respectively. This decrease was primarily due to the addition of $61,713 of gross accounts receivable and $16,049 of inventories in the first nine months of fiscal 2003 compared with an increase of $5,228 of gross accounts receivable and a decrease of $54,744 of inventories in the comparable period in fiscal 2002. Partially offsetting these changes were increases in net income and accounts payable. Accounts receivable increased as a result of higher sales volumes. Overall, days sales outstanding for accounts receivable remained relatively flat in both periods. Inventories and accounts payable increased as a result of strategic purchases, primarily in the Industrial Group.

Investing Activities

The Company’s expenditures for property and equipment totaled $13,321 and $11,770 in the first nine months of fiscal 2003 and 2002, respectively. Of the total $13,321 of capital expenditures, $5,766 related to the new “Hughes Unified” operating system currently being implemented by the Company. Capital expenditures are expected to be approximately $17,000 in fiscal 2003, of which approximately $7,000 to $8,000 relates to the new “Hughes Unified” operating system. This excludes amounts for any business acquisitions, the Company’s new corporate headquarters facility in Orlando, Florida, and a new warehouse in Miami, Florida.

Proceeds from the sale of property and equipment totaled $3,671 and $8,150 in the first nine months of fiscal 2003 and 2002, respectively. The decrease was due to the sale and subsequent lease-back of substantially all of the Company’s forklift fleet and certain of the Company’s trailers in August 2001, which generated cash proceeds of approximately $5,700. Partially offsetting this decrease were proceeds from sales of certain land and building assets in fiscal 2003 resulting from the closure and consolidation of branches.

During the first nine months of fiscal 2003 and 2002, cash payments for business acquisitions totaled $33,422 and $31,809, respectively. In August 2002, the Company acquired one hundred percent of the capital stock of Utiliserve, a wholesale distributor of electrical transmission and distribution products and services to the U.S. electric utility industry. The Company paid $33,422 for the equity value of Utiliserve and assumed $54,536 and $27,849 of long-term and other liabilities, respectively.

On March 2, 2001, in connection with the closure of bestroute.com, one of the Company’s e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company’s stock rights originally issued as consideration for the bestroute.com acquisition. This agreement canceled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7,273 in cash, all of which was paid by the end of the second quarter of fiscal 2002.

In connection with the sale of the assets of the Company’s pool and spa business in January 2001, the Company received a portion of the consideration in the form of a $25,000 short-term note receivable. The note receivable bore interest at 7.0% and $22,000 was collected by the end of the third quarter of fiscal 2002.

Financing Activities

Total debt was $455,914 and $422,846 as of November 1, 2002 and January 25, 2002, respectively, reflecting an increase of $33,068 or 7.8%. The increase in total debt was due to borrowings made under the Company’s revolving credit agreement to fund the acquisition of Utiliserve. Net borrowings (payments) on the Company’s revolving credit agreement totaled $34,605 and $(89,717) in the first nine months of fiscal 2003 and 2002, respectively. Scheduled principal payments on the Company’s senior notes totaled $6,572 and $4,667 in the first nine months of fiscal 2003 and 2002, respectively. Other principal payments, including debt of acquired entities, totaled $54,154 and $8,684 in the first nine months of fiscal 2003 and 2002, respectively.

On July 31, 2002, the Company’s line of credit agreement with maximum borrowing capacity of $36,250 matured and was not renewed by the Company.

The Company has two short-term lines of credit with borrowing capacities of $10,000 and $15,000, respectively. On July 25, 2002, both line of credit agreements were amended to extend the maturity dates to June 30, 2003. Concurrently with this amendment, the funds under the $15,000 line of credit agreement were allocated to an operating lease agreement. On August 30, 2002, the operating lease agreement was amended to increase borrowing capacity from $15,000 to $18,666. Under the terms of the operating lease agreement, the Company leases certain equipment, including vehicles, forklifts, and trailers from various companies with funds provided by the $18,666 line of credit. Monthly payments are made to the bank in accordance with the terms of each specific equipment lease. There was no remaining availability under the operating lease agreement at November 1, 2002. There were no amounts outstanding at November 1, 2002 under the $10,000 line of credit

On June 7, 2002, the Company terminated its loan and master lease agreement (the “lease agreement”) with Atlantic Financial Group, Ltd. as lessor, and SunTrust Bank (“SunTrust”). Concurrently, the Company executed a new real estate term credit agreement (the “credit agreement”) with SunTrust, and the outstanding principal balance of $1,694 under the lease agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25,000 for the acquisition and development of the Company’s new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads (currently estimated to be 102.5 basis points) and matures July 31, 2005. At November 1, 2002, the total outstanding borrowings and related assets of $11,242 under the credit agreement are recorded in long-term debt and construction in progress.

Dividend payments remained flat and totaled $6,075 and $6,076 during the first nine months of fiscal 2003 and 2002, respectively.

On March 15, 1999, the Company’s board of directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased a total of 1,413,800 shares at an average price of $22.32 per share, of which 98,000 and 394,700 shares at an average price of $28.48 and $19.10 per share, respectively, were repurchased during the first nine months of fiscal 2003 and 2002, respectively. Continued repurchases of the Company’s stock, if any, will be made from time to time in the open market at prevailing market prices.

As of November 1, 2002, the Company had $2,319 of cash and cash equivalents and $197,622 of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities and to fund share repurchases. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of stock.

Recent Accounting Pronouncements

FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, were issued in June 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under FAS 142, goodwill is no longer amortized but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy previously followed by the Company. The Company adopted FAS 142 effective January 26, 2002.

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

Prior to the adoption of FAS 142, the Company amortized goodwill over estimated useful lives ranging from 15 to 40 years. Amortization of goodwill totaled $2,454 and $6,816 in the three and nine months ended October 26, 2001, respectively. Had the Company accounted for goodwill consistent with the provisions of FAS 142 in prior periods, the Company’s net income, basic earnings per share, and diluted earnings per share would have been affected as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2002	October 26, 2001	November 1, 2002	October 26, 2001
Net income, as reported	$19,775	$17,742	$50,715	$38,826
Add: goodwill amortization, net of tax	—	1,448	—–	4,021

Adjusted net income	$19,775	$19,190	$50,715	$42,847

Basic earnings per share, as reported	$0.85	$0.77	$2.18	$1.67
Add: goodwill amortization, net of tax	—	0.06	—	0.17

Adjusted basic earnings per share	$0.85	$0.83	$2.18	$1.84

Diluted earnings per share, as reported	$0.84	$0.76	$2.14	$1.66
Add: goodwill amortization, net of tax	—	0.06	—	0.17

Adjusted diluted earnings per share	$0.84	$0.82	$2.14	$1.83

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

FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This standard establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under FAS 144, goodwill is no longer allocated to long-lived assets, and, therefore, no longer subjected to testing for impairment as part of those assets, but tested separately as prescribed by FAS 142. In addition, FAS 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company adopted FAS 144 as of January 26, 2002. The adoption had no impact on the Company’s consolidated financial statements.

FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This newly issued standard rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion No. 30 will now be used to classify those gains and losses. FAS 145 also amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, FAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. For the provisions related to the rescission of FAS 4, FAS 145 is effective for the Company beginning in fiscal 2004. The remaining provisions of FAS 145 are effective for the Company in fiscal 2003. The Company does not expect the adoption of FAS 145 to have a material impact on its consolidated financial statements.

FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under the previous guidance of Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), certain exit costs were recorded upon management’s commitment to an exit plan. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company will adopt FAS 146 effective January 1, 2003 and does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2002, the EITF reached a consensus with respect to EITF Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. This consensus includes a presumption that cash consideration received by a customer from a vendor be treated as a reduction of cost of sales when recognized in the customer’s income statement. In addition, if the vendor offers the customer a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified level of purchases or remains a customer for a specified time period, the customer should recognize the rebate or refund as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund. As the Company already accounts for such consideration as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration to be received, this EITF has no impact on the Company’s consolidated financial statements.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the notes to the Annual Report. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. The Company’s critical accounting policies relating to the allowance for doubtful accounts, impairment of long-lived assets, and self-insurance reserves are described in the Annual Report. As of November 1, 2002, there have been no material changes to any of the critical accounting policies with the exception of inventories as discussed below.

Inventories

Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the average cost method. The Company evaluates its inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of a branch’s physical inventory results over the last two years and a review of potential dead stock based on historical product sales and forecasted sales. Periodically, the branch’s perpetual inventory records are adjusted to reflect permanent declines in market value. During the third quarter of fiscal 2003, the Company changed its estimate of potential dead stock as discussed below. This change resulted in inventory reserves of $7,773 at November 1, 2002 compared to $9,849 at January 25, 2002.

During the third quarter of fiscal 2002, the Company initiated an inventory management group to better manage potential dead stock and excess inventories. Their efforts have been strengthened over the course of fiscal 2003 through the use of improved inventory reporting tools, including the analysis of inventory on a product by product basis. The combination of renewed emphasis on inventory management and the greater visibility from the new reporting tools led to the development of programs to dispose of dead stock on a product specific basis. These programs include returning products to manufacturers, transferring products to other branches where the products are selling, reducing the sales prices of the products, and disposing of any remaining products that could not be returned, transferred, or sold. As a result of this analysis and these programs, the Company reduced its estimate of inventory reserves required for potential dead stock, which resulted in an adjusted reserve of $7,773 at November 1, 2002 compared to $9,849 at January 25, 2002. This adjustment favorably impacted gross margin in the third quarter and first nine months of fiscal 2003 by 42 and 30 basis points, respectively (See Gross Profit and Gross Margin section of management’s discussion and analysis of financial condition and results of operations for additional discussion on the Company’s gross profit and gross margin).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on outstanding variable-rate debt and from changes in the prices of certain of its products that result from commodity price fluctuations.

Interest Rate Risk

At November 1, 2002, the Company had $99,419 of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their November 1, 2002 levels, the market risk with respect to the Company’s variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a balance between fixed and variable rate debt and by entering into interest rate swaps.

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

Item 4.    Controls and Procedures

Within 90 days before the filing date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the Company’s management conducted its evaluation.

PART II.    OTHER INFORMATION

HUGHES SUPPLY, INC.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended November 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date: December 12, 2002	By:	/s/	DAVID H. HUGHES

David H. Hughes
Chairman of the Board
and Chief Executive Officer

Date: December 12, 2002	By:	/s/	J. STEPHEN ZEPF

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	/s/	DAVID H. HUGHES

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	/s/	J. STEPHEN ZEPF

J. Stephen Zepf
Chief Financial Officer
and Chief Accounting Officer