Form 10-K
period 2003-01-31
HUGHES SUPPLY INC
filed 2003-04-18
CIK 49029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2003

OR

|_|             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

001-08772
Commission File Number

HUGHES SUPPLY, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0559446 (I.R.S. Employer Identification No.)

20 North Orange Avenue
Suite 200
Orlando, Florida 32801
(Address of principal executive offices)

(407) 841-4755
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock ($1.00 Par Value)	Name of Each Exchange on Which Registered New York Stock Exchange

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

Yes |X|          No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes |_|          No |X|

The aggregate market value of the registrant’s voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ($34.04 per share as of August 2, 2002): $771,139,022.

There were 23,432,164 shares of the Registrant’s Common Stock ($1.00 par value) outstanding as of April 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 20, 2003 are incorporated by reference in Part III of this Report.

PART I

ITEM 1.         Business

Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “may,” “will,” “should,” “plan,” “intend,” and similar expressions are intended to identify forward-looking statements. Although Hughes Supply, Inc. (as used throughout this report, “Hughes,” the “Company,” or the “Registrant” refers to Hughes Supply, Inc. and its subsidiaries, except where the context otherwise requires) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results or events may differ significantly from those indicated in such forward-looking statements as a result of various important factors. These factors are discussed further in the caption Risk Factors below. The Company assumes no obligation to publicly update or revise its forward-looking statements. The following should be read in conjunction with the Company’s consolidated financial statements and the notes thereto filed as part of this report.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 contained 53 weeks while fiscal years 2002 and 2001 contained 52 weeks. The additional week in fiscal 2003 was included in the first quarter.

Business

Hughes Supply, Inc., founded in 1928, is a diversified wholesale distributor of construction and industrial materials, equipment, and supplies to commercial construction, residential construction, industrial, and public infrastructure markets in North America. Headquartered in Orlando, Florida, the Company distributes over 300,000 products, representing three major product groups, through 451 wholesale branches located in 34 states. The Company’s principal customers are electrical, plumbing, mechanical, fire protection, and underground utility contractors, electric utility customers, property management and property development companies, municipalities and government agencies, telecommunication companies, and industrial companies. Industrial companies include businesses in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical, and marine industries.

The Company’s mission is to be the best in customer service in each of the industries it serves, while also being the most efficient. To meet that challenge, the Company will use its strength of diversity. The Company’s primary focus is on offering customers the finest in Solutions, Supply and Service.

During the first quarter of fiscal 2003, the Company completed the reorganization of its management structure, which started in fiscal 2002 after the new president/chief operating officer had been with the Company for several months and a new strategic direction set. In connection with this reorganization, the Company initiated centralization programs in vendor relations, customer service, and support service areas. These programs are designed to leverage these functions across the entire Company. The branch operations were then reorganized under the management of three group (“Group”) presidents, as compared to being managed by five Group presidents in the prior fiscal year.

Based on the requirements of Statement of Financial Accounting Standards (“FAS”) 131, Disclosures about Segments of an Enterprise and Related Information, which aligns financial reporting with management structure and responsibility, the Company combined the operating results of its previous Electrical and Plumbing/HVAC Groups, to create a single Electrical & Plumbing segment, which reports to one Group president. The Company also combined the Water & Sewer and Building Materials Groups, to create a single Water & Sewer/Building Materials segment, which reports to one Group president. The Industrial Group president was not affected by the changes in management responsibility. These three Groups represent the Company’s reportable segments. This is the basis management uses for making operating decisions and assessing performance, and is on a basis consistent with how business activities are reported internally to management and the board of directors. This product-driven organizational structure is designed to enhance the Company’s competitive position in the marketplace by intensifying the Company’s focus on satisfying customer needs, strengthening vendor relationships, and streamlining the decision-making processes of the Company. Financial information about the Company’s operating segments is set forth in note 16 of the notes to the consolidated financial statements filed as part of this report.

Products

The Company focuses on distributing construction and industrial products that leverage its strengths in inventory management, purchasing, specialized sales forces by product category, distribution and logistics, credit management, and information technology. The Company has intensified its focus on providing value-added products and services, including integrated supply arrangements, high-density polyethylene fusion services, leak detection services, fabrication, rental equipment, maintenance and repair, facilities management, and the development of national accounts. The Company distributes products and offers services in the following three broad Groups:

Electrical & Plumbing. The Electrical & Plumbing Group, which accounted for 48.5% of the Company’s consolidated net sales in fiscal 2003, includes the Company’s electrical and electric utility products, plumbing/heating ventilation and air conditioning (“HVAC”) products, and its international business. This Group operates throughout the Midwestern, Southeastern, and Southwestern United States through 245 branches and six distribution centers located in 23 states.

The electrical product line is marketed to and used in the construction of industrial and commercial buildings, single and multi-family residential homes, manufacturing plants, underground utilities, electrical substations, power generation facilities, power line construction, and various other types of general construction. Products and services generally consist of transmission and electrical distribution equipment, wire management products, distribution equipment, wire and cable, automation equipment, tools and fasteners, lamp/lighting controls, energy products, data/communications products, meter repair and certification, pole line hardware, storeroom/job trailer management, vendor-managed inventory, collaborative emergency response, and job-site delivery. Key customers are electrical contractors, industrial companies, schools and institutions, hospitals, commercial businesses, municipalities, investor-owned facilities, and co-op and municipal-owned utilities.

The plumbing/HVAC product line serves various markets including commercial, industrial, municipal, single and multi-family residential, kitchen and bath dealers, building supply, hardware, and exports. Products and services primarily include residential and commercial water heaters, furnaces, heat pumps, various types of pipes and fittings (copper, steel, cast iron, poly, and pvc), air conditioning units, plumbing fixtures, faucets and accessories, pumps and sprinkler heads, commercial drains, mechanical valves, repair parts, and procurement services. Key customers are plumbing and HVAC contractors, remodeling contractors, mechanical contractors, commercial and industrial purchasing agents, municipalities, fabricators, OEM’s, industrial subcontractors, exporters, maintenance departments, engineering departments, and planners.

Industrial. The Industrial Group accounted for 10.2% of the Company’s consolidated net sales in fiscal 2003 and is focused primarily on the marketing and distribution of Company’s industrial pipe, valves, and fitting products. The Industrial Group primarily operates throughout the Southeastern and Southwestern United States throughout 35 branches located in 14 states. Markets served include special purpose piping systems (requiring exotic alloy pipe, nickel, or composite), manufacturing facilities, marine applications, flow control processing systems (high temperature and high corrosive types of fluids), process plants, phosphate, chemical, utility, pulp and paper, pharmaceutical, export, citrus, food and dairy, solid waste, engineering, commercial, institutional, and municipal. Key customers are industrial and mechanical contractors, fabricators, wholesale distributors, exporters, OEMs, and industrial concerns (food and beverage, pulp and paper, mining, petro-chemical, marine, pharmaceutical, etc.). Products in the Industrial Group include valves, fittings, pressure fittings, angle, flanges, plate, sheet, pipe (i.e. carbon, stainless and thermoplastic, etc.), tubing and bar, steam traps, actuators, valve positioners, and gauges. Services provided include valve automation and repair, piping fabrication, and pipe cutting and grooving.

Water & Sewer/Building Materials. The Water & Sewer/Building Materials Group, which represented 41.3% of the Company’s consolidated net sales in fiscal 2003, includes the Company’s water and sewer products, various building materials products, maintenance supplies, fire protection products, and concrete products. This Group primarily operates throughout the Midwestern, Northeastern, Southeastern, Southwestern, and Western United States through 171 branches located in 27 states.

The water and sewer and concrete product lines primarily serve the Company’s infrastructure market through customers such as underground utility contractors, utility companies, telecommunication companies, site developers, municipalities, and government agencies. The fire protection product line serves fire protection contractors in the commercial construction, residential construction, and industrial markets. Products and services in the water and sewer product category include all piping products (ductile iron, pvc, hdpe, and steel, etc.), fire hydrants, valves, fittings, storm drains, backflow prevention devices, water meters, leak detection, irrigation products, pumps, tanks, manhole rehab services, concrete sewer products, concrete electrical and telephone vaults, fire protection products (including sprinkler heads, steel pipe and fittings), and fire protection fabrication services.

The building materials product line focuses on commercial, industrial, multi-family and infrastructure projects. Key customers of the building materials product line are concrete, masonry caulking/waterproofing, and road and bridge contractors and subcontractors. Products and services in the building materials product line include concrete and masonry supplies and accessories, lumber, bridge rail, overhand brackets, erosion control products, bearing pads, tilt-up bracing rental and lifting/bracing inserts, sealants, waterproofing and fireproofing materials, commercial washroom specialties, tools, and accessories.

The maintenance supplies product line serves the multi-family housing market with after-market rehab and maintenance supplies, including plumbing, electrical, appliances/parts, hardware, door/window parts, HVAC equipment/parts, and janitorial supplies. Key end markets for these products include property management and property development firms, and apartment owner/operated properties.

Customers

The Company currently serves over 75,000 customers, and no single customer accounts for more than 1% of total annual sales. Unlike do-it-yourself home center retailers, the Company does not market its products to retail consumers. Consequently, the Company differentiates itself with respect to its customer base, breadth of products offered, and level of service provided. Management believes that the Company’s customers are typically professionals who choose their vendors primarily on the basis of product availability, price, relationships with sales personnel, and the quality and scope of services offered by such suppliers. Furthermore, professional customers generally buy in large volumes, are repeat buyers because of their involvement in longer-term projects, and require specialized services not typically provided by do-it-yourself home center retailers. The Company provides its customers with credit services, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, and technical product services (including blueprint take-off and computerized order quotes). Accordingly, the Company has been able to serve customer groups that do-it-yourself home center retailers generally do not emphasize.

Vendors

The Company has a centralized vendor development department, which is solely attentive to fostering key relationships, consolidating purchasing volume, and refining agreements with the Company’s vendors. The Company purchases from over 11,500 manufacturers and vendors, of which approximately 700 are part of the Company’s Preferred Vendor Program. This program leverages the Company’s existing relationships with a number of vendors and helps to increase sales of their products through various initiatives; including sales promotions, cooperative marketing efforts, and product exclusivity. The Company actively solicits volume-purchasing discounts and rebates from its preferred vendors and is constantly working to consolidate its purchases to more effectively manage inventories, accounts payable, and freight. This program has resulted in stronger, more strategic relationships with a more concentrated group of vendors. In addition, the Company has focused on converting vendors to electronic data interchange (“EDI”) to improve back-office efficiencies. The Company has a freight management program, with similar goals of reducing its number of freight vendors and controlling the cost of inbound and outbound freight. No single vendor accounted for more than 5% of the Company’s total purchases during fiscal 2003.

Distribution and Logistics

The Company’s distribution network consists of 451 branches and six central distribution centers in the United States. The efficient operation of the Company’s distribution network is critical in providing quality service to the Company’s customer base. The Company’s central distribution centers and branches use technology in warehouse management to optimize receiving, inventory control, picking, packing, and shipping functions. The Company’s purchasing agents in its branches use a computerized inventory system to monitor stock levels, while central distribution centers in Arizona, Florida, Georgia, North Carolina, and Texas provide purchasing assistance as well as a broad stock of inventory which supplements the inventory of the branches. In addition, the Company uses several of its larger branches in other parts of the country as distribution points for certain product lines.

The substantial majority of customer orders are shipped from inventory at the Company’s branches. The Company also accommodates special orders from its customers and facilitates the shipment of certain large volume orders directly from the manufacturer to the customer. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years.

Sales and Marketing

The Company employs a specialized and experienced sales force for each of its product lines, including approximately 900 outside sales representatives who call on and work with professional buyers for contractors and subcontractors. They provide product specifications and usage data, design alternatives, and job quotes in an effort to assist them in fulfilling their material needs. Approximately 700 inside account and 300 counter associates expedite orders, deliveries, quotations, requests for pricing, and the release of products for delivery.

The sales and marketing department offers the sales force the tools they need to communicate the benefits of the Company to customers, prospects, and business partners. The department’s focus is to help drive sales and market the Company’s branches in numerous ways: from sales support in the Company’s focus areas, to brochures and catalogs sales representatives can take on customer calls, and from strategic sales and marketing planning to comprehensive promotional programs.

In order to reinforce the Company’s positioning as one of the premier distribution companies, a direct, simple tagline has been created for use in advertising and promotion, “Solutions. Supply. Service.” This statement embodies Hughes’ brand promise—“We will help find solutions to your business problems, supply the materials and skills to make these solutions a reality, and will provide the best service available to you, our customer.”

The sales and marketing department created two divisions to expand the Company’s business within the government and healthcare markets. Each of these efforts is supported by select vendors who have a special interest in growing in these areas. The government program is designed to effectively solicit and secure local, state, and national bids in the government area. By fall of fiscal 2004, the Company hopes to sign a general services administration (“GSA”) contract that will streamline the federal bid process. Further the government initiative has been awarded a prestigious national contract with U.S. Communities, the largest local government purchasing alliance in the country. At the same time, the Company is centralizing the preparation of bid packaging from the individual branches to the sales and marketing department. The healthcare sales initiative is aimed at identifying, developing, and pursuing current hospital, assisted living, and other related healthcare new construction and MRO opportunities along with cultivating key relationships within the healthcare community and its key contractors and subcontractors. The Company has aligned itself with several vendors to facilitate these initiatives.

Information Technology (“IT”)

The Company’s IT systems are capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management, sales analysis, and accounting. The Company’s customers and sales representatives rely on these systems for real-time information on product pricing, inventory availability, and order status. The systems also provide management with information relating to sales, inventory levels and customer payments, and with other data that is essential for the Company to operate efficiently and provide a high level of service to its customers. The Company believes that its continued investment in upgrading and consolidating its IT systems is necessary to provide a platform to continue its strategic growth, efficiency, and customer service initiatives.

The Company is implementing the Eclipse Distribution Management System, which is an e-commerce enabled, customer fulfillment, inventory management, logistics, and distribution management system. It is designed specifically for MRO- and contractor-oriented distributors. The Company began implementing this software, referred to as Hughes Unified, in December 2001 and expects implementation to be phased in over the next several years. The Company believes that this timeframe will enable it to reduce risk, minimize customer disruption, and spread implementation costs. As of March 31, 2003, the Company has 61 branches operating on the new Hughes Unified operating system. Once implementation is complete, the Company expects to be operating primarily under one platform, compared to its 23 current operating systems. The Company believes that consolidation of its operating systems allows for increased operational efficiencies, particularly in the area of working capital management, provides a means for decreasing transaction costs, and provides the Company with the infrastructure necessary to realize administrative synergies associated with past and future business acquisitions.

The Company continues its e-business initiative to provide its customers with the technological enhancements they need. The Hughes’ website, www.hughessupply.com, was greatly improved in fiscal 2003. On-line ordering capabilities were enhanced providing customers with the ability to review their account status and order products directly via the internet.

The Company continues to invest in technology infrastructure. These investments support the strategic initiatives of the Company and lay the groundwork for continuing future innovation.

Operating Strategy

The Company’s operating strategy is based on decentralizing, at the branch level, customer-related functions such as inventory management. Each of the Company’s branch managers has the authority and responsibility to set sales pricing and tailor the inventory offering and mix (as well as the nature of services offered) in order to meet local market demand. The Company has successfully merged its broad geographic scope with a local market feel and focus, allowing the Company to offer superior customer service and fulfill each specific need for its customers while maximizing product sales.

The administrative responsibilities for certain functions such as credit, human resources, finance and accounting, legal, and information technology are centralized at the corporate level.

All operating branches are assigned to one of the Company’s three Groups, each of which is led by a Group president. Under this structure, the Company’s branches are grouped into territories, territories into districts, districts into regions, and regions into Groups. Territory managers generally have oversight responsibility for branches within a territory as well as direct responsibility for a specific branch within the territory. District managers have responsibility over certain groups of branches but do not have direct responsibility for a specific branch. District and territory managers report to regional managers. Regional managers report to the Group presidents. Management believes its organizational structure is designed to enhance the Company’s competitive position in the marketplace by intensifying the Company’s focus on satisfying customer needs, strengthening vendor relationships, and streamlining the decision-making processes of the Company. Key elements of the Company’s operating strategy include:

Local Market Focus. Hughes has organized its branches as autonomous, decentralized branches capable of meeting local market needs and offering competitive prices. Each branch handles one or more of the Company’s product lines and operates as a separate profit center with its own specialized and experienced sales force. Each branch manager has the authority and responsibility to set pricing and tailor the inventory offering and mix (as well as the nature of services offered) in order to meet the local market demand. In addition, each branch manager is responsible for purchasing, maintaining adequate inventory levels, cost control, and customer relations. A substantial portion of a branch manager’s compensation is dependent on their branch’s financial performance. The Company has been able to tailor its branch size and product offerings to meet perceived market demand. As a result, the Company successfully operates branches in secondary cities where management believes it has achieved significant market share and in larger metropolitan areas where it has established a sound market presence.

Superior Customer Service. Substantially all of Hughes’ sales are to professional customers with whom the Company has developed long-term relationships. These relationships are based on the Company’s history of providing superior service, which in turn creates trust. Customer services provided by the Company include credit, design assistance, material specifications, scheduled job site delivery, job site visits to ensure satisfaction, technical product services (including blueprint take-off and computerized order quotes), and assistance with product returns.

In addition to the sales and marketing department initiatives discussed above, the Company operates under a focus of 12 Commitments to Customer Service. They are a compilation of essential principles that every member of the Hughes team should be guided by on a daily basis. The goal encompassed in every one of the 12 Commitments is for the Company to be the best in customer service in each of the industries it serves.

Comprehensive and Diversified Product Categories. As part of its emphasis on superior customer service, the Company offers more than 300,000 products at competitive prices. Distribution of a wide variety of products within each product category helps the Company’s customers manage their inventory, arrange for consolidated delivery requirements, and purchase a greater portion of total job specifications. The depth and breadth of the Company’s product categories allows Hughes to service all of its customers’ needs. The Company is diversified across multiple product categories, geographic regions, and various sectors of the construction industry (such as commercial, residential, public infrastructure, and industrial), which lessens its dependence upon market conditions applicable to any of its product categories or any single sector of the construction industry. This product diversification provides opportunities for the Company to participate in multiple phases of construction projects, capturing more of the total construction spending dollar and spanning the entire construction cycle.

Well-Trained and Experienced Workforce. The Company has implemented extensive employee recruiting and training programs to ensure that its employees have the skill levels necessary to compete effectively in today’s marketplace. The Company utilizes in-depth training seminars covering basic and advanced product knowledge, as well as multiple levels of selling, purchasing, negotiating, and management skills workshops. The Company has also developed a recruiting and training program to increase the number of qualified applicants introduced into its management and sales ranks.

The Company’s corporate management, branch managers, outside sales representatives, and inside sales account associates have considerable experience with the Company. Hughes has a proven executive management team with in-depth industry knowledge, which has demonstrated its ability to effectively lead the Company through periods of competitive pressures and industry change.

Centralized Administrative Functions. The Company has centralized administrative functions, including credit, human resources, payroll, finance and accounting, legal, and information technology. Centralization of human resources and finance and accounting functions ensures conformity in policy and lower costs of administration. The Company’s credit function is essential to its success. Dedicated credit managers are assigned to specific geographic areas in the United States. All credit decisions are researched, analyzed, and approved by the regional credit managers or regional credit directors to ensure conformity and quality of credit decisions across the Company’s operations.

Growth Strategy

Historically, the Company operated strictly as a Southeastern regional distributor with sales mostly dependent on new residential construction. In an effort to reduce its exposure to cyclical, seasonal, and regional fluctuations, Hughes began to pursue acquisitions and branch openings in new geographic locations and increased its focus on less cyclical replacement and repair services. Over the past decade, the Company has successfully diversified its geographic presence, product offering, and end-user mix. The Company currently operates 451 branches in 34 states and has a balanced end-user mix across a wide variety of products. In addition, the Company has successfully built a strong sales base and market presence that enables it to leverage its existing operations into previously untapped markets.

Many local and regional distributors are privately-owned, relationship-based companies. Such distributors often have limited purchasing power, lack sufficient resources to offer broad product lines and multiple brands, and lack the sophisticated inventory management and control systems necessary to operate multiple branches efficiently. As a result, such distributors target their services to a particular type or size of customer and/or a particular product category. To counter the limitations experienced by small distributors, certain wholesale distributors, including the Company, have grown considerably through acquisitions. This expansion has enabled the Company to service various sizes and types of customers with multiple product categories and to diversify its sales across various types of construction and end users of its products. Because of the Company’s strong competitive position, size, and management infrastructure, management believes that the Company is well positioned to continue to benefit from consolidation trends within the wholesale distribution business.

The Company’s strategy for growth has focused on both internal growth and growth through acquisitions. Historically, the Company has centered its internal growth and growth through acquisitions around customer groups and products which help it to diversify geographically and product-wise, capturing more of the total construction dollar. These products generally offer higher margins and are less dependent on new construction. Management believes that the Company’s product, market, and geographic diversification helps reduce the impact of economic cycles on its profitability. A summary of the Company’s internal growth and acquisition program follows.

Internal Growth. Over the last five years, the Company has grown internally through increases in comparable branch sales and the opening of new branches. Comparable branch sales increases have been attributable to new product introductions within existing branches, such as fire protection equipment and concrete fabrication products, fiber-optic products, and the higher value-added services such as integrated supply, national account business, and complete warehouse management contracts. Since January 31, 1998, the Company has opened 70 new branches (excluding branches opened and closed within this time period). During fiscal 2003 and 2002, the Company opened 7 and 16 branches, respectively. New branches are generally opened to fill in existing market areas or to accommodate the split out of branches handling multiple product lines. Over the past two years, the Company has slowed the pace of new branch openings as a result of the economic slowdown in the United States.

Since January 31, 1998, the Company has closed 51 branches, excluding branches that were opened and closed within this time period and branches that were sold as part of the divestiture of its pool and spa business in January 2001. The Company closed these branches because they did not strategically fit into the Company’s core businesses and/or they did not perform to expectations. During fiscal 2003 and 2002, the Company closed 7 and 43 under-performing branches, respectively, including its e-commerce venture. The Company will continue to evaluate the operations and performance of its branches over the next fiscal year.

Acquisitions. Historically, the Company has pursued an active acquisition strategy to capitalize on the large, growing, and highly-fragmented markets in which it competes. The Company’s acquisition strategy focuses on acquiring profitable, private, wholesale distribution businesses with strong management teams and well-developed market positions and customer relationships. The Company identifies acquisition targets that present growth opportunities and complement its existing structure, allowing the Company to benefit from synergies resulting from the integration of these targets’ operations with its own. Management believes that significant acquisition opportunities exist in each of its product categories. The Company categorizes its acquisitions as either fill-in or new market acquisitions.

Fill-in acquisitions represent acquisitions of primarily small companies that distribute some of the same product lines as the Company in geographic areas already served by Hughes. Since January 31, 1998, the Company has added 24 branches through the completion of 10 fill-in acquisitions. The Company’s management believes that significant additional fill-in acquisition opportunities are available.

New market acquisitions represent the addition of new product lines, primarily within the Company’s existing product categories, or the entry into new geographic markets, or both. The Company’s principal acquisition criteria with respect to new market acquisitions has been to:

•         add products and product lines with higher gross margins;

•         increase sales to the replacement and industrial markets (that tend to be less cyclical than new construction markets);

•         achieve greater geographical diversification;

•         develop additional opportunities for future fill-in acquisitions and new branch openings; and

•         expand its current product offering from leading suppliers.

Since January 31, 1998, the Company has completed 16 new market acquisitions representing 85 branches, including the acquisition of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”), a wholesale distributor of electrical transmission and distribution products and services to the United States’ electric utility industry. Utiliserve was acquired in August 2002 and operates through 24 branches located in 10 states. As a result of the acquisition, the Company expects to be a leading provider of electrical transmission and distribution products and services in the United States. It also expects to expand the development of customer contracts as a result of Utiliserve’s value-added services, including vendor-managed inventory, collaborative emergency response, and job-site delivery. Through its supply chain management solutions, Utiliserve is able to assume full responsibility for its customers’ warehouse, work-flow, and inventory management needs.

Seasonality

The Company’s operating results are impacted by seasonality. Generally, sales of the Company’s products are higher in the second and third quarters of each year due to more favorable weather conditions during these periods. Seasonal variations in operating results may also be significantly increased by inclement weather conditions, such as cold or wet weather, which can delay construction projects.

Competition

Management believes that the Company is one of the largest wholesale distributors of its range of products in the United States and that no other company competes against it across all of its product categories. However, there is strong competition in each product category distributed by the Company. The main sources of competition are other wholesalers, manufacturers who sell certain lines directly to contractors and, to a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, and contractors’ tools. The principal competitive factors in the Company’s business are product availability, pricing, technical knowledge as to application and usage, and advisory and other service capabilities, which develop the trust factor needed in successful customer relationships.

Inventories

The Company is a wholesale distributor of construction and industrial materials and maintains significant inventories to meet rapid delivery requirements and to ensure a continuous allotment of goods from suppliers. As of January 31, 2003, inventories totaled approximately $438.5 million and represented approximately 30.5% of the Company’s total assets.

Employees

As of January 31, 2003, the Company had 7,160 employees consisting of 17 executives, 676 managers, 2,106 sales personnel and 4,361 other employees, including truck drivers, warehouse personnel, office workers, and clerical workers. This included approximately 200 employees as a result of the acquisition of Utiliserve. Excluding the acquisition of Utiliserve, the Company’s workforce decreased 2.7% from fiscal 2002. This decrease was primarily the result of the elimination of various management and staff positions to bring headcount more in line with current economic conditions and to streamline the Company’s operations. The Company considers its relationships with its employees to be good.

The Company announced its plan for Chief Executive Officer (“CEO”) succession plans in March 2003. Effective at the Company’s annual meeting in May 2003, the Company will appoint its President and Chief Operating Officer (“COO”), Thomas Morgan, to the additional post of CEO. Mr. Morgan was recruited two years ago to serve as President and COO. In the Company’s 75-year history, the Company has only had three other CEOs. The first was Russell Hughes, the second was Harry Hughes, and in 1974, David Hughes was elected to the office of CEO. For continuity and for the Company to benefit from his years of experience, David Hughes will remain as Chairman of the Board.

In March 2003, the Company announced the creation of the department of strategic business development/mergers & acquisitions to be headed by J. Stephen Zepf. This represented a shift in his responsibilities from his previous role of Chief Financial Officer (“CFO”). The new department will consolidate tasks, currently managed through several departments, including the identification, evaluation, pricing, closing, and integration of strategic acquisitions; and the negotiation, establishment, and implementation of strategic alliances. Concurrent with this organizational change, the Company appointed David Bearman to the offices of Executive Vice President and CFO effective March 18, 2003. Most recently, Mr. Bearman served as CFO for NCR Corporation from 1998 to 2001, and previously served as CFO for nine years at Cardinal Health, Inc., a major pharmaceutical and medical products distributor and services provider.

Environmental Laws

Compliance with federal, state, and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon the Company’s consolidated financial statements.

Risk Factors

The following factors could significantly affect the Company’s operations and financial results and cause its results to differ from those anticipated by forward-looking statements in this report:

The Company’s operating results are linked to the strength of the construction markets.

Demand for the Company’s products depends highly on the commercial, residential, and industrial construction markets. The level of activity in the commercial construction market depends largely on vacancy rates, interest rates, regional economic outlooks, the availability of financing, and general economic conditions. The level of activity in the residential construction market depends on new housing starts and residential renovation projects. Factors influencing the demand for new housing starts and residential renovation projects include interest rates, availability of financing, housing affordability, unemployment, demographic trends, gross domestic product growth, and consumer confidence. The level of activity in the industrial construction market depends on the industrial economic outlook, corporate profitability, interest rates, and capacity utilization. The factors influencing each of the Company’s market segments are not within its control. Since each of the Company’s market segments is sensitive to cyclical changes in the economy, future downturns in the economy or lack of improvement in the economy may adversely affect its results of operations. The Company is especially susceptible to economic fluctuations in Florida, Texas, North Carolina, and Georgia, which accounted for approximately 24%, 16%, 9%, and 9% of its consolidated net sales, respectively, in fiscal 2003.

Fluctuating commodity prices and unexpected product shortages may impair the Company’s operating results.

The cost of stainless steel, aluminum, copper, nickel alloys, plastic, and other commodities used in products distributed by the Company can be volatile. Significant fluctuations in the cost of such commodities may adversely affect the Company’s results of operations and contribute to cyclicality in its operating performance. In total, the Company distributes construction materials and supplies from over 11,500 vendors, no one of which accounted for more than 5% of total material and supply purchases during fiscal 2003. Despite this widely diversified base of manufacturers and vendors, the Company may still experience shortages as a result of unexpected demand or production difficulties. If this were to occur and the Company was unable to obtain a sufficient allocation of products from manufacturers and vendors, there could be a short-term adverse effect on its results of operations. In addition, the Company has entered into strategic partnerships with certain vendors. The Company’s inability to maintain such partnerships, and the loss of the competitive pricing such partnerships offer the Company could adversely affect its results of operations.

The Company operates in a very competitive marketplace.

The wholesale construction supply industry is highly competitive and fragmented. The principal competitive factors in the Company’s business are:

•         availability of materials and supplies;

•         pricing of products;

•         availability of credit;

•         technical product knowledge as to application and usage; and

•         advisory or other service capabilities.

The Company’s competition includes other wholesalers, manufacturers who sell certain products directly to its customer base, and certain customers. The Company also competes, to a limited extent, with retailers in the markets for plumbing, electrical fixtures and supplies, building materials, and contractors’ tools. Competition varies depending on product line, customer classification, and geographic market. The Company may not be successful in responding effectively to competitive pressures, particularly from competitors with substantially greater financial and other resources than the Company.

The Company relies heavily on its key personnel.

The Company is highly dependent upon the skills, experience, and efforts of its executive officers. The loss of one or more of its executive officers could have a material adverse effect on its business and development. Hughes’ growth also depends in part on its ability to attract and retain qualified managers, salespersons, and other key employees and on its ability to manage growth successfully. The Company may not be successful in attracting and retaining such employees or in managing its growth successfully, which may in turn have an adverse effect on its results of operations.

Dividend payments are restricted.

The decision to pay dividends and the amount of such payments depends on the Company’s results of operations, financial condition, capital requirements, and other factors that the board of directors deem relevant. The Company is also party to certain debt instruments and agreements that contain provisions limiting the amount of dividends that may be paid by the Company to its shareholders. In the future, the Company may become a party to debt instruments or agreements that may further restrict its ability to pay dividends.

The Company’s stock price may fluctuate substantially.

The market price for the Company’s common stock may fluctuate substantially based, among other factors, on:

•         availability of credit;

•         the Company’s operating results;

•         the operating results of other companies in the wholesale construction supply industry;

•         changes in general economic conditions;

•         changes in the financial markets; and

•         other developments affecting the Company or its competitors.

The Company’s sales are predominately on credit.

The Company distributes materials, equipment, and supplies for the construction and industrial markets primarily in the Southeastern, Southwestern, and Midwestern United States. Approximately 95% of the Company’s net sales are credit sales made primarily to customers whose ability to pay may depend on the economic strength of the construction industry. Cyclical changes in the economy, future downturns in the economy, or the ability of the Company to access capital markets could adversely affect the Company’s ability to extend credit or collect accounts receivable. These circumstances may adversely impact the Company’s results of operations. The Company obtains lien and bond rights to minimize its exposure for uncollectible accounts.

Quarterly results are seasonal.

The Company’s net sales and net income are seasonal. Hughes has historically experienced lower operating results in the first and fourth quarters than in the second and third quarters of its fiscal year. Seasonal variations in operating results may also be significantly increased by weather conditions, such as cold or wet weather, which can delay construction projects. Political and economic events can also affect revenues. If sales fall below expectations, the Company’s operating results may be adversely affected.

The Company’s operations may be impacted by the success of its system integration project.

The Company is continuing with its implementation of the new Hughes Unified operating system and expects implementation to be completed over the next several years. The Company believes that this timeframe will enable it to reduce risk, minimize customer disruption, and spread implementation costs. The Company may be adversely affected if the new operating system does not meet management’s expectations that it will offer a competitive and efficiency advantage.

Certain anti-takeover provisions may make the Company’s stock less attractive to investors.

Certain provisions of the Company’s Restated Articles of Incorporation, as amended, and Florida law may make it more difficult for a third party to acquire a controlling interest in the Company even if such change in control would benefit shareholders. These provisions may delay or prevent transactions in which shareholders would receive a substantial premium for their shares over then prevailing market prices. These provisions may also limit shareholders’ ability to approve transactions they may otherwise believe are in their best interests. Such provisions include:

•         a provision dividing the board of directors into three classes of directors elected for staggered three-year terms;

•         a provision authorizing the issuance of preferred stock without shareholder approval; and

•         a provision requiring that certain business combinations receive approval by two-thirds of its voting stock.

Available Information

The Company makes available on its website, www.hughessupply.com, under “Investor Relations,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files or furnishes such materials to the SEC. During the period covered by this report, the Company posted its periodic reports on Form 10-K, Form 10-Q, and its current report on Form 8-K and any amendments to those documents to its website as soon as reasonably practicable after those reports were filed or furnished electronically with the SEC.

ITEM 2.         Properties

The Company leases approximately 62,000 square feet of an office building in Orlando, Florida for its corporate headquarters. The Company also leases approximately 31,000 square feet of a computer center in Orlando, Florida for its IT operations. In addition, the Company owns or leases 451 branches in 34 states. The typical sales branch consists of a combined office and warehouse facility ranging in size from 2,000 to 150,000 square feet, with paved parking and storage areas. The Company also operates six central distribution centers, ranging in size from 54,000 to 160,000 square feet. The Company believes that its properties are in good condition and are suitable and adequate to carry on the Company’s business. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. The Company is currently constructing a new corporate headquarters facility in Orlando, Florida, and anticipates completion by summer of fiscal 2004. The new corporate headquarters facility will enable the efficient consolidation of activities currently performed in three different locations. Additional information regarding owned and leased properties of the Company is set forth as Exhibit 99.1 to this report.

ITEM 3.         Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, none of the proceedings are material in relation to the Company’s consolidated financial statements.

ITEM 4.         Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended January 31, 2003.

PART II

ITEM 5.         Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of the Company is listed on the New York Stock Exchange under the symbol “HUG.” As of March 26, 2003, there were 849 holders of common stock and 23,432,164 shares outstanding. The following table presents the high and low sale prices for shares of the Company’s common stock for each quarterly period along with cash dividends per share in fiscal 2003 and 2002:

	First	Second	Third	Fourth	Full Year

Fiscal 2003
Market price per share:
High	$42.98	$44.98	$35.30	$34.55	$44.98
Low	29.20	33.24	25.84	24.74	24.74

Dividends per share	$0.085	$0.085	$0.085	$0.100	$0.355

Fiscal 2002
Market price per share:
High	$18.78	$26.30	$27.35	$31.62	$31.62
Low	13.44	15.12	19.55	23.24	13.44

Dividends per share	$0.085	$0.085	$0.085	$0.085	$0.340

Payment of future dividends, if any, will be at the discretion of the Company’s board of directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions, and other relevant business considerations. There can be no assurance that dividends will be declared or paid any time in the future.

ITEM 6.          Selected Financial Data

(in thousands, except per share data and ratios)	Fiscal Years Ended(1)

	2003	2002	2001	2000	1999

Statements of Income:
Net sales	$3,066,341	$3,037,708	$3,310,163	$2,994,877	$2,536,265
Cost of sales	2,356,009	2,340,021	2,564,735	2,320,604	1,977,266
Gross margin	23.2%	23.0%	22.5%	22.5%	22.0%

Selling, general and administrative expenses	$561,733	$554,710	$581,205	$508,009	$416,642
Percentage of net sales	18.3%	18.3%	17.6%	17.0%	16.4%
Depreciation and amortization	20,448	31,093	32,551	29,808	23,269
Operating income	119,050	100,085	105,489	132,392	117,206
Operating margin	3.9%	3.3%	3.2%	4.4%	4.6%

Interest and other income	$9,514	$10,546	$18,476 (2)	$9,015	$6,886
Interest expense	30,325	35,945	43,288	31,805	25,415

Income before income taxes	$98,239	$74,686	$80,677	$109,602	$98,677
Percentage of net sales	3.2%	2.5%	2.4%	3.7%	3.9%
Income taxes	40,155	30,621	34,162	43,731	37,234
Net income	58,084	44,065	46,515	65,871	61,443
Percentage of net sales	1.9%	1.5%	1.4%	2.2%	2.4%

Earnings per share:
Basic	$2.50	$1.90	$2.00	$2.82	$2.57
Diluted	2.45	1.88	1.97	2.80	2.55

Average shares outstanding:
Basic	23,212	23,175	23,238	23,398	23,889
Diluted	23,665	23,424	23,584	23,547	24,138

Balance Sheets:
Working capital (current assets less current liabilities)	$558,782	$588,275	$679,130	$657,500	$567,435
Total assets	1,436,342	1,293,262	1,406,695	1,377,036	1,128,973
Property and equipment	157,772	145,702	152,079	144,945	127,632
Goodwill	320,133	263,808	249,826	243,367	181,622
Long-term debt	378,076	403,671	516,168	535,000	402,203
Shareholders’ equity	644,852	594,473	570,035	522,444	483,956

Current ratio	2.5 to 1	3.1 to 1	3.2 to 1	3.2 to 1	3.5 to 1
Long-term debt-to-capital	37.0%	40.4%	47.5%	50.6%	45.4%

Other:
Cash dividends per share	$0.355	$0.340	$0.340	$0.340	$0.330
Return on average assets	4.3%	3.3%	3.3%	5.3%	5.9%
Return on average shareholders’ equity	9.4%	7.6%	8.5%	13.1%	13.6%

(1)       The Company’s fiscal year is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 contained 53 weeks while the remaining fiscal years contained 52 weeks.

(2)       Includes $11,000 gain on sale of pool and spa business in January 2001.

ITEM 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of certain significant factors that have affected the financial condition of Hughes Supply, Inc. and its subsidiaries (the “Company”) as of January 31, 2003, and the results of operations for fiscal 2003 and 2002. This information should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained herein.

Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “may,” “will,” “should,” “plan,” “intend,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance, and achievements expressed or implied by these statements. These risks and uncertainties include, but are not limited to, the strength of the construction market, fluctuating commodity prices and unexpected product shortages, competition, the Company’s reliance on key personnel, general economic conditions, success in integrating acquired business units, the Company’s dependence on credit sales, and other factors set forth from time to time in filings with the Securities and Exchange Commission. The Company does not have any obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Business

Founded in 1928, the Company is a diversified wholesaler of construction and industrial materials, equipment, and supplies. The Company distributes its products to three primary end markets, including commercial, residential, and industrial public infrastructure markets throughout North America. The Company distributes over 300,000 products, representing three major product groups, through 451 wholesale branches and six central distribution centers located in 34 states. The Company’s principal customers are electrical, plumbing and mechanical contractors, electric utility customers, property management companies, municipalities, and industrial companies. Industrial companies include businesses in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical, and marine industries.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 contained 53 weeks while fiscal years 2002 and 2001 contained 52 weeks. The additional week in fiscal 2003 was included in the first quarter.

Segment Information

During the first quarter of fiscal 2003, the Company completed the reorganization of its management structure, which started in fiscal 2002 after the new president/chief operating officer had been with the Company for several months and a new strategic direction set. In connection with this reorganization, the Company initiated centralization programs in vendor relations, customer service, and support service areas. These programs are designed to leverage these functions across the entire Company. The branch operations were then reorganized under the management of three group (“Group”) presidents, as compared to being managed by five Group presidents in the prior fiscal year.

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

The Electrical & Plumbing Group includes the Company’s electrical and electric utility products, plumbing products, heating ventilation and air conditioning products (“HVAC”), and its international business. The Industrial Group includes the Company’s industrial pipe, valves, and fittings products. The Water & Sewer/Building Materials Group includes the Company’s water and sewer products, building materials products, maintenance supplies, fire protection products, and concrete products. The “Corporate & Other” category includes corporate level expenses not allocated to the Company’s operating Groups, along with revenues and expenses for bestroute.com (“bestroute”) in fiscal 2002 and 2001.

Results of Operations

Comparable Branch Sales Methodology

The Company computes and discloses comparable branch sales, which exclude net sales related to (a) acquired and newly-opened branches until operating results are included in the consolidated financial statements for all periods in the current and prior fiscal year, (b) branch combinations and splits unless within the same Group and physical location, and (c) closed and divested branches. All comparable branch sales amounts and percentages presented in this report exclude the impact of the additional week of net sales included in the first quarter of fiscal 2003.

Net Sales

Consolidated and comparable branch net sales by Group in fiscal 2003, 2002 and 2001 were as follows (dollars in thousands):

	Consolidated Net Sales

	Fiscal Years Ended			% Variance 2003 to 2002	% Variance 2002 to 2001

	2003	2002	2001

Electrical & Plumbing(1)	$1,486,424	$1,467,584	$1,632,923	1.3%	(10.1)%
Industrial	313,942	330,375	315,315	(5.0)%	4.8%
Water & Sewer/Building Materials(1)	1,265,975	1,239,666	1,361,896	2.1%	(9.0)%
Corporate & Other	—	83	29	—	—

	$3,066,341	$3,037,708	$3,310,163	0.9%	(8.2)%

	Comparable Branch Sales

	Fiscal Years Ended		Dollar Variance	% Variance 2003 to 2002

	2003	2002

Electrical & Plumbing(1)	$1,337,453	$1,400,062	$(62,609)	(4.5)%
Industrial	311,516	334,301	(22,785)	(6.8)%
Water & Sewer/Building Materials(1)	1,166,083	1,162,760	3,323	0.3%

	$2,815,052	$2,897,123	$(82,071)	(2.8)%

	Comparable Branch Sales

	Fiscal Years Ended		Dollar Variance	% Variance 2002 to 2001

	2002	2001

Electrical & Plumbing(1)	$1,359,370	$1,462,419	$(103,049)	(7.0)%
Industrial	327,092	306,517	20,575	6.7%
Water & Sewer/Building Materials(1)	1,122,278	1,196,081	(73,803)	(6.2)%

	$2,808,740	$2,965,017	$(156,277)	(5.3)%

______________

(1)      Results of operations for the pool and spa business, which was sold in January 2001, were included in the Electrical & Plumbing and Water & Sewer/Building Materials Groups in fiscal 2001. In addition, prior year amounts have been restated to reflect the transfer of branches between the Electrical & Plumbing and Water & Sewer/Building Materials Groups, which resulted from the sale of the pool and spa business.

Consolidated net sales in fiscal 2003 increased $28.6 million or 0.9% compared to fiscal 2002. Acquired and newly-opened branches accounted for a $141.9 million increase in net sales. The majority of net sales for acquired and newly-opened branches related to the Electrical & Plumbing and Water & Sewer/Building Materials Groups, which accounted for $104.3 million and $35.1 million, respectively, of this increase. Included in the Electrical & Plumbing Group’s acquired and newly-opened branch sales was $95.3 million of net sales related to the acquisition of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”), which occurred on August 9, 2002. The additional week included in the first quarter of fiscal 2003 added $55.1 million in net sales. Partially offsetting these increases was a decline of $82.1 million or 2.8% in comparable branch sales largely as a result of a slow-down in the non-residential building and commercial construction sectors, including office buildings, hotels and motels, and other commercial buildings. Comparable branch sales were also unfavorably impacted by a decline in industrial sales as certain projects have been postponed and/or cancelled until economic conditions become more stable. The remaining decrease of $86.3 million was attributable to the closure and/or consolidation of branches, primarily in the Electrical & Plumbing and Water & Sewer/Building Materials Groups.

Consolidated net sales in fiscal 2002 decreased $272.5 million or 8.2% compared to fiscal 2001 due in large part to the sale of the Company’s pool and spa business in January 2001. This accounted for $144.0 million of the overall net sales decrease, of which approximately $27.9 million and $116.1 million related to the Electrical & Plumbing and Water & Sewer/Building Material Groups, respectively. Comparable branch sales declined $156.3 million or 5.3%, predominantly driven by a general slowdown in the economy in fiscal 2002, combined with deflationary pricing pressure in stainless steel, nickel alloy, pvc, and certain other commodity-based products. An additional $55.5 million of the decrease resulted from the closing of branches and the elimination or consolidation of customers and services. During fiscal 2002, the Company closed or decided to close 43 branches that were not performing to management’s expectations and/or did not strategically fit into the Company’s core businesses. The above net sales decreases were partially offset by acquired and newly-opened branches, which had net sales of $83.3 million in fiscal 2002. The majority of net sales for acquired and newly-opened branches related to the Water & Sewer/Building Materials Group, which accounted for $78.3 million of this increase. Of the $78.3 million of acquired and newly-opened branch sales for the Water & Sewer/Building Materials Group, $50.9 million related to an acquisition completed in May 2001.

The following discusses factors impacting comparable branch sales in fiscal 2003 and 2002 for the Company’s operating Groups:

Electrical & Plumbing. Comparable branch sales decreased $62.6 million or 4.5% in fiscal 2003 compared to fiscal 2002 largely as a result of the continuing economic slowdown in the electrical construction market, particularly in the Southeast and Texas. Competitive pressures in certain local markets, compounded by weak commercial, industrial, and OEM business, have adversely impacted net sales in the Electrical & Plumbing Group. Comparable branch sales in the Texas market were unfavorably impacted due to inclement weather conditions. The declines in comparable branch sales in the Eastern United States were partially offset by sales increases in the Group’s western plumbing region.

Comparable branch sales decreased $103.0 million or 7.0% in fiscal 2002 compared to fiscal 2001 primarily due to softening prices of certain commodity driven products coupled with an overall weakness in the electrical construction market as a result of a general slowdown in the United States economy, primarily in the western region. This Group supplied materials for several large infrastructure projects in fiscal 2001 with no corresponding activity in fiscal 2002. Sales performance was further impacted by a slowdown in international business resulting from the completion of a large oil and gas pipeline project in fiscal 2001 with no corresponding activity in fiscal 2002. Net sales for the Company’s international business decreased $20.0 million compared to fiscal 2001. These decreases were partially offset by strong commercial activity in the Southwest and increased sales of utility products in the Midwest.

Industrial. Comparable branch sales decreased $22.8 million or 6.8% in fiscal 2003 compared to fiscal 2002. This decrease reflected the postponement or cancellation of certain gas utility, petrochemical, and power generation plant construction and/or rehabilitation projects in late fiscal 2002 and throughout fiscal 2003. These projects were postponed and cancelled by the Company’s customers due to weakened economic conditions, which resulted in reduced plant utilization and reduced capital spending. The comparable branch sales decline was partially offset by increased sales prices for certain commodity-based products, including stainless steel and nickel alloys. Nickel pricing increased approximately 17% compared to fiscal 2002.

Comparable branch sales increased $20.6 million or 6.7% in fiscal 2002 compared to fiscal 2001 as a result of strong sales to customers in the chemical, gas utility, petrochemical, and power generation industries. Comparable branch sales also benefited in fiscal 2002 from several large new petrochemical plant rehabilitation and energy and power plant installation projects in the Texas market. The increase was partially offset by declining prices for certain commodity-based products, including stainless steel and nickel alloy products.

Water & Sewer/Building Materials. Comparable branch sales increased $3.3 million or 0.3% in fiscal 2003 compared to fiscal 2002 primarily due to the Company’s maintenance supply and water and sewer product lines, which had comparable branch sales growth of 8.4% and 2.6%, respectively. These product lines benefited from favorable public and multi-family residential construction in fiscal 2003. Partially offsetting these increases were declines in the building materials, concrete, and fire protection product lines due to a slowdown in non-residential and commercial construction sectors.

Comparable branch sales decreased $73.8 million or 6.2% in fiscal 2002 compared to fiscal 2001. This decrease was attributable to sales of complementary building materials products that were lost as a result of the sale of the pool and spa business. Additionally, comparable branch sales in the water and sewer product line decreased due to the (a) completion of several large infrastructure projects for municipalities in fiscal 2001 which did not recur in fiscal 2002 and (b) declining prices for certain pvc and domestic steel products.

Gross Profit and Gross Margin

Gross profit and gross margin by Group in fiscal 2003, 2002 and 2001 were as follows (dollars in thousands):

	Gross Profit

	Fiscal Years Ended

				% Variance	% Variance
	2003	2002	2001	2003 to 2002	2002 to 2001

Electrical & Plumbing	$329,012	$321,381	$348,378	2.4%	(7.7)%
Industrial	86,076	84,146	83,137	2.3%	1.2%
Water & Sewer/Building Materials	295,244	293,633	314,849	0.5%	(6.7)%
Corporate & Other	—	(1,473)	(936)	—	—

	$710,332	$697,687	$745,428	1.8%	(6.4)%

	Gross Margin

	Fiscal Years Ended			Basis Point Variance

	2003	2002	2001	2003 to 2002	2002 to 2001

Electrical & Plumbing	22.1%	21.9%	21.3%	20	60
Industrial	27.4%	25.5%	26.4%	190	(90)
Water & Sewer/Building Materials	23.3%	23.7%	23.1%	(40)	60
Corporate & Other	—	—	—	—	—

	23.2%	23.0%	22.5%	20	50

Gross profit in fiscal 2003 increased $12.6 million or 1.8% compared to fiscal 2002. This increase was primarily driven by acquired and newly-opened branches, which accounted for a $20.1 million increase in gross profit, of which Utiliserve added $13.6 million. The additional week of net sales included in the first quarter of fiscal 2003 added $13.0 million of gross profit. Comparable branch gross profit decreased $4.9 million or 0.7% primarily as a result of the slowdown in the commercial and non-residential construction sectors combined with competitive pricing pressures in the Electrical & Plumbing Group and deflationary pricing pressure on pvc and ductile pipe products in the Water & Sewer/Building Materials Group. The remaining decrease of $15.6 million related to the closure and/or consolidation of branches. Gross margin totaled 23.2% and 23.0% in fiscal 2003 and 2002, respectively. The net improvement in gross margin was the result of various factors. Gross margin benefited from increased vendor rebates, reduced reserve requirements under the Company’s new methodology for tracking dead stock, and improved margins from the 48 branches which are now on the Hughes Unified operating system, primarily resulting from the implementation of centralized price matrices. The Company also implemented a dead stock program, which identifies potential dead stock on a product by product basis and includes returning products to vendors, transferring products to other branches where the products are selling, reducing the price of the products, and disposing of any products that could not be returned, transferred, or sold. Gross margin was negatively impacted by the acquisition of Utiliserve, which generates lower gross margins than the Company’s average. Gross margin was reduced 28 basis points as a result of the acquisition of Utiliserve in fiscal 2003. In addition, pricing pressures brought about by the intensified competition resulting from the slowdown in the non-residential and commercial construction sectors and the adverse impact of deflationary pressures on pvc and ductile iron pipe products unfavorably impacted gross margin. The aggregation of all of these factors resulted in a net 20 basis point improvement in gross margin in fiscal 2003.

Gross profit in fiscal 2002 decreased $47.7 million or 6.4% compared to fiscal 2001 primarily due to the sale of the Company’s pool and spa business in January 2001. This accounted for $34.0 million of the overall gross profit decrease, of which $5.9 million and $28.1 million related to the Electrical & Plumbing and Water & Sewer/Building Material Groups, respectively. Comparable branch gross profit decreased $21.1 million or 3.1% primarily as a result of the economic downturn in the United States, which intensified competition and placed pricing pressures on the Company. An additional $12.5 million of the gross profit decrease related to the closure and/or consolidation of branches. Partially offsetting this decrease was $19.9 million of gross profit related to acquired and newly-opened branches, of which the majority related to an acquisition in the Water & Sewer/Building Materials Group. Gross margin totaled 23.0% and 22.5% in fiscal 2002 and 2001, respectively. The net improvement in gross margin was due to a shift in sales mix, with a higher proportion of out-of stock sales in fiscal 2002 as compared to direct shipments, which typically generate lower margins. In addition, the pool and spa business generated lower gross margins than the Company’s average in fiscal 2001. Gross margins were also favorably impacted by company-wide inventory improvement initiatives implemented in fiscal 2002, which resulted in increased vendor rebates as a result of concentrated efforts to buy from preferred vendors.

Electrical & Plumbing. The 20 basis point improvement in gross margin in fiscal 2003 was largely the result of the closure of certain branches in fiscal 2002 coupled with the implementation of centralized price matrices on the new Hughes Unified operating system. During the third and fourth quarters of fiscal 2002, the Company closed approximately 30 branches in the Electrical & Plumbing Group because they did not strategically fit into the Company’s core businesses and/or they did not perform to expectations. In fiscal 2003, three additional branches were closed. These branches generally yielded lower gross margins in relation to other branches. Gross margin was also favorably impacted by margin improvement programs initiated during fiscal 2002, including increases in vendor rebate programs, focused purchasing, and reduced reserve requirements under the Company’s new methodology for tracking dead stock, which was initiated in the third quarter of fiscal 2002. The newly-acquired Utiliserve branches negatively impacted gross margins because of the lower margins typically earned in the utility business along with a higher proportion of direct shipments. Competitive pricing pressures in the commercial construction sector also unfavorably impacted gross margins.

The 60 basis point improvement in gross margin in fiscal 2002 was primarily driven by the Company’s efforts to improve margin on certain products and to a decline in lower-margin international business. Gross margin was also positively impacted by a shift in sales mix to out-of-stock sales as compared to direct shipments, which typically generate lower margins.

Industrial. The 190 basis point improvement in gross margin in fiscal 2003 was due to increased sales prices for certain commodity-based products, including stainless steel and nickel alloys. Nickel pricing increased approximately 17% compared to fiscal 2002. Gross margin also benefited from increases in vendor rebate programs and reduced reserve requirements under the Company’s new methodology for tracking dead stock, which was initiated in the third quarter of fiscal 2002.

The 90 basis point reduction in gross margin in fiscal 2002 was attributable to declining prices for certain commodity-based products, including stainless steel and nickel alloy products.

Water & Sewer/Building Materials. Gross margin decreased 40 basis points in fiscal 2003 primarily due to competitive pressures and deflationary pricing on pvc, lumber, plywood, and ductile iron pipe products. Several low margin infrastructure projects combined with a higher proportion of direct shipments in the water and sewer product line also negatively impacted gross margin. Partially offsetting these declines was an improvement in gross margin in the Company’s maintenance supply business as a result of enhanced buying power and sales price increases.

The 60 basis point improvement in gross margin in fiscal 2002 was primarily driven by a sales mix that included more high-margin fabricated products and the sale of the pool and spa business, which generated lower gross margins compared to gross margins as a whole for the Water & Sewer/Building Materials Group.

Operating Expenses

Operating expenses in fiscal 2003, 2002 and 2001 were as follows (dollars in thousands):

	Operating Expenses

	Fiscal Years Ended			% of Net Sales

	2003	2002	2001	2003	2002	2001

Personnel expenses	$379,741	$373,857	$382,050	12.4%	12.3%	11.5%
Other selling, general and administrative expenses	181,992	180,853	199,155	5.9%	6.0%	6.0%
Depreciation and amortization	20,448	31,093	32,551	0.7%	1.0%	1.0%
Provision for doubtful accounts	9,101	11,065	10,626	0.3%	0.4%	0.3%
Impairment of long-lived assets	—	734	15,557	—	—	0.5%

	$591,282	$597,602	$639,939	19.3%	19.7%	19.3%

Fiscal 2003 compared to Fiscal 2002. As a percentage of net sales, personnel expenses totaled 12.4% and 12.3% in fiscal 2003 and 2002, respectively. The Company’s workforce remained essentially flat with approximately 7,200 employees at January 31, 2003 and January 25, 2002. At January 31, 2003, this included approximately 200 employees as a result of the acquisition of Utiliserve, which increased personnel expenses by $5.6 million in fiscal 2003. The additional week in the first quarter of fiscal 2003 also added $7.2 million of personnel expenses. The primary factors contributing to the increase in personnel expenses as a percentage of net sales were higher employee health insurance expense ($2.4 million) and incentive compensation expense ($6.5 million) associated with bonus programs and restricted stock issued to key executives during fiscal 2002. These increases were partially offset by reductions in overtime ($1.3 million), contract labor ($2.6 million), and severance expense ($2.7 million). The Company is continuing with its hiring freeze and wage and salary management programs, which include limits on merit and promotional salary increases. These programs continue to generate savings for the Company; however, these savings were offset in fiscal 2003 by incremental personnel costs associated with the Hughes Unified implementation and increased employee health insurance as discussed above.

As a percentage of net sales, other selling, general and administrative expenses remained relatively flat at 5.9% and 6.0% in fiscal 2003 and 2002, respectively. The additional week in the first quarter of fiscal 2003 added $1.2 million of other selling, general and administrative expenses. The Company experienced higher losses totaling $1.5 million on its casualty insurance program and increased data processing expenses of $1.0 million primarily for consulting related to the new Hughes Unified operating system. The Company also made a non-recurring donation of $0.8 million in the second quarter of fiscal 2003 to the Hughes Supply Foundation, Inc., a not-for-profit charitable organization. Offsetting these increases were non-recurring expenses of $3.1 million that were incurred in fiscal 2002, primarily for lease obligations ($1.6 million) and other contractual obligations ($1.5 million), related to the closure and/or consolidation of branches in fiscal 2002.

Depreciation and amortization decreased $10.6 million or 34.2% in fiscal 2003 compared to fiscal 2002. Of the total decrease, $9.2 million related to the amortization of goodwill, which was eliminated in fiscal 2003 under FAS 142, Goodwill and Other Intangible Assets. The remaining decrease of $1.4 million was largely the result of reduced capital spending in fiscal 2003 along with the elimination of depreciation expense related to the Company’s forklift fleet and trailers. Certain of these assets were sold and subsequently leased-back by the Company in August 2001.

As a percentage of net sales, the provision for doubtful accounts totaled 0.3% and 0.4% in fiscal 2003 and 2002, respectively. The overall decrease was related to provisions in fiscal 2002 for uncollectible receivables related to the Company’s international business.

In the fourth quarter of fiscal 2002, the Company recorded an impairment loss of $0.7 million related to goodwill of one entity in its Electrical & Plumbing Group.

Fiscal 2002 compared to Fiscal 2001. As a percentage of net sales, personnel expenses totaled 12.3% and 11.5% in fiscal 2002 and 2001, respectively. The Company’s workforce decreased 7.1% from approximately 7,750 employees at January 26, 2001 to 7,200 employees at January 25, 2002. This decrease predominantly resulted from the sale of the pool & spa business in January 2001 combined with the elimination of various management and staff positions to bring headcount more in line with current economic conditions and to streamline the Company’s operations. Personnel expenses related to the pool & spa business totaled $14.2 million in fiscal 2001. The primary factors contributing to the increase in personnel expenses as a percentage of sales were increased employee health insurance expense ($4.7 million) and severance expense ($3.2 million). Approximately $1.5 million of severance expense in fiscal 2002 related to the Company’s separation agreement with its former president and an additional $0.5 million related to the closure and consolidation of branches. Partially offsetting these increases were reductions in discretionary type expenses, including overtime ($1.3 million) and contract labor ($2.0 million), as a result of the cost reduction programs initiated in fiscal 2002.

As a percentage of net sales, other selling, general and administrative expenses remained flat at 6.0% in fiscal 2002 and 2001. Other selling, general and administrative expenses related to the pool & spa business totaled $10.2 million in fiscal 2001. The decline in other selling, general and administrative expenses resulted from the overall net sales decrease coupled with the Company’s cost containment initiatives implemented in fiscal 2002. These initiatives included reductions in discretionary spending items, including advertising, travel, entertainment, and other variable expenses. In fiscal 2002, the Company also experienced lower losses of $2.5 million related to its casualty insurance program. Partially offsetting these decreases were non-recurring expenses of $3.1 million primarily for lease obligations ($1.6 million) and other contractual obligations ($1.5 million), related to the closure and/or consolidation of branches in fiscal 2002.

Depreciation and amortization decreased $1.5 million or 4.5% in fiscal 2002 compared to fiscal 2001. This decrease was due in large part to the sale of the Company’s pool & spa business in January 2001 along with the elimination of depreciation expense related to the Company’s forklift fleet and trailers. Certain of these assets were sold and subsequently leased-back by the Company in August 2001.

As a percentage of net sales, the provision for doubtful accounts totaled 0.4% and 0.3% in fiscal 2002 and 2001, respectively. The overall increase was related to an economic slowdown that affected the Company’s primary markets, particularly its international business, during late fiscal 2001.

Impairment of long-lived assets decreased $14.8 million in fiscal 2002 compared to fiscal 2001. In the fourth quarter of fiscal 2002, the Company recorded an impairment loss of $0.7 million related to goodwill of one entity in its Electrical & Plumbing Group. In fiscal 2001, the Company experienced continued operating losses in its e-commerce ventures and international operations. As a result of these losses and based on an analysis of future profitability and anticipated customer demand for these businesses, the Company recorded an impairment charge totaling $15.6 million relating to the write-down of long-lived assets and goodwill. Of the total $15.6 million impairment charge, $10.9 million represented amounts recorded for bestroute and included the impairment of goodwill ($7.3 million), capitalized development software costs and other intangibles ($3.2 million), other current assets ($0.2 million), and equipment ($0.2 million). Of the remaining $4.7 million of impairment charges, the components are goodwill associated with the Company’s international operations ($2.2 million), the Company’s investment in supplyForce.com ($2.0 million), and certain equipment ($0.5 million).

Non-Operating Income (Expenses)

Interest and Other Income. Interest and other income totaled $9.5 million, $10.5 million and $7.5 million in fiscal 2003, 2002 and 2001, respectively. Included in interest and other income were gains on sales of property and equipment, which totaled $1.4 million, $0.5 million and $0.1 million in fiscal 2003, 2002 and 2001, respectively. The overall increase in gains on sales of property and equipment in fiscal 2003 was due to the sale of land and building assets resulting from the closure and consolidation of branches. The decrease in interest and other income in fiscal 2003 was attributable to reduced interest income of $1.5 million, of which $0.9 million related to the $25.0 million short-term receivable recorded in connection with the sale of the Company’s pool and spa business in January 2001. Average cash balances and interest rates declined during fiscal 2003, which contributed to the remaining decrease in interest income. Further compounding the overall decrease in interest and other income was reduced foreign exchange gains related to the Company’s international operations in Mexico. The increase in interest and other income in fiscal 2002 was due to the elimination of $3.2 million of fiscal 2001 net losses related to the Company’s equity investments combined with interest income of $0.9 million related to a $25.0 million short-term note receivable recorded in connection with the sale of the Company’s pool and spa business. These increases were partially offset by $0.7 million of non-operating expenses primarily related to asset write-downs and other expenses from branch closures and reduced finance charge income.

Interest Expense. Interest expense totaled $30.3 million, $35.9 million and $43.3 million in fiscal 2003, 2002 and 2001, respectively. The decrease in interest expense of $5.6 million or 15.6% in fiscal 2003 was due to a reduction of average outstanding debt balances combined with lower interest rates in fiscal 2003. Borrowing levels were reduced in the first and second quarters of fiscal 2003 largely as a result of working capital improvements. In the third quarter of fiscal 2003, the Company made additional borrowings under its revolving credit agreement in order to fund the acquisition of Utiliserve. As a result, total debt increased from $422.8 million at January 25, 2002 to $441.9 million at January 31, 2003. The decrease in interest expense of $7.4 million or 17.1% in fiscal 2002 was also attributable to lower borrowing levels and reduced interest rates. Borrowing levels in fiscal 2002 were reduced as the Company utilized proceeds from the sale of its pool and spa business and working capital improvements program to reduce debt balances.

Gain on Sale of Pool and Spa Business. Non-operating income (expenses) in fiscal 2002 included an $11.0 million pre-tax ($6.7 million after-tax) gain relating to the sale of the Company’s pool and spa business, which was sold for $48.0 million in January 2001. The Company received cash proceeds of $23.0 million with the remaining $25.0 million of consideration in the form of a short-term note receivable, which was fully collected in fiscal 2002.

Income Taxes

The Company’s effective tax rate was 40.9%, 41.0% and 42.3% in fiscal 2003, 2002 and 2001, respectively. The decrease in the effective tax rate in fiscal 2003 reflects the absence of goodwill amortization. The higher effective tax rate in fiscal 2001 was due to the elimination of nondeductible goodwill related to the Company’s international operations and the sale of its pool and spa business.

Net Income

Net income totaled $58.1 million, $44.1 million and $46.5 million in fiscal 2003, 2002 and 2001, respectively. Diluted earnings per share was $2.45, $1.88 and $1.97 in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, the Company adopted FAS 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill. Had the Company accounted for goodwill consistent with the provisions of FAS 142 in prior periods, the Company’s net income and diluted earnings per share would have been $58.1 million, $49.5 million and $51.9 million and $2.45, $2.11 and $2.20, in fiscal 2003, 2002 and 2001, respectively. Included in net income in fiscal 2001 was $5.2 million related to the pool and spa business, which was sold in January 2001. Other factors impacting net income and diluted earnings per share have been discussed above.

Financial Condition

Liquidity and Capital Resources

The following sets forth certain measures of the Company’s liquidity (dollars in thousands):

	Fiscal Years Ended

	2003	2002	2001

Cash flows provided by operating activities	$112,425	$143,002	$56,039
Cash flows used in investing activities	(42,247)	(22,457)	(38,970)
Cash flows used in financing activities	(75,324)	(136,177)	(4,620)

	January 31, 2003	January 25, 2002	January 26, 2001

Working capital	$558,782	$588,275	$679,130
Current ratio	2.5 to 1	3.1 to 1	3.2 to 1
Long-term debt-to-capital	37.0%	40.4%	47.5%

Lower levels of cash and other current assets combined with increases in current maturities of long-term debt, accounts payable, and accrued compensation and benefits balances drove the working capital decrease of $29.5 million in fiscal 2003. These changes were partially offset by increases in accounts receivable and inventories. Other current assets decreased primarily due to the collection of income tax receivables in the first quarter of fiscal 2003. The higher accounts receivable, inventories, and accounts payable reflect the acquisition of Utiliserve, which added $30.4 million of working capital at January 31, 2003. Inventories and accounts payable increased due to strategic purchases, primarily in the Industrial Group. The increase in accrued compensation and benefits is due to higher accrued bonuses from increased profitability in fiscal 2003 combined with the timing of bi-weekly payroll payments.

The working capital decrease of $90.9 million in fiscal 2002 resulted from lower accounts receivable and inventory balances and a decrease in other current assets. These changes were partially offset by lower accounts payable, which correspond with the reduction in inventory levels. The decrease in inventories reflected company-wide initiatives to reduce inventory levels to be more in line with current market demand. The decrease in other current assets was due to the collection of the $25.0 million note receivable related to the sale of the Company’s pool and spa business, which was partially offset by higher income tax receivables in fiscal 2002.

Operating Activities

The decrease of $30.6 million in cash provided by operations in fiscal 2003 resulted from increases in inventories and accounts receivable and a decrease in depreciation and amortization. These decreases were partially offset by increases in net income, accounts payable, accrued compensation and benefits, and a decrease in other current assets. Accounts receivable increased as a result of higher sales volumes in January 2003 compared to January 2002. Overall, days sales outstanding for accounts receivable remained essentially flat in both periods. Inventories and accounts payable increased as a result of strategic purchases, primarily in the Industrial Group. Other current assets primarily decreased due to the collection of income tax receivables in fiscal 2003. The increase in net income of $14.0 million was partially offset by a decrease in depreciation and amortization primarily resulting from the elimination of goodwill amortization under FAS 142. The increase of $87.0 million in cash provided by operations in fiscal 2002 was primarily the result of reductions in inventories as part of the Company’s inventory management program and lower accounts receivable levels caused by the year over year sales decline in fiscal 2002.

Investing Activities

Capital expenditures totaled $15.3 million, $16.9 million and $23.9 million in fiscal 2003, 2002 and 2001, respectively. Of these expenditures, $2.6 million, $3.9 million and $8.3 million, respectively, were for new facilities and leasehold improvements on existing facilities and $9.7 million, $7.6 million and $3.2 million, respectively, related to information technology (“IT”) outlays. Included in the IT outlays were $7.5 million and $4.7 million related to the new Hughes Unified operating system in fiscal 2003 and 2002, respectively. The Company continues to closely monitor and control capital expenditures, and instituted a freeze on most new building projects during fiscal 2002. Fiscal 2004 capital expenditures are expected to be approximately $20.9 million, of which approximately $4.8 million relates to the new Hughes Unified operating system. The Hughes Unified capital expenditures were primarily for personal computers and related hardware along with capitalized software upgrades. Projected capital expenditures for fiscal 2004 excludes approximately $23.0 million related to the Company’s new corporate headquarters facility in Orlando, Florida and a new warehouse in Miami, Florida, as discussed in the Financing Activities section below.

Proceeds from the sale of property and equipment totaled $4.4 million, $8.7 million and $1.8 million in fiscal 2003, 2002 and 2001, respectively. The decrease in fiscal 2003 was due to the sale and subsequent lease-back of substantially all of the Company’s forklift fleet and certain of the Company’s trailers in August 2001, which generated cash proceeds of $5.7 million. Partially offsetting this decrease were proceeds from sales of certain land and building assets in fiscal 2003 resulting from the closure and consolidation of branches.

Cash payments for business acquisitions totaled $33.4 million, $32.0 million and $34.1 million in fiscal 2003, 2002 and 2001, respectively. In August 2002, the Company acquired one hundred percent of the capital stock of Utiliserve, a wholesale distributor of electrical transmission and distribution products and services to the United States electric utility industry. The Company paid $33.4 million for the equity value of Utiliserve and assumed $54.5 million and $33.2 million of long-term debt and other liabilities, respectively.

On December 30, 2002, the Company sold its remaining 49.0% equity investment in Anasteel Supply Company, LLC. for $2.3 million. The Company received cash proceeds of $2.0 million with the remaining $0.3 million of consideration in the form of a long-term note receivable due July 31, 2005. The note receivable bears interest at a fixed rate of 7.0%.

On March 2, 2001, in connection with the closure of bestroute, one of the Company’s e-commerce ventures, the Company entered into an agreement with the holders of 723,183 of the Company’s stock rights originally issued as consideration for the acquisition. This agreement cancelled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7.3 million in cash, all of which was paid by the end of the second quarter of fiscal 2002.

In connection with the sale of the assets of the Company’s pool and spa business in January 2001, the Company received $23.0 million of cash proceeds with the remaining $25.0 million of consideration in the form of a short-term note receivable, which bore interest at 7.0% and was fully collected in fiscal 2002.

Financing Activities

Total debt was $441.9 million and $422.8 million as of January 31, 2003 and January 25, 2002, respectively, reflecting an increase of $19.1 million or 4.5%. The increase in total debt was due to borrowings made under the Company’s revolving credit agreement to fund the acquisition of Utiliserve partially offset by payments made throughout the year with cash flows generated by operating activities. Net borrowings (payments) on the Company’s revolving credit agreement totaled $19.6 million, ($100.3 million) and ($153.9 million) in fiscal 2003, 2002 and 2001, respectively. Scheduled payments on the Company’s senior notes totaled $18.7 million and $14.9 million in fiscal 2003 and 2002, respectively. There were no repayments on senior notes in fiscal 2001. Other principal payments, including debt of acquired entities, totaled $54.3 million, $8.9 million and $2.5 million in fiscal 2003, 2002 and 2001, respectively.

Unsecured Bank Notes and Line of Credit Agreements

The Company’s borrowing capacity under its revolving credit agreement totaled $275.0 million (subject to borrowing limitations under the revolving credit agreement) at January 31, 2003. Under the revolving credit agreement, interest is payable at market rates plus applicable margins. Facility fees of 0.15% are paid on the revolving credit agreement. On March 26, 2003, the Company replaced its existing $275.0 million revolving credit agreement, which was scheduled to mature on January 25, 2004, with a new $252.5 million revolving credit agreement (the “new credit agreement”), subject to borrowing limitations, which matures on March 26, 2007. The new credit agreement is unsecured and contains financial and other covenants, including limitations on dividends and maintenance of certain financial ratios. Interest is payable at market rates plus margins and commitment fees of 0.25% are paid on the new credit agreement.

The Company has two short-term lines of credit with borrowing capacities of $10.0 million and $15.0 million, respectively. On July 25, 2002, both line of credit agreements were amended to extend the maturity dates to June 30, 2003. Concurrent with this amendment, the funds under the $15.0 million line of credit agreement were allocated to an operating lease agreement. On August 30, 2002, the operating lease agreement was amended to increase borrowing capacity from $15.0 million to $18.7 million. Under the terms of the operating lease agreement, the Company leases certain equipment, including vehicles, forklifts, and trailers from various companies with funds provided by the $18.7 million line of credit. Monthly payments are made to the bank in accordance with the terms of each specific equipment lease. There was no remaining availability under the operating lease agreement at January 31, 2003. Concurrent with the execution of the new credit agreement, the $10.0 million line of credit agreement, which was uncommitted, was terminated.

Other Notes Payable

On June 22, 2001, the Company entered into an agreement (“lease facility agreement”) with Atlantic Financial Group, Ltd. (“AFG”), certain financial parties as lenders, and SunTrust Bank as agent (“SunTrust”) in which AFG and SunTrust agreed to fund up to $40.0 million for the acquisition and development of real estate projects chosen by the Company, including up to $25.0 million for the Company’s new corporate headquarters building in Orlando, Florida (“Orlando property”) which is expected to cost approximately $23.0 million. Concurrently, the Company entered into an agreement with AFG, certain financial parties as lenders, and SunTrust as agent for the construction of a new warehouse in Miami, Florida (“Miami property”). Pursuant to this agreement, AFG and SunTrust agreed to fund up to $15.0 million for the construction of this facility, which is expected to cost approximately $13.0 million.

Orlando Property. Under the terms of the loan agreement (“Orlando loan agreement”) between AFG and SunTrust for the Orlando property, AFG was required to fund the lease facility through a nominal equity investment, with the remainder funded through non-recourse borrowings from SunTrust. Concurrent with the execution of the Orlando loan agreement, the Company executed a master lease agreement (“Orlando lease agreement”) with AFG under which the Company would lease the Orlando property for a five-year term, including the construction period and a lease period. The Orlando lease agreement required interest only payments that began at the earlier of the completion of construction or eighteen months following the acquisition of the Orlando property. Payments were interest only at LIBOR rates plus applicable credit spreads. Although AFG has partially funded the lease facility through equity contributions, AFG does not have sufficient residual equity at risk. Accordingly, the Company has included the assets and liabilities related to AFG’s Orlando loan agreement in the consolidated balance sheet at January 25, 2002. The outstanding borrowings and related assets of $1.1 million are reflected in long-term debt and construction in progress at January 25, 2002.

On June 5, 2002, the Company terminated its Orlando loan agreement with AFG and SunTrust. Concurrently, the Company executed a new real estate term credit agreement (the “credit agreement”) with SunTrust, and the outstanding principal balance of $1.7 million under the Orlando loan agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25.0 million for the acquisition and development of the Company’s new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads (estimated to be 102.5 basis points at January 31, 2003) and matures July 31, 2005. At January 31, 2003, the total outstanding borrowings and related assets of $10.1 million under the credit agreement are recorded in long-term debt and construction in progress.

Miami Property. Under the terms of the loan agreement (“Miami loan agreement”) between AFG and SunTrust for the Miami property, AFG was required to fund the Miami property through an equity investment of approximately 20% with the remainder funded through non-recourse borrowings from SunTrust. Concurrent with the execution of the Miami loan agreement, the Company executed a master lease agreement (the “Miami lease agreement”) with AFG. Under the terms of the Miami lease agreement, the Company will lease the Miami property with rent payments beginning in September 2003. Rent payments for the first four years are interest only at a rate based on LIBOR plus applicable credit spreads (estimated to be 125 basis points at January 31, 2003). Beginning in the fifth year, rents are re-amortized and rates for the remainder of the term increase to 12.5% plus applicable consumer price index adjustments. During the first four years of the Miami lease agreement, the Company may elect to purchase the property for the existing lease balance or convert it into the Company’s lease facility agreement referenced above. Although AFG has sufficient equity at risk with respect to the Miami property, the assets and liabilities related to AFG’s Miami loan agreement have been included in the consolidated balance sheets based on the required consolidation of the assets and liabilities related to AFG’s lease facility referenced above. The outstanding borrowings and related assets of $6.7 million and $5.5 million are recorded in long-term debt and construction in progress at January 31, 2003 and January 25, 2002, respectively.

Other

The Company’s debt agreements contain covenants that require the Company, among other things, to maintain certain financial ratios and minimum net worth levels. The covenants also restrict the Company’s activities regarding investments, liens, borrowing and leasing, and payment of dividends other than stock. At January 31, 2003, the Company was in compliance with all financial covenants.

As of January 31, 2003, the Company had approximately $1.7 million of cash and $212.6 million of unused borrowing capacity (subject to borrowing limitations, under debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business acquisition opportunities and to fund share repurchases in the near term. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or the issuance of common stock.

On March 15, 1999, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased 1,572,800 shares at an average price of $22.83 per share, of which 257,000 shares at an average price of $27.78 per share were repurchased in fiscal 2003 and 394,700 shares at an average price of $19.10 per share were repurchased in fiscal 2002. Subsequent to year-end, the Company has repurchased an additional 258,600 shares at an average price per share of $23.39 through March 31, 2003.

The following table presents the Company’s approximate obligations to make future payments under contractual obligations as of January 31, 2003 (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years

Long-term debt	$441,891	$63,815	$99,210	$168,441	$110,425
Non-cancelable operating leases	136,003	41,158	60,312	25,202	9,331

Total contractual cash obligations	$577,894	$104,973	$159,522	$193,643	$119,756

The Company has certain guarantees of residual values under operating leases. The Company believes that the likelihood of any significant amounts being funded in connection with these commitments is remote. The following table shows the Company’s approximate commitments as of January 31, 2003 (in thousands):

	Total Amounts Committed	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years

Residual guarantees under operating leases	$3,019	$69	$1,532	$1,418	$—

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on the Company’s historical experience, current economic trends in the industry, information provided by customers, vendors and other outside sources, and management’s estimates, as appropriate. The Company’s significant accounting policies include:

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness, and an assessment of the Company’s lien and bond rights. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and on a quarterly basis, the Company writes-off uncollectible receivables. This estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a slowdown in the markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. At January 31, 2003 and January 25, 2002, the allowance for doubtful accounts totaled $8.5 million and $8.4 million, respectively.

Inventories

Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. The Company evaluates its inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of a branch’s physical inventory results over the last two years, a review of potential dead stock based on historical product sales and forecasted sales, and an overall consolidated analysis of potential excess inventory. Periodically, the branch’s perpetual inventory records are adjusted to reflect permanent declines in market value. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of the Company’s products or its relationship with certain key vendors, the Company’s inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

During the third quarter of fiscal 2002, the Company created an inventory management department to better manage potential dead stock and excess inventories. This department has focused on implementing programs aimed at reducing the Company’s dead stock, slow-moving, and excess inventory products. These programs identify potential dead stock on a product by product basis and include returning products to manufacturers, transferring products to other branches where the products are selling, reducing the price of the products, and disposing of any products that could not be returned, transferred, or sold. As a result of these initiatives, during fiscal 2003, the Company wrote-off $2.5 million of dead stock from its perpetual inventory records and reduced its overall inventory reserves from $9.8 million at January 25, 2002 to $6.0 million at January 31, 2003.

Consideration Received From Vendors

At the beginning of each calendar year, the Company enters into agreements with many of its vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. The Company accrues the receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at a period end for vendor rebates received on products not yet sold. Substantially all vendor rebate receivables are collected within three months immediately following fiscal year-end. While management believes the Company will continue to receive consideration from vendors in fiscal 2004 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, the Company projects undiscounted future cash flows over the remaining life of the asset. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. The Company’s judgments regarding the existence of impairment indicators are based on market and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that assets are impaired. Evaluating the impairment also requires the Company to estimate future operating results and cash flows that require judgment by management. If different estimates were used, the amount and timing of asset impairments could be affected. In the fourth quarter of fiscal 2002, the Company recorded an impairment loss of $0.7 million related to goodwill of one entity in its Electrical & Plumbing Group. In fiscal 2001, the Company experienced continued operating losses in its e-commerce ventures and international operations. As a result of these losses and based on an analysis of future profitability and anticipated customer demand for these businesses, the Company recorded an impairment charge totaling $15.6 million relating to the write-down of long-lived assets. Of the total $15.6 million impairment charge, $10.9 million represented amounts recorded for bestroute and included the impairment of goodwill ($7.3 million), capitalized development software costs and other intangibles ($3.2 million), other current assets ($0.2 million), and equipment ($0.2 million). Of the remaining $4.7 million of impairment charges, the components are goodwill associated with the Company’s international operations ($2.2 million), the Company’s investment in supplyForce.com ($2.0 million), and certain equipment ($0.5 million).

Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation, automobile, general, and product liability claims. The Company also maintains stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and the Company’s historical loss development experience. To the extent the projected future development of the losses resulting from workers’ compensation, automobile, general, and product liability claims incurred as of January 31, 2003 differs from the actual development of such losses in future periods, the Company’s insurance reserves could differ significantly, resulting in either higher or lower future insurance expense. At January 31, 2003 and January 25, 2002, self-insurance reserves totaled $5.6 million and $3.1 million, respectively.

Recent Accounting Pronouncements

Effective January 26, 2002, the Company adopted FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under FAS 142, goodwill is no longer amortized but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy previously followed by the Company.

Within the Company’s three operating segments, the Company identified five reporting units as defined in FAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of fiscal 2003 based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of FAS 142, the Company concluded that there was no impairment of goodwill related to any of the Company’s five reporting units.

Prior to the adoption of FAS 142, the Company amortized goodwill over estimated useful lives ranging from 15 to 40 years. Had the Company accounted for goodwill consistent with the provisions of FAS 142 in prior periods, the Company’s net income, basic earnings per share, and diluted earnings per share would have been as follows (in thousands except per share data):

	Fiscal Years Ended

	2003	2002	2001

Net income, as reported	$58,084	$44,065	$46,515
Add: goodwill amortization, net of tax	—	5,445	5,359

Adjusted net income	$58,084	$49,510	$51,874

Basic earnings per share, as reported	$2.50	$1.90	$2.00
Add: goodwill amortization, net of tax	—	0.23	0.23

Adjusted basic earnings per share	$2.50	$2.13	$2.23

Diluted earnings per share, as reported	$2.45	$1.88	$1.97
Add: goodwill amortization, net of tax	—	0.23	0.23

Adjusted diluted earnings per share	$2.45	$2.11	$2.20

FAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143, which is effective for the Company beginning in fiscal 2004, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of FAS 143 will have a material impact on its consolidated financial statements.

FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This standard establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under FAS 144, goodwill is no longer allocated to long-lived assets, and, therefore, no longer subjected to testing for impairment as part of those assets, but tested separately as prescribed by FAS 142. In addition, FAS 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company adopted FAS 144 as of January 26, 2002. The adoption of FAS 144 in fiscal 2003 had no impact on the Company’s consolidated financial statements.

FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This standard rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB 30 will now be used to classify those gains and losses. FAS 145 also amends FAS 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, FAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. For the provisions related to the rescission of FAS 4, FAS 145 is effective for the Company beginning in fiscal 2004. The remaining provisions of FAS 145 were effective for the Company in fiscal 2003 and the adoption of these provisions had no impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the provisions related to the rescission of FAS 4 will have a material impact on its consolidated financial statements.

FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under the previous guidance of Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), certain exit costs were recorded upon management’s commitment to an exit plan. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The consensus was reached that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should be treated as a reduction of cost of sales when recognized in the customer’s income statement. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. It also reached consensus on when a customer should recognize a rebate or refund that is payable only if the customer completes a specified level of purchases. Recognition should occur when the rebate or refund is probable and reasonably estimable and should be based on a systematic and rational method. As the Company already accounts for such consideration as a reduction of cost of sales when the vendor rebate is probable and reasonably estimable and based on a systematic and rational allocation of the cash consideration to be received, this EITF has no impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim or annual periods ending after December 15, 2002. These disclosures are presented in note 10 of the notes to the consolidated financial statements. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company is currently assessing the initial measurement requirements of FIN 45. However, management does not believe that the recognition requirements will have a material impact on the Company’s consolidated financial statements.

FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued in December 2002 and amends FAS 123, Accounting for Stock-Based Compensation. This standard provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the standard amends the disclosure requirements of FAS 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation and present those disclosures in a more accessible format in the footnotes to the annual and interim financial statements. FAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The additional disclosures required under FAS 148 are presented in note 1 under Stock-Based Compensation of the notes to the consolidated financial statements.

FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a material impact on its consolidated financial statements.

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk

Commodity Rate Risk

The Company is aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates, and higher material costs. In addition, the Company’s operating performance is affected by price fluctuations in stainless steel, nickel alloy, copper, aluminum, plastic, lumber, and other commodities. The Company seeks to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

Management believes that inflation (which has been moderate over the past few years) did not significantly affect the Company’s operating results or markets in fiscal 2003, 2002 or 2001. As discussed above, however, the Company’s results of operations in fiscal 2003 and 2002 were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in the financial performance of the Company and could continue to do so in the future.

Interest Rate Risk

At January 31, 2003, the Company had approximately $97.6 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their January 31, 2003 levels, the market risk with respect to the Company’s variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a combination of fixed rate and variable-rate debt and by entering into interest rate swaps.

ITEM 8.         Financial Statements and Supplementary Data

HUGHES SUPPLY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Years Ended

	January 31, 2003	January 25, 2002	January 26, 2001

Net Sales	$3,066,341	$3,037,708	$3,310,163
Cost of Sales	2,356,009	2,340,021	2,564,735

Gross Profit	710,332	697,687	745,428

Operating Expenses:
Selling, general and administrative	561,733	554,710	581,205
Depreciation and amortization	20,448	31,093	32,551
Provision for doubtful accounts	9,101	11,065	10,626
Impairment of long-lived assets	—	734	15,557

Total operating expenses	591,282	597,602	639,939

Operating Income	119,050	100,085	105,489

Non-Operating Income (Expenses):
Interest and other income	9,514	10,546	7,476
Interest expense	(30,325)	(35,945)	(43,288)
Gain on sale of pool and spa business	—	—	11,000

	(20,811)	(25,399)	(24,812)

Income Before Income Taxes	98,239	74,686	80,677
Income Taxes	40,155	30,621	34,162

Net Income	$58,084	$44,065	$46,515

Earnings Per Share:
Basic	$2.50	$1.90	$2.00

Diluted	$2.45	$1.88	$1.97

Average Shares Outstanding:
Basic	23,212	23,175	23,238

Diluted	23,665	23,424	23,584

Dividends Per Share	$0.355	$0.340	$0.340

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31, 2003	January 25, 2002

Assets
Current Assets:
Cash and cash equivalents	$1,671	$6,817
Accounts receivable, less allowance for doubtful accounts of $8,533 and $8,388	423,128	387,953
Inventories	438,451	396,441
Deferred income taxes	19,719	15,420
Other current assets	48,565	56,809

Total current assets	931,534	863,440
Property and Equipment	157,772	145,702
Goodwill	320,133	263,808
Other Assets	26,903	20,312

	$1,436,342	$1,293,262

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$63,815	$19,175
Accounts payable	230,045	188,447
Accrued compensation and benefits	43,157	32,790
Other current liabilities	35,735	34,753

Total current liabilities	372,752	275,165
Long-Term Debt	378,076	403,671
Deferred Income Taxes	33,973	13,872
Other Noncurrent Liabilities	6,689	6,081

Total liabilities	791,490	698,789
Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued; preferences, limitations, and relative rights to be established by the Board of Directors	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 23,935,764 and 23,774,600 shares issued	23,936	23,775
Capital in excess of par value	222,380	217,609
Retained earnings	416,724	367,726
Treasury stock, 245,700 and 24,251 shares, at cost	(6,818)	(531)
Unearned compensation related to outstanding restricted stock	(11,370)	(14,106)

Total shareholders’ equity	644,852	594,473

	$1,436,342	$1,293,262

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Unearned Compen- sation	Total

	Shares	Dollars			Shares	Dollars

Balance at January 28, 2000	24,249	$24,249	$221,284	$300,144	(669)	$(15,434)	$(7,799)	$522,444
Net income	—	—	—	46,515	—	—	—	46,515
Cash dividends—$0.340 per share	—	—	—	(8,088)	—	—	—	(8,088)
Shares issued under stock option plans and related tax benefits	—	—	—	(425)	92	2,127	—	1,702
Purchase and retirement of common shares	(32)	(32)	(319)	(1,002)	—	—	—	(1,353)
Issuance of restricted stock, net of cancellations	(6)	(6)	(135)	5	—	—	136	—
Amortization of restricted stock	—	—	—	—	—	—	1,542	1,542
Consideration for bestroute.com acquisition	—	—	7,273	—	—	—	—	7,273

Balance at January 26, 2001	24,211	$24,211	$228,103	$337,149	(577)	$(13,307)	$(6,121)	$570,035
Net income	—	—	—	44,065	—	—	—	44,065
Cash dividends—$0.340 per share	—	—	—	(7,964)	—	—	—	(7,964)
Purchase of treasury stock	—	—	—	—	(395)	(7,537)	—	(7,537)
Shares issued under stock option plans and related tax benefits	—	—	300	(1,726)	266	5,634	—	4,208
Purchase and retirement of common shares	(90)	(90)	(854)	(1,111)	—	—	—	(2,055)
Retirement of treasury stock	(343)	(343)	(3,160)	(3,985)	343	7,488	—	—
Issuance of restricted stock, net of cancellations	(3)	(3)	493	1,298	339	7,191	(9,498)	(519)
Amortization of restricted stock	—	—	—	—	—	—	1,513	1,513
Cancellation of stock rights issued to bestroute.com	—	—	(7,273)	—	—	—	—	(7,273)

Balance at January 25, 2002	23,775	$23,775	$217,609	$367,726	(24)	$(531)	$(14,106)	$594,473
Net income	—	—	—	58,084	—	—	—	58,084
Cash dividends—$0.355 per share	—	—	—	(8,462)	—	—	—	(8,462)
Purchase of treasury stock	—	—	—	—	(257)	(7,140)	—	(7,140)
Shares issued under stock option plans and related tax benefits	217	217	5,736	(76)	15	349	—	6,226
Purchase and retirement of common shares	(26)	(26)	(473)	(666)	—	—	—	(1,165)
Issuance of restricted stock, net of cancellations	(30)	(30)	(492)	118	20	504	(98)	2
Amortization of restricted stock	—	—	—	—	—	—	2,834	2,834

Balance at January 31, 2003	23,936	$23,936	$222,380	$416,724	(246)	$(6,818)	$(11,370)	$644,852

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended

	January 31, 2003	January 25, 2002	January 26, 2001

Cash Flows from Operating Activities:
Net income	$58,084	$44,065	$46,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,448	31,093	32,551
Provision for doubtful accounts	9,101	11,065	10,626
Impairment of long-lived assets	—	734	15,557
Gain on sale of pool and spa business	—	—	(11,000)
Amortization of restricted stock	2,820	984	1,542
Income tax benefit of stock options exercised	1,352	300	—
Deferred income taxes	14,940	10,442	(7,766)
Other	(1,123)	(613)	2,426
Changes in assets and liabilities, net of businesses acquired or sold:
Accounts receivable	(24,342)	50,087	(43,224)
Inventories	(11,563)	55,019	34,567
Other current assets	9,203	(12,252)	1,795
Other assets	(331)	(1,831)	(7,776)
Accounts payable	25,150	(41,316)	(34,035)
Accrued compensation and benefits	8,853	(921)	4,433
Other current liabilities	(775)	(4,326)	9,484
Other noncurrent liabilities	608	472	344

Net cash provided by operating activities	112,425	143,002	56,039

Cash Flows from Investing Activities:
Capital expenditures	(15,273)	(16,850)	(23,871)
Proceeds from sale of property and equipment	4,418	8,673	1,772
Business acquisitions, net of cash	(33,422)	(32,007)	(34,086)
Proceeds from sale of investment in affiliated entity	2,030	—	—
Purchase of bestroute.com stock rights	—	(7,273)	—
Proceeds from sale of pool and spa business	—	25,000	22,972
Investment in affiliated entities	—	—	(5,757)

Net cash used in investing activities	(42,247)	(22,457)	(38,970)

Cash Flows from Financing Activities:
Net borrowings (payments) under short-term debt arrangements	19,593	(100,328)	(153,900)
Proceeds from issuance of long-term debt	—	—	150,000
Principal payments on other debt	(73,030)	(23,809)	(2,476)
Change in book overdrafts	(10,343)	1,761	10,109
Purchase of treasury shares	(7,140)	(7,537)	—
Dividends paid	(8,112)	(7,946)	(8,083)
Other	3,708	1,682	(270)

Net cash used in financing activities	(75,324)	(136,177)	(4,620)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,146)	(15,632)	12,449
Cash and Cash Equivalents, Beginning of Year	6,817	22,449	10,000

Cash and Cash Equivalents, End of Year	$1,671	$6,817	$22,449

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Founded in 1928, Hughes Supply, Inc. and its subsidiaries (the “Company”) is a diversified wholesaler of construction and industrial materials, equipment, and supplies. The Company distributes its products to three primary end markets, including commercial, residential, and industrial public infrastructure markets throughout North America. The Company distributes over 300,000 products, representing three broad product groups, through 451 wholesale branches and six central distribution centers located in 34 states. The Company’s principal customers are electrical, plumbing and mechanical contractors, electric utility customers, property management companies, municipalities, and industrial companies. Industrial companies include businesses in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical, and marine industries.

Principles of Consolidation

The consolidated statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Results of operations of companies acquired and accounted for using the purchase method of accounting are included from their respective dates of acquisition. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. During fiscal 2003, 2002 and 2001, the Company did not have any “less than 20% owned” investments in affiliates accounted for under the equity method.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2003 contained 53 weeks while fiscal years 2002 and 2001 contained 52 weeks. The additional week in fiscal 2003 was included in the first quarter.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and the differences could be material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness, and an assessment of the Company’s lien and bond rights. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and on a quarterly basis, the Company writes-off uncollectible receivables. This estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a slowdown in the markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. At January 31, 2003 and January 25, 2002, the allowance for doubtful accounts totaled $8.5 million and $8.4 million, respectively.

Inventories

Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. The Company evaluates its inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of a branch’s physical inventory results over the last two years, a review of potential dead stock based on historical product sales and forecasted sales, and an overall consolidated analysis of potential excess inventory. Periodically, the branch’s perpetual inventory records are adjusted to reflect permanent declines in market value. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of the Company’s products or its relationship with certain key vendors, the Company’s inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

During the third quarter of fiscal 2002, the Company created an inventory management department to better manage potential dead stock and excess inventories. This department has focused on implementing programs aimed at reducing the Company’s dead stock, slow-moving, and excess inventory products. These programs identify potential dead stock on a product by product basis and include returning products to manufacturers, transferring products to other branches where the products are selling, reducing the price of the products, and disposing of any products that could not be returned, transferred, or sold. As a result of these initiatives, during fiscal 2003, the Company wrote-off $2.5 million of dead stock from its perpetual inventory records and reduced its overall inventory reserves from $9.8 million at January 25, 2002 to $6.0 million at January 31, 2003.

Consideration Received From Vendors

At the beginning of each calendar year, the Company enters into agreements with many of its vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. The Company accrues the receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at a period end for vendor rebates received on products not yet sold. Substantially all vendor rebate receivables are collected within three months immediately following fiscal year-end. While management believes the Company will continue to receive consideration from vendors in fiscal 2004 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

Property and Equipment

Property and equipment are recorded at cost and depreciated using both straight-line and declining-balance methods based on the following estimated useful lives of the assets:

Buildings and improvements	5–40 years
Transportation equipment	2–20 years
Furniture, fixtures and equipment	1–12 years

Maintenance and repair costs are charged to expense as incurred. Renewals and improvements that extend the useful lives of assets are capitalized. Gains or losses are recognized upon disposition. Interest costs related to assets under construction are capitalized during the construction period and totaled $0.4 million, $0.3 million and $0.5 million in fiscal 2003, 2002 and 2001. Depreciation of property and equipment totaled $16.1 million, $18.1 million and $19.6 million in fiscal 2003, 2002 and 2001, respectively.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Effective January 26, 2002, the Company adopted Statement of Financial Accounting Standards (“FAS”) 142, Goodwill and Other Intangible Assets. FAS 142 requires entities to assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in fiscal 2003. When the fair value is less than the related goodwill value, entities are required to reduce the amount of goodwill. The approach to evaluating the recoverability of goodwill as outlined in FAS 142 requires the use of valuation techniques utilizing estimates and assumptions about projected future operating results and other variables. Under the new impairment approach, the Company may be subject to earnings volatility if additional goodwill impairment occurs at a future date. FAS 142 also requires entities to discontinue the amortization of goodwill, including amortization of goodwill acquired in past business combinations. Accordingly, the Company no longer amortized goodwill beginning in fiscal 2003 (see note 4).

At January 31, 2003 and January 25, 2002, goodwill, net of accumulated amortization, totaled $320.1 million and $263.8 million, respectively. Accumulated amortization of goodwill totaled $40.3 million at January 31, 2003 and January 25, 2002. Amortization of goodwill totaled $9.2 million and $9.3 million in fiscal 2002 and 2001, respectively.

Other Assets

The Company capitalizes certain software development costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from 2 to 7 years. At January 31, 2003 and January 25, 2002, capitalized software development costs totaled $9.4 million and $9.8 million, respectively, net of accumulated amortization of $11.7 million and $10.4 million, respectively. Amortization of capitalized software development costs totaled $3.9 million, $3.6 million and $3.6 million in fiscal 2003, 2002 and 2001, respectively.

Intangible assets, which principally consist of customer contracts acquired in business combinations, are recorded at their respective fair values in accordance with FAS 141, Business Combinations, and are amortized using the straight-line method over a weighted-average useful life of 14.6 years. At January 31, 2003, intangible assets totaled $8.3 million, net of accumulated amortization of $0.3 million. The estimated annual amortization expense related to these intangibles for the next five fiscal years is expected to be $0.6 million. There were no intangible assets recorded at January 25, 2002.

Impairment of Long-Lived Assets Other than Goodwill

Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, the Company projects undiscounted future cash flows over the remaining life of the asset. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition (see note 6). The Company’s judgments regarding the existence of impairment indicators are based on market and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that assets are impaired. Evaluating the impairment also requires the Company to estimate future operating results and cash flows that require judgment by management. If different estimates were used, the amount and timing of asset impairments could be affected.

Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation, automobile, general, and product liability claims. The Company also maintains stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and the Company’s historical loss development experience. To the extent the projected future development of the losses resulting from workers’ compensation, automobile, general, and product liability claims incurred as of January 31, 2003 differs from the actual development of such losses in future periods, the Company’s insurance reserves could differ significantly, resulting in either higher or lower future insurance expense. At January 31, 2003 and January 25, 2002, self-insurance reserves totaled $5.6 million and $3.1 million, respectively.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits, and other current liabilities approximate their fair values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of long-term debt was computed by discounting the remaining cash flows by a rate equal to the estimated constant treasury rate for the remaining life of the debt instrument plus applicable credit spread over the remaining average life of the issue. The fair values of long-term debt approximated $395.9 million and $431.9 million and the related carrying values were $441.9 million and $422.8 million at January 31, 2003 and January 25, 2002, respectively.

Revenue Recognition

The Company ships products to its customers predominantly by its internal fleet and to a lesser extent by third party carriers. The Company recognizes revenues from product sales when title to the products is passed to the customer, which occurs at the point of destination for products shipped by the Company’s internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $2.4 million, $2.6 million and $1.9 million in fiscal 2003, 2002, and 2001, respectively.

Concentration of Credit Risk

The majority of the Company’s sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the economic strength of the construction industry in the areas where they operate. Concentration of credit risk with respect to trade accounts receivable is limited by the large number of customers comprising the Company’s customer base and the fact that no one customer comprises more than 1% of annual net sales. The Company performs ongoing credit evaluations of its customers and in certain situations obtains collateral sufficient to protect its credit position.

Advertising

Advertising costs are charged to expense as incurred and totaled $5.1 million, $5.3 million and $6.5 million in fiscal 2003, 2002 and 2001, respectively.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $24.1 million, $23.5 million and $26.4 million in fiscal 2003, 2002 and 2001, respectively.

Income Taxes

Income taxes are recorded for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets.

Stock-Based Compensation

The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands except per share data):

	Fiscal Years Ended

	2003	2002	2001

Net income as reported:	$58,084	$44,065	$46,515
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,974)	(580)	(3,352)

Pro forma net income	$56,110	$43,485	$43,163

Earnings per share:
Basic—as reported	$2.50	$1.90	$2.00

Basic—pro forma	$2.42	$1.88	$1.86

Diluted—as reported	$2.45	$1.88	$1.97

Diluted—pro forma	$2.37	$1.86	$1.83

Comprehensive Income

The Company does not have any significant components of comprehensive income.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no net impact on previously reported results of operations.

Recent Accounting Pronouncements

Effective January 26, 2002, the Company adopted FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 142 requires entities to assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis (see note 4).

FAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143, which is effective for the Company beginning in fiscal 2004, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of FAS 143 in fiscal 2004 will have a material impact on its consolidated financial statements.

FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This standard establishes a single accounting model for long-lived assets to be disposed of, including segments, and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under FAS 144, goodwill is no longer allocated to long-lived assets, and, therefore, no longer subjected to testing for impairment as part of those assets, but tested separately as prescribed by FAS 142. In addition, FAS 144 broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of a business. The Company adopted FAS 144 as of January 26, 2002. The adoption of FAS 144 in fiscal 2003 had no impact on the Company’s consolidated financial statements.

FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This standard rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB 30 will now be used to classify those gains and losses. FAS 145 also amends FAS 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, FAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. For the provisions related to the rescission of FAS 4, FAS 145 is effective for the Company beginning in fiscal 2004. The remaining provisions of FAS 145 were effective for the Company in fiscal 2003 and the adoption of these provisions had no impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the provisions related to the rescission of FAS 4 will have a material impact on its consolidated financial statements.

FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under the previous guidance of Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), certain exit costs were recorded upon management’s commitment to an exit plan. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The consensus was reached that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should be treated as a reduction of cost of sales when recognized in the customer’s income statement. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. It also reached consensus on when a customer should recognize a rebate or refund that is payable only if the customer completes a specified level of purchases. Recognition should occur when the rebate or refund is probable and reasonably estimable and should be based on a systematic and rational method. As the Company already accounts for such consideration as a reduction of cost of sales when the vendor rebate is probable and reasonably estimable and based on a systematic and rational allocation of the cash consideration to be received, this EITF has no impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim or annual periods ending after December 15, 2002. These disclosures are presented in note 10. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company is currently assessing the initial measurement requirements of FIN 45. However, management does not believe that the recognition requirements will have a material impact on the Company’s consolidated financial statements.

FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued in December 2002 and amends FAS 123, Accounting for Stock-Based Compensation. This standard provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the standard amends the disclosure requirements of FAS 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation and present those disclosures in a more accessible format in the footnotes to the annual and interim financial statements. FAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The additional disclosures required under FAS 148 are presented in the Stock-Based Compensation section in note 1.

FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a material impact on its consolidated financial statements.

NOTE 2 — BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

On August 9, 2002, the Company acquired one hundred percent of the capital stock of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”), a wholesale distributor of electrical transmission and distribution products and services to the United States’ electric utility industry. As a result of the acquisition, the Company expects to be a leading provider of electrical transmission and distribution products and services in the United States. It also expects to expand the development of customer contracts as a result of Utiliserve’s value-added services, including vendor-managed inventory, collaborative emergency response, and job-site delivery. Through its supply chain management solutions, Utiliserve is able to assume full responsibility for its customers’ warehouse, work-flow, and inventory management needs.

The purchase price consisted of $33.4 million cash paid (net of cash acquired of $1.9 million) for Utiliserve’s net equity along with the assumption of $54.5 million and $33.2 million of long-term debt and other liabilities, respectively. The results of Utiliserve’s operations have been included in the Company’s consolidated statements of income since August 9, 2002. The total cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141. Goodwill, all of which is non-deductible for income tax purposes, and other intangible assets recorded in connection with the transaction totaled $56.3 million and $8.6 million, respectively. The goodwill was assigned entirely to the Electrical & Plumbing Group. The fair value assigned to intangible assets and the related weighted-average useful life was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The intangible assets are subject to amortization and consist mainly of customer contracts that are being amortized on a straight-line basis over a weighted-average useful life of 14.6 years. The estimated annual amortization expense related to these contracts for the next five fiscal years is expected to be $0.6 million. Pro forma results of operations reflecting this acquisition have not been presented because the results of Utiliserve’s operations are not material to the Company’s consolidated operating results or assets in fiscal 2003 or 2002.

During fiscal 2002 and 2001, the Company acquired several other wholesale distributors of materials to the construction and industrial markets that were accounted for as purchases. These acquisitions, individually and in the aggregate, did not have a material effect on the consolidated financial statements. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

The assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting are summarized below (in thousands):

	Fiscal Years Ended

	2003	2002	2001

Accounts receivable	$19,934	$13,498	$8,828
Inventories	30,447	9,671	10,406
Property and equipment	2,382	961	6,813
Goodwill	56,325	23,713	27,722
Other assets (including intangibles)	13,885	133	4,413

Assets acquired	122,973	47,976	58,182

Accounts payable and accrued liabilities	(33,167)	(8,040)	(9,991)
Long-term debt	(54,536)	(8,595)	(2,475)

Liabilities assumed	(87,703)	(16,635)	(12,466)

Cash purchase price	$35,270	$31,341	$45,716

Consideration in fiscal 2001 for bestroute.com (“bestroute”) included 723,183 stock rights with a fair value of $7.3 million. There was no stock consideration issued in connection with business acquisitions during fiscal 2003 and 2002.

Divestitures

On December 30, 2002, the Company sold its remaining 49.0% equity investment in Anasteel Supply Company, LLC. for $2.3 million. The Company received cash proceeds of $2.0 million with the remaining $0.3 million of consideration in the form of a long-term note receivable due July 31, 2005. The note receivable bears interest at a fixed rate of 7.0%.

In January 2001, the Company completed the sale of the assets of its pool and spa business for $48.0 million subject to working capital adjustments. The Company received cash proceeds of $23.0 million with the remaining $25.0 million of consideration in the form of a short-term note receivable. The note receivable bore interest at a fixed rate of 7.0% and was fully collected in fiscal 2002. In fiscal 2001, the Company recorded a pre-tax gain of $11.0 million in connection with the sale. The pool and spa business was engaged in the wholesale distribution of swimming pool and spa equipment and supplies. Net sales and income before income taxes for the pool and spa business were $144.0 million and $8.8 million, respectively, in fiscal 2001.

In fiscal 2000, the Company invested $1.8 million in bestroute, an e-commerce company founded in 1999 to provide hard-to-find inventory products to wholesale distributors and end-users via the internet. During fiscal 2001, the Company was required to fund an additional $6.3 million to bestroute as certain operating thresholds were met. In September 2000, the Company acquired the remaining 51.0% interest of bestroute in a transaction where the other members of bestroute received 723,183 stock rights of the Company. Under the terms of the agreement, the stock rights were exercisable by the holders on or after February 1, 2001 and granted the holders the right to convert their bestroute holdings into the Company’s common stock. The agreement also provided a call provision under which the Company had the ability to call the stock rights in exchange for shares of the Company’s common stock. The exercise of a portion of the stock rights issued was contingent upon bestroute meeting its operating plan and demonstrating continued viability as a business. In the fourth quarter of fiscal 2001, bestroute was not able to meet its operating plan and incurred operating losses of $2.1 million. These losses were attributed to bestroute’s inability to gain market acceptance and generate revenues sufficient to cover its operating costs. As a result of these continued losses and viability concerns, the Company discontinued bestroute’s operations and on March 2, 2001, the Company and the holders of the stock rights entered into an agreement to cancel 347,541 of the stock rights and redeem the remaining rights for $7.3 million in cash.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2003 and January 25, 2002 consist of the following (in thousands):

	2003	2002

Land	$34,588	$34,735
Buildings and improvements	117,520	116,595
Transportation equipment	24,149	20,611
Furniture, fixtures and equipment	75,857	71,743
Construction in progress	19,857	10,306

	271,971	253,990
Less accumulated depreciation	(114,199)	(108,288)

	$157,772	$145,702

NOTE 4 — GOODWILL

Effective January 26, 2002, the Company adopted FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under FAS 142, goodwill is no longer amortized but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy previously followed by the Company.

Within the Company’s three operating segments, the Company identified five reporting units as defined in FAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of fiscal 2003 based upon the expected present value of future cash flows approach. As a result of this valuation process as well as the application of the remaining provisions of FAS 142, the Company concluded that there was no impairment of goodwill related to any of the Company’s five reporting units.

Prior to the adoption of FAS 142, the Company amortized goodwill over estimated useful lives ranging from 15 to 40 years. Had the Company accounted for goodwill consistent with the provisions of FAS 142 in prior periods, the Company’s net income, basic earnings per share, and diluted earnings per share would have been affected as follows (dollars in thousands except per share data):

	Fiscal Years Ended

	2003	2002	2001

Net income, as reported	$58,084	$44,065	$46,515
Add: goodwill amortization, net of tax	—	5,445	5,359

Adjusted net income	$58,084	$49,510	$51,874

Basic earnings per share, as reported	$2.50	$1.90	$2.00
Add: goodwill amortization, net of tax	—	0.23	0.23

Adjusted basic earnings per share	$2.50	$2.13	$2.23

Diluted earnings per share, as reported	$2.45	$1.88	$1.97
Add: goodwill amortization, net of tax	—	0.23	0.23

Adjusted diluted earnings per share	$2.45	$2.11	$2.20

NOTE 5 — BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

In the normal course of business, the Company’s management continually evaluates the operations and performance of its individual branches and identifies branches for closure or consolidation. Prior to January 25, 2002, the Company’s management approved a plan to close and consolidate 43 branches, including bestroute as discussed in note 2 above, because these branches did not strategically fit into the Company’s core businesses and/or they did not perform to management’s expectations. During fiscal 2003, the Company announced the closure of an additional seven branches along with its distribution center in Georgia. The following is a summary of the expenses associated with the Company’s closure activities (in thousands):

	Fiscal Years Ended

	2003	2002	2001

Cost of sales	$391	$1,647	$—

Severance expense	$49	$519	$—
Lease expense	—	1,610	—
Professional expense (contractual obligation)	—	650	—
Other	(255)	885	—

Selling, general and administrative expenses	$(206)	$3,664	$—

Non-operating expenses	$26	$658	$—

The cost of sales amounts represented an inventory write-down of products that will no longer be saleable following the closure of the branches. Severance expense included charges associated with payments owed to employees who have been or will be involuntarily terminated in connection with the Company’s branch closures. All terminations from branch closures in fiscal 2003 have occurred prior to January 31, 2003. The Company has accrued the estimated lease obligation from the planned closure date through the end of the contractual lease term, net of any estimated sublease income. Other costs accrued for branches identified for closure were based on amounts due under agreements and/or based on estimates to terminate such agreements. Non-operating expenses primarily related to write-downs of assets for which the Company projects the undiscounted cash flows to be less than the carrying amount of the related investment.

During the third quarter of fiscal 2003, the Company reversed accruals totaling $0.5 million related to previous branch closures mainly as a result of favorable settlements of lease obligations for less than originally anticipated.

The liability balance, included in other current liabilities, related to the Company’s closure activities as of January 31, 2003 and January 25, 2002 was as follows (in thousands):

	2003	2002

Beginning balance	$3,102	$—
Provision (income)	(185)	4,322
Cash expenditures:
Lease	(1,131)	(262)
Severance	(108)	(461)
Other	(351)	(387)
Non-cash asset impairments	(176)	(110)

Ending balance	$1,151	$3,102

NOTE 6 — IMPAIRMENT OF LONG – LIVED ASSETS

In the fourth quarter of fiscal 2002, the Company recorded an impairment loss of $0.7 million related to goodwill of one entity in its Electrical & Plumbing Group.

In fiscal 2001, the Company experienced continued operating losses in its e-commerce ventures and international operations. As a result of these losses and based on an analysis of future profitability and anticipated customer demand for these businesses, the Company recorded an impairment charge totaling $15.6 million relating to the write-down of long-lived assets and goodwill. Of the total $15.6 million impairment charge, $10.9 million represented amounts recorded for bestroute (see note 2) and included the impairment of goodwill ($7.3 million), capitalized development software costs and other intangibles ($3.2 million), other current assets ($0.2 million), and equipment ($0.2 million). Of the remaining $4.7 million of impairment charges, the components are goodwill associated with the Company’s international operations ($2.2 million), the Company’s investment in supplyForce.com ($2.0 million), and certain equipment ($0.5 million).

NOTE 7 — LONG – TERM DEBT

Long-term debt at January 31, 2003 and January 25, 2002 consists of the following (dollars in thousands):

	2003	2002

8.27% senior notes, due 2003	$19,000	$19,000
8.27% senior notes, due 2005	16,800	22,400
8.42% senior notes, due 2007	103,000	103,000
7.96% senior notes, due 2011	79,333	88,666
7.14% senior notes, due 2012	36,191	40,000
7.19% senior notes, due 2012	40,000	40,000
6.74% senior notes, due 2013	50,000	50,000
Unsecured bank notes under $275,000 revolving credit agreement, payable January 25, 2004, with varying interest rates between 1.6% to 2.1% at January 31, 2003	72,366	16,142
Commercial paper	—	36,409
Other notes payable with varying interest rates of 2.4% to 18.7% at January 31, 2003 with due dates from 2003 to 2019	25,201	7,229

	441,891	422,846
Less current portion	(63,815)	(19,175)

	$378,076	$403,671

Unsecured Bank Notes and Line of Credit Agreements

The Company’s borrowing capacity under its revolving credit agreement totaled $275.0 million (subject to borrowing limitations under the revolving credit agreement) at January 31, 2003. Under the revolving credit agreement, interest is payable at market rates plus applicable margins. Facility fees of 0.15% are paid on the revolving credit agreement.

On March 26, 2003, the Company replaced its existing $275.0 million revolving credit agreement, which was scheduled to mature on January 25, 2004, with a new $252.5 million revolving credit agreement (the “new credit agreement”), subject to borrowing limitations, which matures on March 26, 2007. The March 26, 2003 agreement supports the classification of amounts borrowed under the prior revolving credit agreement and maturing within one year as long-term debt at January 31, 2003. The new credit agreement is unsecured and contains financial and other covenants, including limitations on dividends and maintenance of certain financial ratios. Interest is payable at market rates plus applicable margins and commitment fees of 0.25% are paid on the new credit agreement.

The Company has a commercial paper program backed by its revolving credit agreement. There were no commercial borrowings outstanding at January 31, 2003. The weighted-average interest rate on outstanding commercial paper borrowings of $36.4 million at January 25, 2002 was 2.9%. The Company has the ability and intent to refinance short-term borrowings on a long-term basis. Accordingly, all of the commercial paper borrowings at January 25, 2002 have been classified as long-term debt.

On January 15, 2002, the Company’s line of credit agreement was amended to decrease borrowing capacity from $75.0 million to $36.3 million. This line of credit agreement matured on July 31, 2002 and was not renewed by the Company.

The Company had two short-term lines of credit with borrowing capacities of $10.0 million and $15.0 million, respectively. On July 25, 2002, both line of credit agreements were amended to extend the maturity dates to June 30, 2003. Concurrent with this amendment, the funds under the $15.0 million line of credit agreement were allocated to an operating lease agreement. On August 30, 2002, the operating lease agreement was amended to increase borrowing capacity from $15.0 million to $18.7 million. Under the terms of the operating lease agreement, the Company leases certain equipment, including vehicles, forklifts, and trailers from various companies with funds provided by the $18.7 million line of credit. Monthly payments are made to the bank in accordance with the terms of each specific equipment lease. There was no remaining availability under the operating lease agreement at January 31, 2003. There were no amounts outstanding at January 31, 2003 under the $10.0 million line of credit agreement. At January 25, 2002, $0.2 million was outstanding under the $10.0 million line of credit agreement. Concurrent with the execution of the new credit agreement, the $10.0 million line of credit agreement, which was uncommitted, was terminated.

Other Notes Payable

On June 22, 2001, the Company entered into an agreement (“lease facility agreement”) with Atlantic Financial Group, Ltd. (“AFG”), certain financial parties as lenders, and SunTrust Bank as agent (“SunTrust”) in which AFG and SunTrust agreed to fund up to $40.0 million for the acquisition and development of real estate projects chosen by the Company, including up to $25.0 million for the Company’s new corporate headquarters building in Orlando, Florida (“Orlando property”) which is expected to cost approximately $23.0 million. Concurrently, the Company entered into an agreement with AFG, certain financial parties as lenders, and SunTrust as agent for the construction of a new warehouse in Miami, Florida (“Miami property”). Pursuant to this agreement, AFG and SunTrust agreed to fund up to $15.0 million for the construction of this facility, which is expected to cost approximately $13.0 million.

Orlando Property. Under the terms of the loan agreement (“Orlando loan agreement”) between AFG and SunTrust for the Orlando property, AFG was required to fund the lease facility through a nominal equity investment, with the remainder funded through non-recourse borrowings from SunTrust. Concurrent with the execution of the Orlando loan agreement, the Company executed a master lease agreement (“Orlando lease agreement”) with AFG under which the Company would lease the Orlando property for a five-year term, including the construction period and a lease period. The Orlando lease agreement required interest only payments that began at the earlier of the completion of construction or eighteen months following the acquisition of the Orlando property. Payments were interest only at LIBOR rates plus applicable credit spreads. Although AFG has partially funded the lease facility through equity contributions, AFG does not have sufficient residual equity at risk. Accordingly, the Company has included the assets and liabilities related to AFG’s Orlando loan agreement in the consolidated balance sheet at January 25, 2002. The outstanding borrowings and related assets of $1.1 million are recorded in long-term debt and construction in progress at January 25, 2002.

On June 5, 2002, the Company terminated its Orlando loan agreement with AFG and SunTrust. Concurrently, the Company executed a new real estate term credit agreement (the “credit agreement”) with SunTrust, and the outstanding principal balance of $1.7 million under the Orlando loan agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25.0 million for the acquisition and development of the Company’s new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads (estimated to be 102.5 basis points at January 31, 2003) and matures July 31, 2005. At January 31, 2003, the total outstanding borrowings and related assets of $10.1 million under the credit agreement are recorded in long-term debt and construction in progress.

Miami Property. Under the terms of the loan agreement (“Miami loan agreement”) between AFG and SunTrust for the Miami property, AFG was required to fund the Miami property through an equity investment of approximately 20% with the remainder funded through non-recourse borrowings from SunTrust. Concurrent with the execution of the Miami loan agreement, the Company executed a master lease agreement (the “Miami lease agreement”) with AFG. Under the terms of the Miami lease agreement, the Company will lease the Miami property with rent payments beginning in September 2003. Rent payments for the first four years are interest only at a rate based on LIBOR plus applicable credit spreads (estimated to be 125 basis points at January 31, 2003). Beginning in the fifth year, rents are re-amortized and rates for the remainder of the term increase to 12.5% plus applicable consumer price index adjustments. During the first four years of the Miami lease agreement, the Company may elect to purchase the property for the existing lease balance or convert it into the Company’s lease facility agreement referenced above. Although AFG has sufficient equity at risk with respect to the Miami property, the assets and liabilities related to AFG’s Miami loan agreement have been included in the consolidated balance sheets based on the required consolidation of the assets and liabilities related to AFG’s lease facility referenced above. The outstanding borrowings and related assets of $6.7 million and $5.5 million are reflected in long-term debt and construction in progress at January 31, 2003 and January 25, 2002, respectively.

Other

The Company’s debt agreements contain covenants that require the Company, among other things, to maintain certain financial ratios and minimum net worth levels. The covenants also restrict the Company’s activities regarding investments, liens, borrowing and leasing, and payment of dividends other than stock. Under the dividend covenant, approximately $75.3 million was available at January 31, 2003 for payment of dividends. At January 31, 2003, the Company was in compliance with all financial covenants.

Maturities of debt for each of the five years subsequent to January 31, 2003 and in the aggregate are as follows (in thousands):

Fiscal Years Ending
2004	$63,815
2005	44,628
2006	54,582
2007	45,022
2008	123,419
Thereafter	110,425

$441,891

NOTE 8 — INCOME TAXES

The consolidated provision for income taxes consists of the following (in thousands):

	Fiscal Years Ended

	2003	2002	2001

Currently payable:
Federal	$23,290	$17,811	$37,515
State	2,157	2,321	4,315

	25,447	20,132	41,830

Deferred:
Federal	13,219	10,998	(7,007)
State	1,489	(509)	(661)

	14,708	10,489	(7,668)

	$40,155	$30,621	$34,162

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the consolidated statements of income (dollars in thousands):

	Fiscal Years Ended

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Tax computed at statutory federal rate	$34,384	35.0%	$26,140	35.0%	$28,237	35.0%
Effect of:
State and local income tax, net of federal income tax benefit	2,369	2.4%	1,509	2.0%	2,377	2.9%
Nondeductible expenses	1,283	1.3%	2,336	3.1%	3,548	4.4%
Other, net	2,119	2.2%	636	0.9%	—	—

	$40,155	40.9%	$30,621	41.0%	$34,162	42.3%

The components of deferred tax assets and liabilities at January 31, 2003 and January 25, 2002 are as follows (in thousands):

	2003	2002

Deferred tax assets:
Allowance for doubtful accounts	$1,874	$2,016
Inventories	6,195	5,621
Property and equipment	—	700
Accrued vacation	2,522	2,481
Other accrued liabilities	4,458	2,843
Net operating losses	4,736	2,086
Deferred compensation	4,756	3,498

Gross deferred tax assets	24,541	19,245
Valuation allowance	(219)	(72)

Total deferred tax assets	24,322	19,173

Deferred tax liabilities:
Capitalized software development costs	2,709	2,793
Goodwill and intangible assets	16,634	7,165
Deferred revenue	9,671	—
Prepaid expenses and other current assets	9,374	7,554
Property and equipment	70	—
Other	118	113

Total deferred tax liabilities	38,576	17,625

Net deferred tax (liabilities) assets	$(14,254)	$1,548

At January 31, 2003, the Company had federal and state net operating loss carryforwards of $4.7 million, which expire between 2012 and 2023. A valuation allowance has been provided on certain of the net operating losses at January 31, 2003 as full realization of these assets is not considered more likely than not.

NOTE 9 — EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which provides benefits for substantially all employees of the Company who meet minimum age and length of service requirements. The maximum percentage of each eligible employee’s contribution to be matched by the Company was increased from 4% to 5% on February 1, 2000 and from 5% to 6% on February 1, 2001. Additional annual contributions may be made at the discretion of the Board of Directors. Amounts charged to expense for this plan totaled $4.9 million, $5.0 million and $4.3 million in fiscal 2003, 2002 and 2001, respectively.

Bonus Plans

The Company has bonus plans, based on growth, profitability formulas, and return on assets which provide incentive compensation for key officers and employees. Amounts charged to expense for bonuses to executive officers totaled $2.8 million, $1.3 million and $1.4 million in fiscal 2003, 2002 and 2001, respectively.

Deferred Executive Compensation Plan

A non-qualified executive deferred compensation plan established on March 1, 2002 allows eligible employees to defer up to 90.0% of their cash compensation through the plan. The Company does not match employees’ contributions under the current plan.

Supplemental Executive Retirement Plan

The Company has a defined benefit retirement plan, which provides supplemental benefits for certain key executive officers, generally for periods up to 15 years, upon retirement, disability or death. The obligations are not funded separately from the Company’s general assets. At January 31, 2003 and January 25, 2002, the liability under the plan, as determined in accordance with FAS 87, Employers’ Accounting for Pensions, was $5.1 million and $4.6 million, respectively. The liability in each year is recorded in other noncurrent liabilities. Amounts charged to expense under the plan totaled $0.6 million, $0.5 million and $0.7 million in fiscal 2003, 2002 and 2001, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2012. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of the Company’s facility leases. Rent expense under these leases totaled $51.5 million, $51.6 million and $51.1 million in fiscal 2003, 2002 and 2001, respectively. Future minimum annual rental payments, under non-cancelable operating leases as of January 31, 2003 are as follows (in thousands):

Fiscal Years Ending
2004	$41,158
2005	35,318
2006	24,994
2007	15,844
2008	9,358
Thereafter	9,331

$136,003

Certain operating leases for vehicles and equipment expiring in fiscal 2008 contain residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of the Company’s guarantee obligation at January 31, 2003 is approximately $3.0 million. The Company believes the likelihood of funding the guarantee obligation under any provision of the operating lease agreements is remote.

Legal Matters

The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of management, none of the proceedings are material in relation to the Company’s consolidated operations, cash flows, or financial position.

NOTE 11 — STOCK OPTION PLANS

Stock Plans

The Company’s two active stock plans include the 1997 Executive Stock Plan (the “1997 Stock Plan”) and the Directors’ Stock Option Plan. These stock plans authorize the granting of both incentive and non-incentive stock options for an aggregate of 2,552,500 shares of common stock, including 2,250,000 shares to key employees and 302,500 shares to non-employee board of director members. Under these plans, options are granted at prices not less than the market value on the date of grant, and the maximum term of an option may not exceed ten years. Prices for incentive stock options granted to employees who own 10% or more of the Company’s stock are at least 110% of market value at date of grant. Options may be granted from time to time until December 31, 2006 with respect to the 1997 Stock Plan or May 24, 2003 with respect to the Directors’ Stock Option Plan. An option becomes exercisable at such times and in such installments as set forth by the compensation committee of the Board of Directors (the “compensation committee”) or by the Directors’ Stock Option Plan. Under the 1997 Stock Plan, the Company can grant up to 1,125,000 shares of the authorized options as restricted stock to certain key employees. These shares are subject to certain transfer restrictions, and vesting may be dependent upon continued employment, the satisfaction of performance objectives, or both.

In May 2002, the shareholders approved an amendment to the 1997 Stock Plan allowing the compensation committee to make grants of performance-based restricted shares to senior executives. Performance-based shares are used as an incentive to increase shareholder returns with actual awards based on various criteria, including increases in the price of the Company’s common shares, earnings per share, shareholder value, and net income. Compensation expense for the anticipated number of shares to be issued, if any, will be recognized over the vesting period. On August 21, 2002, target awards of 125,000 shares have been made to these senior executives. These shares will be issued in five separate tranches if the price of the Company’s common shares achieves certain levels. As of January 31, 2003, none of these price levels have been attained and accordingly, no restricted shares have been issued to the participants.

During fiscal 2002, the Company granted certain senior executives 410,000 restricted shares in accordance with a stock performance award under the 1997 Stock Plan. The shares were awarded in five separate tranches as the price of the Company’s common shares achieved certain levels as determined by the compensation committee. At January 25, 2002, all such stock price achievement levels had been met. The shares vest five years from the award date, and are subject to certain other vesting and forfeiture provisions contained in the 1997 Stock Plan. The market value of the restricted shares was $10.7 million at the date of the grant and was recorded as unearned compensation, a component of shareholders’ equity. This amount is being charged to expense over the respective vesting period and totaled $2.2 million and $0.7 million in fiscal 2003 and 2002, respectively.

During fiscal 2003 and 2002, the Company granted certain employees 20,000 and 11,000 shares of restricted stock, with market values at the date of grant of $0.6 million and $0.3 million, respectively. There were no restricted stock grants made to employees during fiscal 2001. In fiscal 2003, 2002 and 2001, the Company also cancelled 29,888, 84,709 and 6,000, respectively, of the restricted shares granted, with market values at the date of grant of $0.5 million, $1.5 million and $0.1 million, respectively, according to the provisions of the grant. The market value of the restricted stock at the date of grant was recorded as unearned compensation, a component of shareholders’ equity, and is being charged to expense over the respective vesting periods. In fiscal 2003, 2002 and 2001, this expense totaled $0.7 million, $0.8 million and $1.5 million, respectively.

The 1997 Stock Plan also permits the granting of stock appreciation rights (“SARs”) to holders of options. Such rights permit the option holder to surrender an exercisable option, in whole or in part, on any date that the fair market value of the Company’s common stock exceeds the option price for the stock and receive payment in common stock or, if the Board of Directors approves, in cash or any combination of cash and common stock. Such payment would be equal to the excess of the fair market value of the shares under the surrendered option over the option price for such shares. The change in value of SARs would be reflected in income based upon the market value of the stock. No SARs have been granted or issued through January 31, 2003.

Stock Options

Stock option and restricted stock activity and information about the 1997 Stock Plan and the Directors’ Stock Plan are as follows:

Stock Options	Shares Subject to Option	Weighted- Average Option Price

Balance at January 28, 2000 (426,947 shares exercisable)	733,147	$22.32
Granted	502,000	18.75
Exercised	(83,420)	8.62
Cancelled	(27,838)	24.72

Balance at January 26, 2001 (1,098,789 shares exercisable)	1,123,889	21.21
Granted	167,500	20.71
Exercised	(255,425)	14.63
Cancelled	(80,600)	26.91

Balance at January 25, 2002 (695,664 shares exercisable)	955,364	22.40
Granted	672,200	33.91
Exercised	(232,387)	20.97
Cancelled	(30,400)	31.40

Balance at January 31, 2003 (544,277 shares exercisable)	1,364,777	$28.11

Restricted Stock	Shares Outstanding	Shares Available for Issuance

Balance at January 28, 2000	362,021	12,979
Additional authorized	—	500,000
Granted	—	—
Cancelled	(6,000)	6,000
Vested	(13,500)	—

Balance at January 26, 2001	342,521	518,979
Granted	421,000	(421,000)
Cancelled	(84,709)	84,709
Vested	(36,000)	—

Balance at January 25, 2002	642,812	182,688
Additional authorized	—	250,000
Shares transferred to stock option pool	—	(288,900)
Shares assigned but not issued	—	(125,000)
Granted	20,000	(20,000)
Cancelled	(29,888)	29,888
Vested	—	—

Balance at January 31, 2003	632,924	28,676

At January 31, 2003, shares available for award under the 1997 Stock Plan and Directors’ Stock Option Plan totaled 61,986, of which 28,676 could be granted in the form of restricted stock. Outstanding options at January 31, 2003 have expiration dates ranging from August 17, 2004 to November 26, 2012.

The following table summarizes information about stock options outstanding at January 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$12.83–$16.00	85,000	4.8	$14.48	67,500	$14.25
16.92– 21.00	307,118	6.7	17.65	182,618	17.80
21.91– 28.75	151,639	7.3	24.04	101,339	24.52
32.50– 40.00	821,020	8.6	33.91	192,820	34.54

$12.83–$40.00	1,364,777	7.8	$27.94	544,277	$24.54

Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under FAS 123, as amended by FAS 148, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period. Pro forma information relating to the fair value of stock-based compensation is presented in note 1 under Stock-Based Compensation.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Fiscal Years Ended

	2003	2002	2001

Risk-free interest rates	4.6%	4.7%	6.7%

Dividend yield	1.1%	1.5%	1.3%

Expected volatility	40.3%	38.3%	36.0%

Expected stock option lives	8	8	8

The weighted-average estimated fair value of employee stock options granted during 2003, 2002 and 2001 was $15.94, $9.16 and $8.77 per share, respectively. The pro forma calculations above do not include the effects of options granted prior to fiscal 1996.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions could materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 12 — CAPITAL STOCK

Treasury Stock

On March 15, 1999, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased 1,572,800 shares at an average price of $22.83 per share, of which 257,000 shares at an average price of $27.78 per share were repurchased in fiscal 2003 and 394,700 shares at an average price of $19.10 per share were repurchased in fiscal 2002. No shares were repurchased in fiscal 2001. Subsequent to year-end, the Company has repurchased an additional 258,600 shares at an average price per share of $23.39 through March 31, 2003.

Preferred Stock

The Company’s Board of Directors established Series A Junior Participating Preferred Stock (“Series A Stock”) consisting of 75,000 shares. Each share of Series A Stock will be entitled to 1,000 votes on all matters submitted to a vote of shareholders. Series A Stock is not redeemable or convertible into any other security. Each share of Series A Stock shall have a minimum cumulative preferential quarterly dividend rate equal to the greater of $1.00 per share or 1,000 times the aggregate per share amount of the dividend declared on common stock in the related quarter. In the event of liquidation, shares of Series A Stock will be entitled to the greater of $1,000 per share plus any accrued and unpaid dividends or 1,000 times the payment to be made per share of common stock. No shares of Series A Stock are presently outstanding, and no shares are expected to be issued except in connection with the shareholder rights plan referred to below.

The Company has a shareholder rights plan. Under the plan, the Company distributed to shareholders a dividend of one right per share of the Company’s common stock. When exercisable, each right will permit the holder to purchase from the Company one one-thousandth of a share (a “unit”) of Series A Stock at a purchase price of $200 per unit. The rights generally become exercisable if a person or group acquires 15% or more of the Company’s common stock or commences a tender offer that could result in such person or group owning 15% or more of the Company’s common stock. If certain subsequent events occur after the rights first become exercisable, the rights may become exercisable for the purchase of shares of common stock of the Company, or of an acquiring company, having a value equal to two times the exercise price of the right. In general, the rights may be redeemed by the Company at $.01 per right at any time prior to the latter of (a) ten days after 20% or more of the Company’s stock is acquired by a person or group and (b) the first date of a public announcement that a person or group has acquired 15% or more of the Company’s stock. The rights expire on June 2, 2008 unless terminated earlier in accordance with the shareholder rights plan.

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the additional dilutive effect of the Company’s potential common shares, which includes certain employee and director stock options, unvested shares of restricted stock and stock rights issued in connection with the bestroute acquisition in fiscal 2001. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

	Fiscal Years Ended

	2003	2002	2001

Basic weighted-average number of shares	23,212,392	23,175,025	23,238,025
Incremental shares resulting from:
Stock options	153,011	96,062	56,244
Restricted stock	299,208	84,986	47,363
Stock rights issued in connection with bestroute acquisition	—	67,550	242,386

Diluted weighted-average number of shares	23,664,611	23,423,623	23,584,018

Excluded from the above computations of weighted-average shares for diluted earnings per share were options and unvested shares of restricted stock to purchase 831,020, 362,114 and 1,166,490 shares of common stock at average exercise prices of approximately $33.88, $32.10 and $29.83 for fiscal 2003, 2002 and 2001, respectively, because their effect would have been anti-dilutive.

NOTE 14 — SUPPLEMENTAL CASH FLOWS

Additional supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Fiscal Years Ended

	2003	2002	2001

Income taxes paid	$10,269	$36,642	$36,601
Interest paid	29,862	35,814	44,429
Property acquired with debt	17,946	6,946	—
Note receivable from sale of investment in affiliated entity	300	—	—
Note receivable from sale of pool and spa business	—	—	25,000

During fiscal 2003 and 2002, the Company awarded certain key employees 20,000 and 421,000 restricted shares of the Company’s common stock, respectively, in accordance with the 1997 Executive Stock Plan. There were no restricted stock grants made to employees during fiscal 2001.

During fiscal 2002, the Company retired 342,854 shares of its common stock previously held in treasury.

See note 2 for the net assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting.

Dividends declared but not paid totaled $2.4 million and $2.0 million at January 31, 2003 and January 25, 2002.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company leases several buildings and properties from certain related parties, including the Company’s chairman and chief executive officer, two members of the Board of Directors, and an executive officer. The leases generally provide that all expenses related to the properties are to be paid by the Company. Rents paid under these leases totaled $2.1 million, $2.1 million and $1.9 million in fiscal 2003, 2002 and 2001, respectively.

The Company made donations totaling $0.9 million, $0.1 million and $0.025 million to Hughes Supply Foundation, Inc. (“HSF”), a not-for-profit charitable organization, in fiscal 2003, 2002 and 2001, respectively. The board of directors of HSF is comprised of certain executives of the Company, including the chairman and chief executive officer and the president and chief operating officer.

NOTE 16 — SEGMENT INFORMATION

During the first quarter of fiscal 2003, the Company completed the reorganization of its management structure, which started in fiscal 2002 after the new president/chief operating officer had been with the Company for several months and a new strategic direction set. In connection with this reorganization, the Company initiated centralization programs in vendor relations, customer service, and support service areas, which are designed to leverage these functions across the entire Company. The branch operations were then reorganized under the management of three group (“Group”) presidents, as compared to being managed by five Group presidents in the prior fiscal years.

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

The Electrical & Plumbing Group includes the Company’s electrical and electric utility products, plumbing products, heating ventilation and air conditioning products, and its international business. The Industrial Group includes the Company’s industrial pipe, valves, and fittings products. The Water & Sewer/Building Materials Group includes the Company’s water and sewer products, building materials products, maintenance supplies, fire protection products, and concrete products. The “Corporate & Other” category includes corporate level expenses not allocated to the Company’s operating Groups, along with revenues and expenses for bestroute.com in fiscal 2002 and 2001.

Intersegment sales are excluded from net sales presented for each Group. Income before income taxes includes certain corporate expense allocations for employee benefits, corporate capital charges, data processing expenses, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

In fiscal 2003, in connection with the reorganization of the Company’s operations and re-centralization of certain administrative functions, the Company changed its method of allocating certain costs (e.g. corporate capital charges, certain centralized support service expenses, data processing expenses, interest expense, etc.) to the Groups. As a result of these changes, prior year operating expenses totaling $10.1 million and $6.7 million in fiscal 2002 and 2001, respectively, have been reclassified from Corporate to the operating Groups.

The following table presents net sales and other financial information by Group for fiscal 2003, 2002 and 2001, as reclassified for the changes discussed above (in thousands):

	Electrical & Plumbing(1)	Industrial	Water & Sewer/Building Materials(1)	Corporate & Other	Total

Net sales
2003	$1,486,424	$313,942	$1,265,975	$—	$3,066,341
2002	1,467,584	330,375	1,239,666	83	3,037,708
2001	1,632,923	315,315	1,361,896	29	3,310,163

Gross profit
2003	$329,012	$86,076	$295,244	$—	$710,332
2002	321,381	84,146	293,633	(1,473)	697,687
2001	348,378	83,137	314,849	(936)	745,428

Depreciation and amortization
2003	$6,138	$791	$5,617	$7,902	$20,448
2002	9,402	2,752	11,860	7,079	31,093
2001	9,958	2,876	11,733	7,984	32,551

Provision for doubtful accounts
2003	$3,867	$372	$4,862	$—	$9,101
2002	6,924	255	3,487	399	11,065
2001	6,269	356	3,633	368	10,626

Impairment of long-lived assets
2003	$—	$—	$—	$—	$—
2002	734	—	—	—	734
2001	2,217	—	416	12,924	15,557

Interest and other income (expense)
2003	$3,712	$(96)	$5,365	$533	$9,514
2002	4,151	58	4,623	1,714	10,546
2001	4,700	195	5,426	(2,845)	7,476

Interest expense
2003	$40	$—	$108	$30,177	$30,325
2002	—	—	43	35,902	35,945
2001	—	—	32	43,256	43,288

Gain on sale of pool and spa business
2003	$—	$—	$—	$—	$—
2002	—	—	—	—	—
2001	—	—	11,000	—	11,000

Income (loss) before income taxes
2003	$43,260	$25,442	$61,080	$(31,543)	$98,239
2002	24,762	22,498	58,470	(31,044)	74,686
2001	24,905	23,395	73,910	(41,533)	80,677

Capital expenditures
2003	$1,179	$538	$3,015	$10,541	$15,273
2002	2,590	645	6,661	6,954	16,850
2001	5,745	620	6,098	11,408	23,871

______________

(1)       In addition to the reclassifications discussed above, prior year amounts have also been reclassified to reflect the transfer of branches between the Electrical & Plumbing and Water & Sewer/Building Materials Groups, which resulted from the change in management structure discussed above. Results of operations for the pool and spa business, which was sold in January 2001, were included in the Electrical & Plumbing and Water & Sewer/Building Materials Groups in fiscal 2001.

The following table includes the Company’s investment in accounts receivable less allowance for doubtful accounts, inventories, and goodwill for each Group at January 31, 2003 and January 25, 2002 (in thousands):

	2003

	Accounts Receivable	Inventories	Goodwill	Group Assets

Electrical & Plumbing	$193,164	$201,258	$118,464	$512,886
Industrial	41,160	117,314	56,398	214,872
Water & Sewer/Building Materials	188,804	119,879	145,271	453,954

	$423,128	$438,451	$320,133	1,181,712

Cash and cash equivalents				1,671
Deferred income taxes				19,719
Other current assets				48,565
Property and equipment				157,772
Other assets				26,903

Total Assets				$1,436,342

	2002

	Accounts Receivable	Inventories	Goodwill	Group Assets

Electrical & Plumbing	$168,702	$176,599	$62,139	$407,440
Industrial	42,971	103,663	56,398	203,032
Water & Sewer/Building Materials	176,280	116,179	145,271	437,730

	$387,953	$396,441	$263,808	1,048,202

Cash and cash equivalents				6,817
Deferred income taxes				15,420
Other current assets				56,809
Property and equipment				145,702
Other assets				20,312

Total Assets				$1,293,262

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited results of operations for each quarter in fiscal 2003 and 2002 (in thousands except per share data):

	First	Second	Third	Fourth	Full Year

Fiscal 2003
Net sales	$790,004	$774,651	$804,061	$697,625	$3,066,341
Gross profit	181,218	180,683	188,522	159,909	710,332
Net income	12,394	18,546	19,775	7,369	58,084

Earnings per share:
Basic	$0.54	$0.80	$0.85	$0.32	$2.50
Diluted	0.52	0.78	0.84	0.31	2.45

Average shares outstanding:
Basic	23,159	23,283	23,252	23,160	23,212
Diluted	23,632	23,781	23,609	23,511	23,665

Dividends per share	$0.085	$0.085	$0.085	$0.100	$0.355

Fiscal 2002
Net sales	$775,149	$806,317	$790,042	$666,200	$3,037,708
Gross profit	175,125	180,959	182,994	158,609	697,687
Net income	6,417	14,667	17,742	5,239	44,065

Earnings per share:
Basic	$0.28	$0.63	$0.77	$0.23	$1.90
Diluted	0.27	0.63	0.76	0.22	1.88

Average shares outstanding:
Basic	23,297	23,170	23,145	23,089	23,175
Diluted	23,603	23,270	23,356	23,395	23,424

Dividends per share	$0.085	$0.085	$0.085	$0.085	$0.340

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Hughes Supply, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Hughes Supply, Inc. and its subsidiaries at January 31, 2003 and January 25, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 4 to the consolidated financial statements, effective January 26, 2002, the Company changed its method of accounting for goodwill and certain intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP
Orlando, Florida
March 26, 2003

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The consolidated financial statements and related information included in this Annual Report were prepared in conformity with accounting principles generally accepted in the United States of America. Management is responsible for the integrity of the financial statements and for the related information. Management has included in the Company’s consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The responsibility of the Company’s independent accountants is to express an opinion on the fairness of the consolidated financial statements. Their opinion is based on an audit conducted in accordance with auditing standards generally accepted in the United States of America as further described in their report.

The Audit Committee of the Board of Directors is composed of three non-management directors. The Committee meets periodically with financial management, internal auditors, and the independent accountants to review internal accounting control, auditing and financial reporting matters.

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any change in, or disagreement with, its accountants or a reportable event which is required to be reported in response to this item.

PART III

The information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14.       Controls and Procedures

Within 90 days before the filing date of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the Company’s management conducted its evaluation.

PART IV

ITEM 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report:

(1)       Consolidated Financial Statements

The consolidated financial statements of the Company and its subsidiaries are included in Item 8 on pages 30–57.

(2)       Financial Statement Schedules

The financial statement schedules are included on page 62. All other schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes thereto.

(3)       Exhibits Filed

A substantial number of the exhibits listed below in the index to the exhibits on page 59–61 are indicated as having been previously filed as exhibits to other reports under the Securities Exchange Act of 1934, as amended, or as exhibits to registration statements under the Securities Act of 1933, as amended. Such previously filed exhibits are incorporated by reference in this Form 10-K. Exhibits not incorporated by reference herein are filed with this report.

(b)       Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended January 31, 2003.

INDEX TO EXHIBITS

ITEM 14 (a) 3 — Exhibits Required by Item 601 of Regulation S-K and Additional Exhibits

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

4.1      Form of Common Stock Certificate representing shares of the Registrant’s common stock, $1.00 par value, incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

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

Sub-Item	Property

(1)	Clearwater
(2)	Daytona Beach
(3)	Fort Pierce
(4)	Lakeland
(7)	Orlando Electrical
(8)	Orlando Plumbing
(9)	Orlando Utility
(11)	Sarasota
(12)	Venice
(13)	Winter Haven

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

(e)       Lease Extension Agreement.

10.2    Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996 incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

10.3    Real Estate Term Credit Agreement, dated as of May 31, 2002, by and among Hughes Supply Shared Services, Inc. as borrower, Hughes Supply, Inc. as parent, and SunTrust Bank as lender incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended May 3, 2002.

10.4    Hughes Supply, Inc. Amended and Restated Directors’ Stock Option Plan with amendments approved through May 21, 2002.

10.5    Hughes Supply, Inc. Amended Senior Executives’ Long-Term Incentive Bonus Plan, adopted January 25, 1996, incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

10.6    Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

10.7    Hughes Supply, Inc. 1997 Executive Stock Plan, as amended, incorporated by reference to Exhibit 99.1 to Form S-8 dated September 24, 2002 (Commission File No. 001-08772).

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

10.10  Revolving Credit Agreement dated as of March 26, 2003 among Hughes Supply, Inc. as borrower, and the Lenders from time to time party hereto and SunTrust Bank as administrative agent.

10.11  Loan and Aircraft Security Agreement dated as of November 12, 2002 between Juno Industries, Inc. (d/b/a Hughes Aviation), customer, and SunTrust Leasing Corporation, lender, CESSNA 560 XL M/S No. 560-5119, FAA Registration Mark N357 WC.

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

10.15  Master Lease Agreement, dated as of June 22, 2001 between Atlantic Financial Group, Ltd, as Lessor and Hughes Supply, Inc. and Certain Subsidiaries of Hughes Supply, Inc., as Lessees—Operating Lease incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

10.15 (a)        Loan Agreement, dated as of June 22, 2001 among Atlantic Financial Group, Ltd, as Lessor and Borrower, the financial institutions party hereto as Lenders and SunTrust Bank, as Agent—Operating Lease incorporated by reference to Exhibit 10.15 (a) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

10.15 (b)        Construction Agency Agreement, dated as of June 22, 2001 among Atlantic Financial Group, Ltd, and Hughes Supply, Inc. as Construction Agent—Operating Lease incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

10.15 (c)        Guaranty Agreement from Hughes Supply, Inc., dated as of June 22, 2001—Operating Lease incorporated by reference to Exhibit 10.15 (c) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

10.15 (d)        Appendix A to the Operative Documents, Definitions and Interpretation—Operating Lease incorporated by reference to Exhibit 10.15 (d) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

10.15 (e)        First Amendment to Master Agreement.

10.16 (a)        Amendment to Uncommitted Guidance and Swing Line Demand Promissory Note dated July 26, 2002 by the Company and SunTrust Bank, Inc. incorporated by reference to Exhibit 10.16 (a) to Form 10-Q for the quarter ended August 2, 2002 (Commission File No. 001-08772).

(21)    Subsidiaries of the Registrant.

(23)    Consent of PricewaterhouseCoopers LLP.

(99)    Additional Exhibits.

99.1    Location of Facilities.

99.2    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended January 31, 2003, January 25, 2002 and January 26, 2001
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Income		Deductions		Other Charges	Balance at End of Period

2003
Allowance for doubtful accounts	$8,388	$10,809	(a)	$(10,664	)(b)	$—	$8,533
Inventory reserves	9,849	857	(c)	(4,694	)(d)	—	6,012
Deferred income taxes	72	147		—		—	219

2002
Allowance for doubtful accounts	$6,106	$13,391	(a)	$(11,109	)(b)	$—	$8,388
Inventory reserves	10,379	8,044	(c)	(8,574	)(d)	—	9,849
Deferred income taxes	698	—		(626)		—	72

2001
Allowance for doubtful accounts	$2,777	$12,447	(a)	$(9,118	)(b)	$—	$6,106
Inventory reserves	7,253	12,395	(c)	(9,269	)(d)	—	10,379
Deferred income taxes	—	698		—		—	698

______________

(a)       Represents gross bad debt expense, excluding recoveries of bad debts, which totaled $1,708, $2,326 and $1,821 in fiscal 2003, 2002 and 2001, respectively.

(b)       Represents write-offs of uncollectible receivable amounts.

(c)       Represents amounts charged for provision for inventory loss, including book to physical inventory adjustments and estimated dead stock write-offs.

(d)       Deductions represent the net difference between the original inventory provisions recorded and actual book to physical adjustments, dead stock write-offs, and reductions in calculated reserve requirements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors
of Hughes Supply, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 26, 2003 appearing in the 2003 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Orlando, Florida
March 26, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SUPPLY, INC.
By:	/s/ DAVID H. HUGHES

David H. Hughes Chairman of the Board and Chief Executive Officer

/s/ DAVID BEARMAN

David Bearman Executive Vice President and Chief Financial Officer

Date: April 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID H. HUGHES	(Director)	April 18, 2003

David H. Hughes

/s/ JOHN D. BAKER II	(Director)	April 18, 2003

John D. Baker II

/s/ ROBERT N. BLACKFORD	(Director)	April 18, 2003

Robert N. Blackford

/s/ H. CORBIN DAY	(Director)	April 18, 2003

H. Corbin Day

/s/ VINCENT S. HUGHES	(Director)	April 18, 2003

Vincent S. Hughes

/s/ TONI JENNINGS	(Director)	April 18, 2003

Toni Jennings

/s/ WILLIAM P. KENNEDY	(Director)	April 18, 2003

William P. Kennedy

/s/ AMOS R. McMULLIAN	(Director)	April 18, 2003

Amos R. McMullian

/s/ THOMAS I. MORGAN	(Director)	April 18, 2003

Thomas I. Morgan

CERTIFICATIONS

I, David H. Hughes, certify that:

1.        I have reviewed this annual report on Form 10-K of Hughes Supply, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003	/s/ DAVID H. HUGHES

David H. Hughes Chairman of the Board and Chief Executive Officer

I, David Bearman, certify that:

1.        I have reviewed this annual report on Form 10-Q of Hughes Supply, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003	/s/ DAVID BEARMAN

David Bearman Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS FILED WITH THIS REPORT

10.1	(e) Lease Extension Agreement.

10.4	Hughes Supply, Inc. Amended and Restated Directors’ Stock Option Plan with amendments approved through May 21, 2002.

10.10	Revolving Credit Agreement dated as of March 25, 2003 among Hughes Supply, Inc. as borrower, and the Lenders from time to time party hereto and SunTrust Bank as administrative agent.

10.11

Loan and Aircraft Security Agreement dated as of November 12, 2002 between Juno Industries, Inc. (d/b/a Hughes Aviation), customer, and SunTrust Leasing Corporation, lender, CESSNA 560 XL M/S No. 560-5119, FAA Registration Mark N357 WC.

10.15	(e) First Amendment to Master Agreement.

(21)    Subsidiaries of the Registrant.

(23)    Consent of PricewaterhouseCoopers LLP.

(99)    Additional Exhibits.

99.1    Location of Facilities.

99.2    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SELECTED FINANCIAL DATA

(in thousands, except per share data and ratios)

	Fiscal Years Ended(1)(2)

	2003	2002	2001	2000

STATEMENTS OF INCOME:
Net sales	$3,066,341	$3,037,708	$3,310,163	$2,994,877
Cost of sales	2,356,009	2,340,021	2,564,735	2,320,604
Gross margin	23.2%	23.0%	22.5%	22.5%

Selling, general and administrative expenses	$561,733	$554,710	$581,205	$508,009
Percentage of net sales	18.3%	18.3%	17.6%	17.0%
Depreciation and amortization	20,448	31,093	32,551	29,808
Operating income	119,050	100,085	105,489	132,392
Operating margin	3.9%	3.3%	3.2%	4.4%

Interest and other income	$9,514	$10,546	$18,476 (3)	$9,015
Interest expense	30,325	35,945	43,288	31,805

Income before income taxes	$98,239	$74,686	$80,677	$109,602
Percentage of net sales	3.2%	2.5%	2.4%	3.7%
Income taxes	40,155	30,621	34,162	43,731
Net income	58,084	44,065	46,515	65,871
Percentage of net sales	1.9%	1.5%	1.4%	2.2%

Earnings per share:
Basic	$2.50	$1.90	$2.00	$2.82
Diluted	2.45	1.88	1.97	2.80

Average shares outstanding:
Basic	23,212	23,175	23,238	23,398
Diluted	23,665	23,424	23,584	23,547

BALANCE SHEETS:
Working capital (current assets less current liabilities)	$558,782	$588,275	$679,130	$657,500
Total assets	1,436,342	1,293,262	1,406,695	1,377,036
Long-term debt	378,076	403,671	516,168	535,000
Shareholders’ equity	644,852	594,473	570,035	522,444

Current ratio	2.5 to 1	3.1 to 1	3.2 to 1	3.2 to 1
Long-term debt-to-capital	37%	40%	48%	51%

OTHER:
Cash dividends per share	$0.355	$0.340	$0.340	$0.340
Return on average assets	4.3%	3.3%	3.3%	5.3%
Return on average shareholders’ equity	9.4%	7.6%	8.5%	13.1%

(1)      The Company’s fiscal year is a 52 or 53-week period ending on the last Friday in January. Fiscal years 2003 and 1997 contained 53 weeks while the remaining fiscal years contained 52 weeks.

(2)      All data adjusted for poolings of interests and the three-for-two stock split declared in fiscal 1998.

(3)      Includes $11,000 gain on sale of pool and spa business in January 2001.

Fiscal Years Ended(1)(2)

1999	1998	1997	1996	1995	1994	1993

$2,536,265	$1,945,446	$1,619,362	$1,326,978	$1,065,549	$880,977	$724,466
1,977,266	1,519,323	1,276,481	1,052,120	848,698	704,907	583,513
22.0%	21.9%	21.2%	20.7%	20.4%	20.0%	19.5%

$416,642	$318,923	$261,355	$218,093	$172,828	$145,913	$119,732
16.4%	16.4%	16.1%	16.4%	16.2%	16.6%	16.5%
23,269	18,727	15,566	11,859	10,131	8,657	7,382
117,206	87,244	64,937	42,703	32,391	19,052	11,811
4.6%	4.5%	4.0%	3.2%	3.0%	2.2%	1.6%

$6,886	$5,837	$6,241	$5,111	$3,206	$3,677	$4,072
25,415	19,257	14,842	10,440	6,813	6,456	6,087

$98,677	$73,824	$56,336	$37,374	$28,784	$16,273	$9,796
3.9%	3.8%	3.5%	2.8%	2.7%	1.8%	1.4%
37,234	26,254	19,282	11,728	7,984	4,710	1,734
61,443	47,570	37,054	25,646	20,800	11,563	8,062
2.4%	2.4%	2.3%	1.9%	2.0%	1.3%	1.1%

$2.57	$2.37	$2.13	$1.78	$1.54	$0.97	$0.68
2.55	2.33	2.09	1.75	1.50	0.92	0.68

23,889	20,108	17,384	14,418	13,504	11,900	11,899
24,138	20,432	17,719	14,647	13,992	13,675	11,917

$567,435	$486,106	$350,975	$235,113	$212,573	$171,702	$148,919
1,128,973	965,742	684,056	474,574	418,717	330,526	294,510
402,203	343,197	228,351	139,165	127,166	121,292	103,870
483,956	421,769	299,233	188,926	165,427	116,918	106,597

3.5 to 1	3.5 to 1	3.3 to 1	2.6 to 1	2.7 to 1	2.9 to 1	2.8 to 1
45%	45%	43%	42%	43%	51%	49%

$0.330	$0.310	$0.250	$0.200	$0.150	$0.110	$0.080
5.9%	5.8%	6.4%	5.7%	5.6%	3.7%	2.8%
13.6%	13.2%	15.2%	14.5%	14.7%	10.3%	7.8%