Form 10-Q
period 2003-05-02
HUGHES SUPPLY INC
filed 2003-06-16
CIK 49029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2003

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

Yes ☒                 No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                 No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of June 13, 2003
$1 Par Value	23,464,776

HUGHES SUPPLY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three Months Ended
	May 2, 2003	May 3, 2002
Net Sales	$782.8	$790.0
Cost of Sales	607.2	608.8

Gross Profit	175.6	181.2

Operating Expenses:
Selling, general and administrative	144.8	149.3
Depreciation and amortization	5.1	5.0

Total operating expenses	149.9	154.3

Operating Income	25.7	26.9

Other Income (Expense):
Interest and other income	1.7	2.1
Interest expense	(7.7)	(8.0)

	(6.0)	(5.9)

Income Before Income Taxes	19.7	21.0
Income Taxes	7.9	8.6

Net Income	$11.8	$12.4

Earnings Per Share:
Basic	$0.52	$0.54

Diluted	$0.51	$0.52

Weighted-Average Shares Outstanding:
Basic	22.8	23.2

Diluted	23.1	23.6

Dividends Per Share	$0.100	$0.085

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Balance Sheets

(in millions, except share and per share data)

	May 2, 2003 (unaudited)	January 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$2.0	$1.7
Accounts receivable, less allowance for doubtful accounts of $10.0 and $8.5	459.8	423.1
Inventories	466.5	438.5
Deferred income taxes	18.9	19.7
Other current assets	41.1	48.5

Total current assets	988.3	931.5

Property and Equipment	163.6	157.8
Goodwill	320.1	320.1
Other Assets	29.1	26.9

	$1,501.1	$1,436.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$63.7	$63.8
Accounts payable	274.8	230.0
Accrued compensation and benefits	23.6	43.3
Other current liabilities	39.6	35.6

Total current liabilities	401.7	372.7

Long-Term Debt	402.1	378.1
Deferred Income Taxes	40.6	34.0
Other Noncurrent Liabilities	7.7	6.7

Total liabilities	852.1	791.5

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 23,925,876 and 23,935,764 shares issued	23.9	23.9
Capital in excess of par value	222.2	222.4
Retained earnings	426.1	416.7
Treasury stock, 498,600 and 245,700 shares, at cost	(12.7)	(6.8)
Unearned compensation related to outstanding restricted stock	(10.5)	(11.4)

Total shareholders’ equity	649.0	644.8

	$1,501.1	$1,436.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three Months Ended
	May 2, 2003	May 3, 2002
Cash Flows from Operating Activities:
Net income	$11.8	$12.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.1	5.0
Provision for doubtful accounts	2.0	3.9
Deferred income taxes	7.4	0.9
Other	0.8	0.9
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(38.7)	(47.9)
Inventories	(28.0)	(6.9)
Other current assets	7.4	28.7
Other assets	(1.2)	(0.2)
Accounts payable	44.5	55.8
Accrued compensation and benefits	(19.7)	(9.6)
Other current liabilities	4.0	10.7
Other noncurrent liabilities	1.0	0.1

Net cash (used in) provided by operating activities	(3.6)	53.8

Cash Flows from Investing Activities:
Capital expenditures	(5.3)	(2.4)
Proceeds from sale of property and equipment	0.1	1.3

Net cash used in investing activities	(5.2)	(1.1)

Cash Flows from Financing Activities:
Net borrowings (payments) under short-term debt arrangements	20.8	(52.8)
Principal payments on other debt	(2.6)	—
Purchase of treasury shares	(6.0)	—
Dividends paid	(2.4)	(2.0)
Other	(0.7)	(1.7)

Net cash provided by (used in) financing activities	9.1	(56.5)

Net Increase (Decrease) in Cash and Cash Equivalents	0.3	(3.8)
Cash and Cash Equivalents, Beginning of Period	1.7	6.8

Cash and Cash Equivalents, End of Period	$2.0	$3.0

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1.	Basis of Presentation

In the opinion of Hughes Supply, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 2, 2003, the results of operations for the three months ended May 2, 2003 and May 3, 2002, and cash flows for the three months then ended. The results of operations for the three months ended May 2, 2003 are not necessarily indicative of the trends or results that may be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended January 31, 2003, as filed with the Securities and Exchange Commission.

Business

Founded in 1928, the Company is a diversified wholesaler of construction and industrial materials, equipment, and supplies. The Company distributes its products to three primary end markets, including commercial, residential, and industrial public infrastructure markets throughout North America. The Company distributes over 300,000 products, representing three broad product groups, through approximately 450 wholesale branches and six central distribution centers located in 34 states. The Company’s principal customers are electrical, plumbing and mechanical contractors, electric utility customers, property management companies, municipalities, and industrial companies. Industrial companies include businesses in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical, and marine industries.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2004 will be a 52-week period while fiscal year 2003 was a 53-week period. The three months ended May 2, 2003 and May 3, 2002 contained 13 and 14 weeks, respectively.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no net impact on previously reported results of operations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“FAS”) 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 is not expected to have any impact on the Company’s consolidated financial statements.

FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003 and clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected to have any impact on the Company’s consolidated financial statements.

Note 2.	Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions except per share data):

	Three Months Ended
	May 2, 2003	May 3, 2002
Net income as reported:	$11.8	$12.4
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(0.7)	(0.2)

Pro forma net income	$11.1	$12.2

Earnings per share:
Basic—as reported	$0.52	$0.54

Basic—pro forma	$0.49	$0.53

Diluted—as reported	$0.51	$0.52

Diluted—pro forma	$0.48	$0.52

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued during the first quarter of fiscal 2004 and 2003:

	Three Months Ended
	May 2, 2003	May 3, 2002
Risk-free interest rates	3.6%	5.6%
Dividend yield	1.5%	1.5%
Expected volatility	42.5%	40.3%
Expected stock option lives	8	8

The weighted-average estimated fair value of employee stock options granted during the three months ended May 2, 2003 and May 3, 2002 was $10.38 and $18.65 per share, respectively. The pro forma calculations above do not include the effects of options granted prior to fiscal 1996.

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

Note 3.	Branch Closures and Consolidations Activities

As more fully disclosed in Note 5 of the Company’s notes to the consolidated financial statements in the fiscal 2003 Annual Report, the Company’s management approved a plan to close and consolidate certain branches because they did not strategically fit into the Company’s core businesses and/or they did not perform to management’s expectations. The liability balance included in other current liabilities related to the Company’s closure activities totaled $1.0 million and $1.2 million as of May 2, 2003 and January 31, 2003, respectively. The reduction of $0.2 million was attributable to lease payments made in the first quarter of fiscal 2004.

There have been no material changes to the Company’s plans or estimates at May 2, 2003, and no additional charges were recorded in the three month period ended May 2, 2003 related to management’s plan.

Effective January 1, 2003, the Company adopted FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. FAS 146 was effective for exit or disposal activities initiated after December 31, 2002. There have been no such activities initiated in fiscal 2004 and accordingly, the adoption of this statement has had no impact on the Company’s consolidated financial statements.

Note 4.	Long-Term Debt

Long-term debt at May 2, 2003 and January 31, 2003 consisted of the following (in millions):

	May 2, 2003	January 31, 2003
8.27% senior notes, due 2003	$19.0	$19.0
8.27% senior notes, due 2005	16.8	16.8
8.42% senior notes, due 2007	103.0	103.0
7.96% senior notes, due 2011	79.3	79.3
7.14% senior notes, due 2012	36.2	36.2
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	47.6	50.0
Unsecured bank notes under $252.5 revolving credit agreement, payable March 26, 2007, with an interest rate of 2.3% at May 2, 2003	45.0	72.4
Commercial paper with an interest rate of 1.9% at May 2, 2003	48.2	—
Other notes payable with varying interest rates of 2.4% to 23.0% at May 2, 2003 with due dates between 2003 to 2016	30.7	25.2

	465.8	441.9
Less current portion	(63.7)	(63.8)

	$402.1	$378.1

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

On May 22, 2003, the Company amended the new credit agreement to increase maximum borrowing capacity from $252.5 million to $290.0 million effective June 9, 2003.

At May 2, 2003, the Company was in compliance with all financial covenants.

Note 5.	Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share include the additional dilutive effect of the Company’s potential common shares, which includes certain employee and director stock options, and unvested shares of restricted stock. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended
	May 2, 2003	May 3, 2002
Basic weighted-average shares outstanding	22,844,170	23,158,650
Incremental shares resulting from:
Stock options	75,301	199,685
Restricted stock	196,852	273,795

Diluted weighted-average shares outstanding	23,116,323	23,632,130

Excluded from the above computation of weighted-average shares outstanding for diluted earnings per share for the three months ended May 2, 2003 were options and unvested shares of restricted stock to purchase 883,159 shares of common stock at an average price of $33.45 because their effect would have been anti-dilutive. All stock options and restricted stock as of May 3, 2002 were dilutive and, therefore, included in the computation of diluted earnings per share for the three months ended May 3, 2002.

Note 6.	Capital Stock

On March 15, 1999, the Company’s board of directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased a total of 1,831,400 shares at an average price of $22.91 per share, of which 258,600 shares at an average price of $23.39 were repurchased during the first quarter of fiscal 2004. Shares repurchased totaled $6.0 million in the first quarter of fiscal 2004. There were no shares repurchased during the first quarter of fiscal 2003.

Treasury stock of 5,700 and 24,251 shares in the first quarter of fiscal 2004 and 2003, respectively, were issued under stock option plans.

Note 7.	Supplemental Cash Flows Information

Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows:

	Three Months Ended
	May 2, 2003	May 3, 2002
Income taxes refunded	$(0.4)	$(13.1)
Interest paid	2.5	2.1
Property acquired with debt	5.7	0.6

During the first quarter of fiscal 2003, the Company awarded certain key employees 10,000 restricted shares of the Company’s common stock, in accordance with the 1997 Executive Stock Plan. There were no restricted stock grants made to employees during the first quarter of fiscal 2004.

Dividends declared but not paid totaled $2.3 million and $2.0 million at May 2, 2003 and May 3, 2002.

Note 8.	Segment Information

The Company’s operations are under the management of three group (“Group”) presidents, and are organized on a product basis into three stand-alone Groups: Electrical/Plumbing; Industrial; and Water & Sewer/Building Materials. The Electrical/Plumbing Group includes the Company’s electrical and electric utility products, plumbing products, and heating, ventilation and air conditioning (“HVAC”) products. The Industrial Group includes the Company’s industrial pipe, valves, and fittings products. The Water & Sewer/Building Materials Group includes the Company’s water and sewer products, building materials products and maintenance supplies, fire protection products, and concrete products. The “Corporate & Other” category includes corporate level expenses not allocated to the Company’s operating Groups. These three Groups represent the Company’s reportable segments. This is the basis management uses for making operating decisions and assessing performance, and is on a basis consistent with how business activities are reported internally to management and the board of directors.

Intersegment sales are excluded from net sales presented for each Group. Operating income includes certain corporate expense allocations for employee benefits, corporate capital charges, data processing expenses, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

The following table presents net sales and other financial information by Group for the first quarter of fiscal 2004 and 2003 (in millions):

	Electrical/ Plumbing	Industrial	Water & Sewer/Building Materials	Corporate & Other	Total
Net sales
2004	$393.3	$73.1	$316.4	$—	$782.8
2003	375.4	84.3	330.3	—	790.0

Operating income (loss)
2004	$7.9	$4.7	$12.6	$0.5	$25.7
2003	7.7	7.3	14.0	(2.1)	26.9

Depreciation and amortization
2004	$1.6	$0.2	$1.2	$2.1	$5.1
2003	1.5	0.2	1.5	1.8	5.0

The following table presents the Company’s accounts receivable net of the allowance for doubtful accounts, inventories, and goodwill for each Group at May 2, 2003 and January 31, 2003 (in millions):

	As of May 2, 2003
	Accounts Receivable	Inventories	Goodwill	Group Assets
Electrical/Plumbing	$206.1	$211.2	$118.5	$535.8
Industrial	41.0	116.8	56.4	214.2
Water & Sewer/Building Materials	212.7	138.5	145.2	496.4

Total	$459.8	$466.5	$320.1	1,246.4

Cash and cash equivalents				2.0
Deferred income taxes				18.9
Other current assets				41.1
Property and equipment				163.6
Other assets				29.1

Total Assets				$1,501.1

	As of January 31, 2003
	Accounts Receivable	Inventories	Goodwill	Group Assets
Electrical/Plumbing	$193.1	$201.3	$118.5	$512.9
Industrial	41.2	117.3	56.4	214.9
Water & Sewer/Building Materials	188.8	119.9	145.2	453.9

Total	$423.1	$438.5	$320.1	1,181.7

Cash and cash equivalents				1.7
Deferred income taxes				19.7
Other current assets				48.5
Property and equipment				157.8
Other assets				26.9

Total Assets				$1,436.3

PART I.    FINANCIAL INFORMATION — Continued

HUGHES SUPPLY, INC.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of certain significant factors that have affected the financial condition of the Company as of May 2, 2003, and the results of operations for the first quarter of fiscal 2004 and 2003. This information should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained herein and in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2003.

Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be different from any future results, performance, and achievements expressed or implied by these statements. These risks and uncertainties include, but are not limited to, the strength of the construction market, fluctuating commodity prices and unexpected product shortages, competition, the Company’s reliance on key personnel, general economic conditions, success in integrating acquired business units, the Company’s dependence on credit sales, and other factors set forth from time to time in filings with the Securities and Exchange Commission. The Company does not have any obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Material Changes in Results of Operations

Business

Founded in 1928, the Company is a diversified wholesaler of construction and industrial materials, equipment, and supplies. The Company distributes its products to three primary end markets, including commercial, residential, and industrial public infrastructure markets throughout North America. The Company distributes over 300,000 products, representing three major product groups, through approximately 450 wholesale branches and six central distribution centers located in 34 states. The Company’s principal customers are electrical, plumbing and mechanical contractors, electric utility customers, property management companies, municipalities, and industrial companies. Industrial companies include businesses in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical, and marine industries.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2004 will be a 52-week period while fiscal year 2003 was a 53-week period. The three months ended May 2, 2003 and May 3, 2002 contained 13 and 14 weeks, respectively.

Segment Information

The Company’s operations are under the management of three group (“Group”) presidents, and are organized on a product basis into three stand-alone Groups: Electrical/Plumbing; Industrial; and Water & Sewer/Building Materials. The Electrical/Plumbing Group includes the Company’s electrical and electric utility products, plumbing products, and heating, ventilation and air conditioning (“HVAC”) products. The Industrial Group includes the Company’s industrial pipe, valves, and fittings products. The Water & Sewer/Building Materials Group includes the Company’s water and sewer products, building materials products and maintenance supplies, fire protection products, and concrete products. The “Corporate & Other” category includes corporate level expenses not allocated to the Company’s operating Groups. These three Groups represent the Company’s reportable segments. This is the basis management uses for making operating decisions and assessing performance, and is on a basis consistent with how business activities are reported internally to management and the board of directors.

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

Net Sales

Net sales in the first quarter of fiscal 2004 totaled $782.8 million, a decrease of $7.2 million or 0.9%, compared to the prior year’s first quarter net sales of $790.0 million. Comparable branch sales remained relatively flat despite a continuing challenging economy, particularly in the industrial, non-residential building, and commercial construction sectors. Net sales in the first quarter of fiscal 2004 included sales from the acquisition of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”), which was completed in August 2002, while net sales in the prior year’s first quarter included the benefit of an additional fiscal week as presented below (dollars in millions):

	Consolidated Net Sales
	Three Months Ended
	May 2, 2003	May 3, 2002	Percent Variance
Comparable branch sales	$725.8	$728.7	(0.4)%
Acquired and newly-opened branches	55.3	—
Closed and/or combined branches	1.7	6.2
Additional week	—	55.1

	$782.8	$790.0	(0.9)%

Consolidated and comparable branch sales by Group in the first quarter of fiscal 2004 and 2003 were as follows (dollars in millions):

	Consolidated Net Sales			Comparable Branch Sales
	Three Months Ended			Three Months Ended
	May 2, 2003	May 3, 2002	Percent Variance	May 2, 2003	May 3, 2002	Percent Variance
Electrical/Plumbing	$393.3	$375.4	4.8%	$338.7	$345.1	(1.9)%
Industrial	73.1	84.3	(13.3)%	73.1	78.5	(6.9)%
Water & Sewer/Building Materials	316.4	330.3	(4.2)%	314.0	305.1	2.9%

	$782.8	$790.0	(0.9)%	$725.8	$728.7	(0.4)%

The following sets forth factors impacting net sales for the Company’s operating Groups:

Electrical/Plumbing

Net sales in the first quarter of fiscal 2004 increased $17.9 million or 4.8% compared to the prior year’s first quarter. The acquisition of Utiliserve accounted for $52.2 million of this increase, partially offset by a decrease of $26.6 million of net sales from the additional week in the first quarter of fiscal 2003 and $1.3 million from the closing and/or combining of branches. Comparable branch sales decreased $6.4 million or 1.9%. The comparable branch sales decrease primarily stems from the electrical product line as a result of the continued weakness in the commercial market, particularly in office building and hotel & motel construction. The plumbing business also continues to operate in a competitive environment, which has created pricing pressure on newer projects.

Industrial

Net sales in the first quarter of fiscal 2004 decreased $11.2 million or 13.3% compared to the prior year’s first quarter. Of the total $11.2 million decrease in net sales, $7.2 million resulted from the additional week in the first quarter of fiscal 2003 and $5.4 million or 6.9% related to a decline in comparable branch sales. Partially offsetting these decreases were acquired and newly-opened branch sales of $1.4 million. Comparable branch sales decreased primarily due to the downward trend in power industry spending and uncertainties surrounding the war in Iraq. These two factors resulted in the postponement and cancellation of certain power generation and petrochemical plant construction and rehabilitation projects combined with a moratorium on capital spending and a decrease in the fabrication business. Net sales for the Industrial Group may continue to be negatively impacted in the near term as a result of the postponement and cancellation of these projects.

Water & Sewer/Building Materials

Net sales in the first quarter of fiscal 2004 decreased $13.9 million or 4.2% compared to the prior year’s first quarter. This decrease resulted from the additional week in the first quarter of fiscal 2003, which added $21.3 million to net sales in fiscal 2003, and a decline of $3.2 million from the closing and combining of branches. Partially offsetting this decrease was growth of $8.9 million or 2.9% in comparable branch sales combined with $1.7 million in net sales from acquired and newly-opened branches. This increase was a result of growth in the maintenance supplies product line due largely to increased demand for multi-family dwellings. Comparable branch sales in the water & sewer product line were favorably impacted by increased subdivision jobs, new department of transportation projects, and increased sewer and waterline projects. Non-building construction starts were also up, with an increase primarily in new highway starts.

Gross Profit and Gross Margin

Gross profit in the first quarter of fiscal 2004 totaled $175.6 million, a decrease of $5.6 million or 3.1%, compared to the prior year’s first quarter gross profit of $181.2 million. Comparable branch gross profit remained relatively flat despite the continued slowdown in the commercial and non-residential sectors combined with competitive pricing pressures in the Electrical/Plumbing Group. Gross profit in the first quarter of fiscal 2004 included gross profit from the acquisition of Utiliserve while gross profit in the prior year’s first quarter included the benefit of an additional fiscal week as presented below (dollars in millions):

	Gross Profit
	Three Months Ended
	May 2, 2003	May 3, 2002	Percent Variance
Comparable branch gross profit	$167.0	$167.7	(0.4)%
Acquired and newly-opened branches	8.0	—
Closed and/or combined branches	0.6	0.5
Additional week	—	13.0

	$175.6	$181.2	(3.1)%

Gross margin totaled 22.4% and 22.9% in the first quarter of fiscal 2004 and 2003, respectively. The net reduction of 50 basis points in gross margin was largely attributable to the acquisition of Utiliserve, which generates lower gross margins than the Company’s average, and changes in sales mix partially offset by favorable vendor rebates.

Operating Expenses

Operating expenses in the first quarter of fiscal 2004 and 2003 were as follows (dollars in millions):

	Operating Expenses				% of Net Sales
	Three Months Ended				Three Months Ended
	May 2, 2003	May 3, 2002	Dollar Variance	Percent Variance	May 2, 2003	May 3, 2002
Personnel expenses	$95.3	$98.8	$(3.5)	(3.5)%	12.2%	12.5%
Other selling, general and administrative expenses	49.5	50.5	(1.0)	(2.0)%	6.3%	6.4%
Depreciation and amortization	5.1	5.0	0.1	2.0%	0.7%	0.6%

	$149.9	$154.3	$(4.4)	(2.9)%	19.1%	19.5%

As a percentage of net sales, personnel expenses decreased to 12.2% in the first quarter of fiscal 2004 from 12.5% in the prior year’s first quarter. The Company’s workforce increased to approximately 7,200 employees at May 2, 2003 from approximately 7,100 employees at May 3, 2002. The first quarter of fiscal 2004 includes approximately 200 employees related to the acquisition of Utiliserve, which added $2.9 million of personnel expenses in the first quarter of fiscal 2004. Excluding the acquisition of Utiliserve, the Company’s overall workforce decreased 1.4% from fiscal 2003. Personnel expenses were also impacted by the additional week included in the first quarter of fiscal 2003, which added $7.2 million to the prior year’s first quarter.

As a percentage of net sales, other selling, general and administrative expenses remained relatively flat at 6.3% and 6.4% in the first quarter of fiscal 2004 and 2003, respectively. The acquisition of Utiliserve in the third quarter of fiscal 2003 added $2.8 million of other selling, general and administrative expenses in the first quarter of fiscal 2004, and the additional week added approximately $1.2 million of such expenses in the first quarter of fiscal 2003.

Operating Income

Operating income in the first quarter of fiscal 2004 totaled $25.7 million, a decrease of $1.2 million or 4.5%, compared to the prior year’s first quarter operating income of $26.9 million. This decrease was primarily attributable to the additional week included in the first quarter of fiscal 2003, which added approximately $4.6 million of operating income to the prior year’s first quarter. Partially offsetting this decrease was operating income from the acquisition of Utiliserve. As a percentage of net sales, operating income totaled 3.3% and 3.4% in the first quarter of fiscal 2004 and 2003, respectively. The slight decrease was attributable to the leverage gained in the first quarter of fiscal 2003 as a result of the additional week of net sales.

Operating income by Group in the first quarter of fiscal 2004 and 2003 was as follows (dollars in millions):

	Operating Income (Loss)			% of Net Sales
	Three Months Ended			Three Months Ended
	May 2, 2003	May 3, 2002	Percent Variance	May 2, 2003	May 3, 2002	Basis Points
Electrical/Plumbing	$7.9	$7.7	2.6%	2.0%	2.1%	(10)
Industrial	4.7	7.3	(35.6)%	6.4%	8.7%	(230)
Water & Sewer/Building Materials	12.6	14.0	(10.0)%	4.0%	4.2%	(20)
Corporate & Other	0.5	(2.1)	123.8%	—	—	—

	$25.7	$26.9	(4.5)%	3.3%	3.4%	(10)

Electrical/Plumbing

As a percentage of net sales, operating income remained relatively flat at 2.0% and 2.1% in the first quarter of fiscal 2004 and 2003, respectively. The slight decline was attributable to the leverage gained in the first quarter of fiscal 2003 from the additional week of net sales partially offset by the acquisition of Utiliserve, which generates higher operating income returns on net sales than the Electrical/Plumbing Group as a whole. Additionally, operating income in the first quarter of fiscal 2003 was unfavorably impacted by non-recurring provisions for doubtful accounts totaling $0.9 million associated with the Company’s international business.

Industrial

As a percentage of net sales, operating income decreased to 6.4% in the first quarter of fiscal 2004 from 8.7% in the prior year’s first quarter. The decrease in operating income as a percentage of net sales was primarily driven by reduced sales volumes in the first quarter of fiscal 2004 combined with the leverage gained in the first quarter of fiscal 2003 from the additional week of net sales.

Water & Sewer/Building Materials

As a percentage of net sales, operating income declined to 4.0% in the first quarter of fiscal 2004 from 4.2% in the prior year’s first quarter. This decrease resulted from the leverage gained from the additional week of net sales included in the first quarter of fiscal 2004.

Interest and Other Income

Interest and other income totaled $1.7 million and $2.1 million in the first quarter of fiscal 2004 and 2003, respectively. The decrease of $0.4 million was largely due to reduced service charge income combined with the elimination of equity income in an unconsolidated affiliate, which was sold in December 2002.

Interest Expense

Interest expense totaled $7.7 million and $8.0 million in the first quarter of fiscal 2004 and 2003, respectively. The decrease in fiscal 2004 was primarily due to lower average interest rates partially offset by higher outstanding debt balances in fiscal 2004. Total debt increased $95.2 million or 25.7% from $370.6 million as of May 3, 2002 to $465.8 million of May 2, 2003. Borrowing levels were increased from the first quarter of fiscal 2003 to fund the acquisition of Utiliserve along with the working capital needs of the Company, including strategic inventory purchases in the Electrical/Plumbing and Water & Sewer/Building Materials Groups.

Income Taxes

The Company’s effective tax rate was 40.0% and 41.0% in the first quarter of fiscal 2004 and 2003, respectively. The decrease was attributable primarily to a lower effective state income tax rate.

Net Income

Net income totaled $11.8 million and $12.4 million in the first quarter of fiscal 2004 and 2003, respectively. Diluted earnings per share were $0.51 and $0.52 on 23.1 million and 23.6 million shares outstanding, in the first quarter of fiscal 2004 and 2003, respectively. The factors impacting net income and diluted earnings per share have been enumerated above.

Liquidity and Capital Resources

The following sets forth certain measures of the Company’s liquidity (dollars in millions):

	Three Months Ended
	May 2, 2003	May 3, 2002
Net cash (used in) provided by operating activities	$(3.6)	$53.8
Net cash used in investing activities	(5.2)	(1.1)
Net cash provided by (used in) financing activities	9.1	(56.5)

	May 2, 2003	January 31, 2003
Working capital	$586.6	$558.8
Current ratio	2.5 to 1	2.5 to 1
Debt to total capital	41.8%	40.7%

Working Capital

Higher levels of accounts receivable ($36.7 million) and inventories ($28.0 million) combined with lower accrued compensation and benefits ($19.7 million) balances partially offset by higher accounts payable ($44.8 million) and other current liabilities ($4.0 million) balances and lower other current assets ($7.4 million) balances drove the working capital increase of $27.8 million in the first quarter of fiscal 2004. The higher accounts receivable balances reflect the timing of payments and represent a normal seasonal trend for the first quarter. Inventories and accounts payable increased largely as a result of the seasonal build-up in inventories to support the higher sales volumes expected in the spring and summer months combined with strategic inventory purchases in the Electrical/Plumbing and Water & Sewer/Building Material Groups. Accrued compensation and benefit balances decreased as a result of the timing of bi-weekly payroll payments combined with annual bonus payments, which are made in the first quarter of each year. Other current assets decreased primarily due to collections of vendor rebate receivables in the first quarter of fiscal 2004.

Operating Activities

In the first quarter of fiscal 2004 and 2003, cash flows (used in) provided by operating activities totaled ($3.6) million and $53.8 million, respectively. The decrease of $57.4 million in operating cash flows was driven primarily by fluctuations in inventories, other current assets, accounts payable, accrued compensation and benefits, and other current liability balances. Partially offsetting these operating cash flow decreases were fluctuations in accounts receivable and net deferred tax assets balances. Compared to the prior-year period, inventories increased $28.0 million in the first quarter of fiscal 2004 versus a $6.9 million decrease in the first quarter of fiscal 2003. The increase in inventories was the result of strategic purchases made in the Electrical/Plumbing and Water & Sewer/Building Material Groups during the first quarter of fiscal 2004. In the first quarter of fiscal 2003, the Company also collected approximately $20.0 million of non-recurring income tax receivables, which drove down the other current asset balances, and favorably impacted operating cash flows in fiscal 2003. Fluctuations in accounts payable, accrued compensation and benefits, and other current liability balances reflect the timing of payments, including bi-weekly payroll payments. Compared to the prior-year period, accounts receivable balances increased $38.7 million in the first quarter of fiscal 2004 versus a $47.9 million increase in the first quarter of fiscal 2003. The increase in accounts receivable balances was higher in the first quarter of fiscal 2003 largely due to increasing sales volumes in the first quarter of fiscal 2003. Overall, days sales outstanding remained essentially flat in both periods. Net deferred tax liabilities increased largely due to temporary differences related to goodwill amortization and prepaid expenses. Going forward, the Company expects to maintain a sufficient level of liquidity for operational purposes.

Investing Activities

The Company’s expenditures for property and equipment totaled $5.3 million and $2.4 million in the first quarter of fiscal 2004 and 2003, respectively. The increase in capital expenditures was largely due to the new Hughes Unified operating system and primarily consisted of personal computers and related hardware along with capitalized software upgrades. Fiscal 2004 capital expenditures are expected to be approximately $21.0 million, of which $5.0 million relates to the Hughes Unified operating system.

Proceeds from the sale of property and equipment totaled $0.1 million and $1.3 million in the first quarter of fiscal 2004 and 2003, respectively. The decrease was due to fiscal 2003 sales of certain land and building assets resulting from branch closure and consolidation activities.

Financing Activities

Total debt was $465.8 million and $441.9 million as of May 2, 2003 and January 31, 2003, respectively, an increase of $23.9 million or 5.4%. Net borrowings (payments) made under the Company’s revolving credit agreement totaled $20.8 million and ($52.8 million) in the first quarter of fiscal 2004 and 2003, respectively. Scheduled payments on the Company’s senior notes totaled $2.4 million in the first quarter of fiscal 2004. There were no senior notes repayments made in the first quarter of fiscal 2003. Other principal repayments totaled $0.2 million in the first quarter of fiscal 2004 with no such repayments in the first quarter of fiscal 2003.

On March 15, 1999, the Company’s board of directors authorized the Company to repurchase up to 2,500,000 shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased a total of 1,831,400 shares at an average price of $22.91 per share, of which 258,600 shares at an average price of $23.39 were repurchased during the first quarter of fiscal 2004. Shares repurchased totaled $6.0 million in the first quarter of fiscal 2004. There were no shares repurchased during the first quarter of fiscal 2003.

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

On May 22, 2003, the Company amended the new credit agreement to increase maximum borrowing capacity from $252.5 million to $290.0 million effective June 9, 2003.

At May 2, 2003, the Company was in compliance with all financial covenants.

Dividend payments totaled $2.4 and $2.0 million during the first quarter of fiscal 2004 and 2003, respectively.

As of May 2, 2003, the Company had approximately $2.0 million of cash and $159.3 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. With the additional borrowing capacity under the recently amended new credit agreement, total unused borrowing capacity is $196.8 million. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of stock.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“FAS”) 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 is not expected to have any impact on the Company’s consolidated financial statements.

FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003 and clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected to have any impact on the Company’s consolidated financial statements.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements included in the Annual Report. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. The Company’s critical accounting policies relating to the allowance for doubtful accounts, inventories, consideration received from vendors, impairment of long-lived assets, and self-insurance reserves are described in the Annual Report. As of May 2, 2003, there have been no material changes to any of the critical accounting policies.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on outstanding variable-rate debt and from changes in the prices of certain of its products that result from commodity price fluctuations.

Interest Rate Risk

At May 2, 2003, the Company had $123.9 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their May 2, 2003 levels, the market risk with respect to the Company’s variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a balance between fixed and variable rate debt and by entering into interest rate swap transactions. As of May 2, 2003, the Company does not have any interest rate swap agreements.

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

PART II.    OTHER INFORMATION

HUGHES SUPPLY, INC.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

3.2	Amended and Restated By-Laws of Hughes Supply, Inc. (As Amended and Restated on May 20, 2003).

10.1	Amended and Restated Lease Agreements with Hughes, Inc. dated April 1, 2003.

	Sub-Item	Property
	(a)	521 West Central Blvd, Orlando, FL
	(b)	1010 Grand Avenue, Orlando, FL
	(c)	2018 Lucerne Terrace, Orlando, FL
	(d)	335 N. Ingraham Avenue, Lakeland, FL
	(e)	951 Pierce Street, Clearwater, FL
	(f)	903 Brentwood Drive Daytona, FL
	(g)	401 Angle Road, Fort Pierce, FL
	(h)	576 NE 23rd Street, Gainesville, FL
	(i)	2525 12th Street, Sarasota, FL
	(j)	341 South Seaboard Avenue, Venice, FL
	(k)	2439 7th Street SW, Winter Haven, FL

10.7	Hughes Supply, Inc. 1997 Executive Stock Plan, Amended and Restated Plan (as amended through April 9, 2003).

10.10(a)	Lender Joinder Agreement dated May 22, 2003 executed by BNP PARIBAS in favor of
Hughes Supply, Inc., the borrower, and SunTrust Bank, as administrative agent, for the lenders from time to time party to the revolving credit agreement dated as of March 26,
2003, among the borrowers, lenders and administrative agent.

10.10(b)	Lender Joinder Agreement dated May 22, 2003 executed by CommerceBank N.A. in favor of Hughes Supply, Inc., the borrower, and SunTrust Bank, as administrative agent, for the lenders from time to time party to the revolving credit agreement dated as of March 26,
2003, among the borrowers, lenders and administrative agent.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There were no reports filed on Form 8-K during the first quarter ended May 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date: June 13, 2003	By:	/s/	THOMAS I. MORGAN

Thomas I. Morgan
President and Chief Executive Officer

Date: June 13, 2003	By:	/s/	DAVID BEARMAN

David Bearman
Executive Vice President and
Chief Financial Officer

CERTIFICATIONS

I, Thomas I. Morgan, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	/s/	THOMAS I. MORGAN

Thomas I. Morgan
President and Chief Executive Officer

I, David Bearman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hughes Supply, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	/s/	DAVID BEARMAN

David Bearman
Executive Vice President and
Chief Financial Officer