Form 10-Q
period 2003-08-01
HUGHES SUPPLY INC
filed 2003-09-15
CIK 49029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended August 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                      to

Commission File Number 001-08772

HUGHES SUPPLY, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0559446
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Hughes Way

Orlando, Florida 32805

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

Yes ☒                 No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                 No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of September 12, 2003
$1 Par Value	23,523,080

HUGHES SUPPLY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net Sales	$815.1	$774.7	$1,597.9	$1,564.7
Cost of Sales	630.6	594.1	1,238.0	1,203.0

Gross Profit	184.5	180.6	359.9	361.7

Operating Expenses:
Selling, general and administrative	142.8	139.0	287.3	287.8
Depreciation and amortization	5.0	4.8	10.1	9.8

Total operating expenses	147.8	143.8	297.4	297.6

Operating Income	36.7	36.8	62.5	64.1

Other Income (Expense):
Interest and other income	1.8	2.0	3.4	3.7
Interest expense	(7.4)	(7.4)	(15.1)	(15.4)

	(5.6)	(5.4)	(11.7)	(11.7)

Income Before Income Taxes	31.1	31.4	50.8	52.4
Income Taxes	12.4	12.9	20.3	21.5

Net Income	$18.7	$18.5	$30.5	$30.9

Earnings Per Share:
Basic	$0.82	$0.80	$1.33	$1.33

Diluted	$0.80	$0.78	$1.31	$1.30

Weighted-Average Shares Outstanding:
Basic	22.8	23.3	22.8	23.2

Diluted	23.3	23.8	23.2	23.7

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Balance Sheets

(in millions, except share and per share data)

	August 1, 2003 (unaudited)	January 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$3.8	$1.7
Accounts receivable, less allowance for doubtful accounts of $10.5 and $8.5	469.0	423.1
Inventories	436.9	438.5
Deferred income taxes	17.9	19.7
Other current assets	52.6	48.5

Total current assets	980.2	931.5
Property and Equipment	170.4	157.8
Goodwill	320.1	320.1
Other Assets	29.6	26.9

	$1,500.3	$1,436.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$63.7	$63.8
Accounts payable	279.6	230.0
Accrued compensation and benefits	33.1	43.3
Other current liabilities	36.8	35.6

Total current liabilities	413.2	372.7
Long-Term Debt	366.4	378.1
Deferred Income Taxes	46.5	34.0
Other Noncurrent Liabilities	7.3	6.7

Total liabilities	833.4	791.5

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 23,925,876 and 23,935,764 shares issued	23.9	23.9
Capital in excess of par value	222.3	222.4
Retained earnings	442.4	416.7
Treasury stock, 437,700 and 245,700 shares, at cost	(11.2)	(6.8)
Unearned compensation related to outstanding restricted stock	(10.5)	(11.4)

Total shareholders’ equity	666.9	644.8

	$1,500.3	$1,436.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six Months Ended
	August 1, 2003	August 2, 2002
Cash Flows from Operating Activities:
Net income	$30.5	$30.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.1	9.8
Provision for doubtful accounts	3.0	5.7
Deferred income taxes	14.3	5.7
Other	1.7	2.1
Changes in assets and liabilities:
Accounts receivable	(48.9)	(74.2)
Inventories	1.6	(21.3)
Other current assets	(4.1)	23.9
Other assets	(1.7)	0.1
Accounts payable	44.2	60.7
Accrued compensation and benefits	(10.2)	0.9
Other current liabilities	1.2	6.1
Other noncurrent liabilities	0.6	0.2

Net cash provided by operating activities	42.3	50.6

Cash Flows from Investing Activities:
Capital expenditures	(8.0)	(8.4)
Proceeds from sale of property and equipment	0.4	3.5

Net cash used in investing activities	(7.6)	(4.9)

Cash Flows from Financing Activities:
Net payments under short-term debt arrangements	(17.5)	(41.7)
Principal payments on other debt	(9.3)	(6.7)
Purchase of treasury shares	(6.0)	—
Dividends paid	(4.7)	(4.0)
Other	4.9	3.2

Net cash used in financing activities	(32.6)	(49.2)

Net Increase (Decrease) in Cash and Cash Equivalents	2.1	(3.5)
Cash and Cash Equivalents, Beginning of Period	1.7	6.8

Cash and Cash Equivalents, End of Period	$3.8	$3.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.    Basis of Presentation

In the opinion of Hughes Supply, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for the three and six months ended August 1, 2003 and August 2, 2002, the financial position as of August 1, 2003, and cash flows for the six months ended August 1, 2003 and August 2, 2002. The results of operations for the three and six months ended August 1, 2003 are not necessarily indicative of the trends or results that may be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2003, as filed with the Securities and Exchange Commission.

Business

Founded in 1928, the Company is a diversified wholesaler of construction and industrial materials, equipment, and supplies. The Company distributes its products to three primary end markets, including commercial, residential, and industrial public infrastructure markets throughout North America. The Company distributes over 300,000 products, representing three broad product groups, through approximately 460 wholesale branches and six central distribution centers located in 34 states. The Company’s principal customers are electrical, plumbing and mechanical contractors, electric utility customers, property management companies, municipalities, and industrial companies. Industrial companies include businesses in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical, and marine industries.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2004 will be a 52-week period while fiscal year 2003 was a 53-week period. The six months ended August 1, 2003 and August 2, 2002 contained 26 and 27 weeks, respectively, while the second quarter of both fiscal periods each contained 13 weeks.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no net impact on previously reported results of operations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“FAS”) 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 did not have any impact on the Company’s consolidated financial statements.

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

Note 2.     Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation— Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions except per share data):

	Three Months Ended		Six Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Net income as reported:	$18.7	$18.5	$30.5	$30.9
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(0.9)	(0.6)	(1.6)	(0.8)

Pro forma net income	$17.8	$17.9	$28.9	$30.1

Earnings per share:
Basic—as reported	$0.82	$0.80	$1.33	$1.33

Basic—pro forma	0.78	0.77	1.27	1.30

Diluted—as reported	$0.80	$0.78	$1.31	$1.30

Diluted—pro forma	0.76	0.75	1.24	1.27

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued during fiscal 2004 and 2003:

	Three Months Ended		Six Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Risk-free interest rates	3.8%	5.2%	3.7%	5.5%
Dividend yield	1.4%	1.1%	1.4%	1.1%
Expected volatility	41.0%	40.3%	41.7%	40.3%
Expected stock option lives	8	8	8	8

The weighted-average estimated fair value of employee stock options granted was $13.67 and $17.59 per share for the three months ended August 1, 2003 and August 2, 2002, respectively, and $12.03 and $18.44 per share for the six months ended, respectively. The pro forma calculations above do not include the effects of options granted prior to fiscal 1996.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions could materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Note 3.    Branch Closures and Consolidations Activities

As more fully disclosed in Note 5 of the Company’s notes to the consolidated financial statements in the fiscal 2003 Annual Report, the Company’s management approved a plan to close and consolidate certain branches because they did not strategically fit into the Company’s core businesses and/or they did not perform to management’s expectations. The liability balance included in other current liabilities related to the Company’s closure activities totaled $0.8 million and $1.2 million as of August 1, 2003 and January 31, 2003, respectively. The reduction of $0.4 million was primarily attributable to lease payments made during fiscal 2004.

There have been no material changes to the Company’s plans or estimates at August 1, 2003, and no additional charges were recorded in the six month period ended August 1, 2003 related to management’s plan.

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

Note 4.    Long-Term Debt

Long-term debt at August 1, 2003 and January 31, 2003 consisted of the following (in millions):

	August 1, 2003	January 31, 2003
8.27% senior notes, due 2003	$19.0	$19.0
8.27% senior notes, due 2005	16.8	16.8
8.42% senior notes, due 2007	103.0	103.0
7.96% senior notes, due 2011	74.7	79.3
7.14% senior notes, due 2012	34.3	36.2
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	47.6	50.0
Unsecured bank notes under $290.0 revolving credit agreement, payable March 26, 2007, with an interest rate of 2.0% at August 1, 2003	54.8	72.4
Other notes payable with varying interest rates of 2.1% to 9.8% at August 1, 2003 with due dates between 2003 to 2016	39.9	25.2

	430.1	441.9
Less current portion	(63.7)	(63.8)

	$366.4	$378.1

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

At August 1, 2003, the Company was in compliance with all financial covenants.

Note 5.    Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the additional dilutive effect of the Company’s potential common shares, which include certain employee and director stock options, and unvested shares of restricted stock. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Six Months Ended
	August 1, 2003	August 2, 2002	August 1, 2003	August 2, 2002
Basic weighted-average shares outstanding	22,825,081	23,283,249	22,834,625	23,218,642
Incremental shares resulting from:
Stock options	167,988	188,814	115,426	194,190
Restricted stock	343,651	309,050	294,898	302,130

Diluted weighted-average shares outstanding	23,336,720	23,781,113	23,244,949	23,714,962

Excluded from the above computation of weighted-average shares outstanding for diluted earnings per share for the three and six months ended August 1, 2003 were options and unvested shares of restricted stock to purchase 186,820 and 808,620 shares at an average price of $37.42 and $33.91 per share, respectively, because their effect would have been anti-dilutive. All stock options and restricted stock outstanding as of August 2, 2002 were dilutive and, therefore, included in the computation of diluted earnings per share for the three and six months ended August 2, 2002.

Note 6.    Capital Stock

On March 15, 1999, the Company’s board of directors authorized the Company to repurchase up to 2.5 million shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased a total of 1,831,400 shares at an average price of $22.91 per share, of which 258,600 shares at an average price of $23.39 per share were repurchased during the first six months of fiscal 2004. Shares repurchased totaled $6.0 million in the first six months of fiscal 2004. There were no shares repurchased during the first six months of fiscal 2003.

Treasury stock of 45,600 and 24,251 shares during the first six months of fiscal 2004 and 2003, respectively, were issued under stock option plans.

Note 7.    Supplemental Cash Flows Information

Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	August 1, 2003	August 2, 2002
Income taxes paid	$5.3	$10.6
Interest paid	14.9	14.8
Property acquired with debt	15.1	3.4

During the first six months of fiscal 2004 and 2003, the Company awarded certain key employees 21,000 and 10,000 restricted shares of the Company’s common stock, respectively, in accordance with the Company’s 1997 Executive Stock Plan.

Dividends declared but not paid totaled $2.3 million and $2.0 million at August 1, 2003 and August 2, 2002, respectively.

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

Inter-segment sales are excluded from net sales presented for each Group. Operating income for each Group includes certain corporate expense allocations for employee benefits, corporate capital charges, data processing expenses, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

The following table presents net sales and other financial information by Group for the second quarter and first six months of fiscal 2004 and 2003 (in millions):

Three Months Ended	Electrical/ Plumbing	Industrial	Water & Sewer/Building Materials	Corporate & Other	Total
Net sales
2004	$409.0	$67.4	$338.7	$—	$815.1
2003	354.2	77.0	343.5	—	774.7

Operating income (loss)
2004	$13.7	$3.5	$19.3	$0.2	$36.7
2003	11.7	5.9	20.6	(1.4)	36.8

Depreciation and amortization
2004	$1.5	$0.2	$1.2	$2.1	$5.0
2003	1.4	0.2	1.4	1.8	4.8

Six Months Ended	Electrical/ Plumbing	Industrial	Water & Sewer/Building Materials	Corporate & Other	Total
Net sales
2004	$802.3	$140.5	$655.1	$—	$1,597.9
2003	729.6	161.3	673.8	—	1,564.7

Operating income (loss)
2004	$21.5	$8.3	$31.9	$0.8	$62.5
2003	19.5	13.1	34.7	(3.2)	64.1

Depreciation and amortization
2004	$3.1	$0.4	$2.4	$4.2	$10.1
2003	2.8	0.4	3.0	3.6	9.8

The following table presents the Company’s accounts receivable net of the allowance for doubtful accounts, inventories, and goodwill along with accounts payable for each Group at August 1, 2003 and January 31, 2003 (in millions):

	As of August 1, 2003
	Accounts Receivable	Inventories	Goodwill	Group Assets	Accounts Payable
Electrical/Plumbing	$207.8	$198.2	$118.5	$524.4	$127.3
Industrial	38.0	110.2	56.4	204.6	20.0
Water & Sewer/Building Materials	223.2	128.5	145.2	497.0	93.4
Corporate & Other	—	—	—	—	38.9

Total	$469.0	$436.9	$320.1	1,226.0	$279.6

Cash and cash equivalents				3.8
Deferred income taxes				17.9
Other current assets				52.6
Property and equipment				170.4
Other assets				29.6

Total Assets				$1,500.3

	As of January 31, 2003
	Accounts Receivable	Inventories	Goodwill	Group Assets	Accounts Payable
Electrical/Plumbing	$193.1	$201.3	$118.5	$512.9	$111.0
Industrial	41.2	117.3	56.4	214.9	19.1
Water & Sewer/Building Materials	188.8	119.9	145.2	453.9	68.6
Corporate & Other	–	–	–	–	31.3

Total	$423.1	$438.5	$320.1	1,181.7	$230.0

Cash and cash equivalents				1.7
Deferred income taxes				19.7
Other current assets				48.5
Property and equipment				157.8
Other assets				26.9

Total Assets				$1,436.3

Note 9.    Subsequent Event

Effective August 4, 2003, the Company acquired substantially all of the assets of Marden Susco, LLC, a southern Californian supplier of underground piping products for use in municipal water, sewer, and storm drain systems. For its last fiscal year ended April 2003, Marden Susco, LLC generated net sales of approximately $63.0 million. As a result of the acquisition, the Company has expanded its geographical presence for its water & sewer business into California.

PART I.    FINANCIAL INFORMATION — Continued

HUGHES SUPPLY, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating the Company’s business and results of operations. This information is a discussion and analysis of certain significant factors that have affected the results of operations for the three and six months ended August 1, 2003 and August 2, 2002, and the financial condition of the Company as of August 1, 2003. MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained herein and in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2003.

Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to be different from any future results, performance, and achievements expressed or implied by these statements. These risks and uncertainties include, but are not limited to, the strength of the construction market, fluctuating commodity prices and unexpected product shortages, competition, the Company’s reliance on key personnel, general economic conditions, success in integrating acquired business units, the Company’s dependence on credit sales, and other factors set forth from time to time in filings with the Securities and Exchange Commission. The Company does not have any obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Material Changes in Results of Operations

Business

Founded in 1928, the Company is a diversified wholesaler of construction and industrial materials, equipment, and supplies. The Company distributes its products to three primary end markets, including commercial, residential, and industrial public infrastructure markets throughout North America. The Company distributes over 300,000 products, representing three major product groups, through approximately 460 wholesale branches and six central distribution centers located in 34 states. The Company’s principal customers are electrical, plumbing and mechanical contractors, electric utility customers, property management companies, municipalities, and industrial companies. Industrial companies include businesses in the petrochemical, food and beverage, pulp and paper, mining, pharmaceutical, and marine industries.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2004 will be a 52-week period while fiscal year 2003 was a 53-week period. The six months ended August 1, 2003 and August 2, 2002 contained 26 and 27 weeks, respectively, while the second quarter of both fiscal periods each contained 13 weeks.

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

Net Sales

The following table presents the major components of the Company’s net sales in the second quarter and first six months of fiscal 2004 and 2003 (in millions):

	Consolidated Net Sales			Consolidated Net Sales
	Three Months Ended			Six Months Ended
	August 1, 2003	August 2, 2002	Percent Variance	August 1, 2003	August 2, 2002	Percent Variance
Comparable branch sales	$753.2	$766.6	(1.8%)	$1,478.1	$1,493.9	(1.1%)
Acquired and newly-opened branches	58.6	2.3		112.5	2.3
Closed and/or combined branches	3.3	5.8		7.3	13.4
Additional week	—	—		—	55.1

	$815.1	$774.7	5.2%	$1,597.9	$1,564.7	2.1%

Net sales in the second quarter of fiscal 2004 totaled $815.1 million, an increase of $40.4 million or 5.2%, compared to the prior year’s second quarter net sales of $774.7 million. Net sales in the second quarter of fiscal 2004 included sales of $55.1 million from the acquisition of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”), which was completed in August 2002. Comparable branch sales declined $13.4 million or 1.8% as a result of continued weakness in the industrial sector, lower commodity pricing in the Water & Sewer/Building Materials Group, and additional competitive pressures in certain large markets such as Colorado and Texas. Comparable branch sales were also unfavorably impacted by the loss of a large customer in the electric utility product line and heavy rainfall in May and June 2003 in the Southeast and Mid-Atlantic states, which resulted in the postponement of certain construction projects.

Net sales in the first six months of fiscal 2004 totaled $1,597.9 million, an increase of $33.2 million or 2.1% compared to the prior year’s first six months net sales of $1,564.7 million. Net sales in the first six months of fiscal 2004 included $107.3 million from the acquisition of Utiliserve, while the prior year’s net sales included a benefit of $55.1 million for the additional fiscal week in the first quarter of fiscal 2003. Comparable branch sales declined $15.8 million or 1.1% with the majority of the decrease occurring in the second quarter of fiscal 2004.

Consolidated and comparable branch sales by Group in the second quarter and first six months of fiscal 2004 and 2003, respectively, were as follows (in millions):

	Consolidated Net Sales			Comparable Branch Sales
	Three Months Ended			Three Months Ended
	August 1, 2003	August 2, 2002	Percent Variance	August 1, 2003	August 2, 2002	Percent Variance
Electrical/Plumbing	$409.0	$354.2	15.5%	$351.4	$351.6	(0.1%)
Industrial	67.4	77.0	(12.5%)	67.4	77.0	(12.5%)
Water & Sewer/Building Materials	338.7	343.5	(1.4%)	334.4	338.0	(1.1%)

	$815.1	$774.7	5.2%	$753.2	$766.6	(1.8%)

	Consolidated Net Sales			Comparable Branch Sales
	Six Months Ended			Six Months Ended
	August 1, 2003	August 2, 2002	Percent Variance	August 1, 2003	August 2, 2002	Percent Variance
Electrical/Plumbing	$802.3	$729.6	10.0%	$690.1	$696.7	(0.9%)
Industrial	140.5	161.3	(12.9%)	140.5	155.6	(9.7%)
Water & Sewer/Building Materials	655.1	673.8	(2.8%)	647.5	641.6	0.9%

	$1,597.9	$1,564.7	2.1%	$1,478.1	$1,493.9	(1.1%)

The following is a discussion of factors impacting net sales for the Company’s operating Groups:

Electrical/Plumbing

Net sales in the second quarter of fiscal 2004 totaled $409.0 million, an increase of $54.8 million or 15.5%, compared to the prior year’s second quarter net sales of $354.2 million. Net sales in the second quarter of fiscal 2004 included $55.1 million from the acquisition of Utiliserve and $0.4 million from newly-opened branches, partially offset by a decline of $0.5 million from the closing and/or combining of branches. Comparable branch sales were relatively flat, decreasing $0.2 million or 0.1%. The electric utility product line’s comparable branch sales decreased primarily from the loss of a large electric utility customer which decided to pursue a different alliance partner. The decrease was also due to the continued weakness in the commercial market, particularly in office buildings and hotel and motel construction. Offsetting this decrease was an increase in comparable branch sales for the plumbing product line which increased sales through several effective management changes and improved market penetration. The Company intends to replace the loss of the electric utility customer with several potential new opportunities.

Net sales in the first six months of fiscal 2004 totaled $802.3 million, an increase of $72.7 million or 10.0%, compared to the prior year’s first six months net sales of $729.6 million. Net sales in the first six months of fiscal 2004 included $107.3 million from the acquisition of Utiliserve and $0.3 million from newly-opened branches, partially offset by a decrease of $26.6 million of net sales from the additional week in the first quarter of fiscal 2003 and $1.7 million from the closing and/or combining of branches. Comparable branch sales decreased $6.6 million or 0.9%, of which the majority of the decrease occurred in the first quarter of fiscal 2004.

Industrial

Net sales in the second quarter of fiscal 2004 totaled $67.4 million, a decrease of $9.6 million or 12.5%, compared to the prior year’s second quarter net sales of $77.0 million. Comparable branch sales decreased $9.6 million or 12.5% in the second quarter of fiscal 2004. Comparable branch sales decreased primarily due to the downward trend in power industry spending which resulted in the postponement and cancellation of certain power generation and petrochemical plant construction and rehabilitation projects combined with a moratorium on capital spending and a decrease in the fabrication business. Net sales in the Industrial Group were also unfavorably impacted by sales shifting overseas.

Net sales in the first six months of fiscal 2004 totaled $140.5 million, a decrease of $20.8 million or 12.9%, compared to the prior year’s first six months net sales of $161.3 million. Of the total $20.8 million decrease in net sales, $7.2 million resulted from the additional week in the first quarter of fiscal 2003 and $15.1 million or 9.7% related to a decline in comparable branch sales. Comparable branch sales decreased largely due to the reasons described above. Management believes net sales for the Industrial Group may continue to be negatively impacted in the near term as a result of the continued weakness in the industrial market.

Water & Sewer/Building Materials

Net sales in the second quarter of fiscal 2004 totaled $338.7 million, a decrease of $4.8 million or 1.4%, compared to the prior year’s second quarter net sales of $343.5 million. The decrease was partially due to a reduction of $2.0 million related to closed and/or combined branches, partially offset by an increase of $0.8 million for newly-opened branches. Comparable branch sales decreased $3.6 million or 1.1%. Heavy rainfalls in the Southeast and Mid-Atlantic states in May and June 2003 resulted in project delays across all Groups, but were most concentrated in the water & sewer product line. Sales in the quarter were also adversely impacted by lower pvc and ductile pipe pricing in the water & sewer product line. These decreases were offset by improvements in the building materials and maintenance repair and supply (“MRO”) product lines. The building materials product line posted a comparable branch sale increase resulting from a strong residential construction market in Florida and higher non-building construction starts. The MRO product line expanded by opening two new branches in Kansas City and San Francisco and experienced an increase in market share resulting from the strategic focus on securing national accounts.

Net sales in the first six months of fiscal 2004 totaled $655.1 million, a decrease of $18.7 million or 2.8% compared to the prior year’s first six months net sales of $673.8 million. This decrease primarily resulted from the additional week in the first quarter of fiscal 2003, which added $21.3 million to net sales in fiscal 2003, and a decline of $5.9 million from the closing and/or combining of branches. Partially offsetting these decreases was sales growth from acquired and newly-opened branches of $2.6 million. Comparable branch sales increased $5.9 million or 0.9% primarily stemming from growth in the MRO product line due to increased market share demand from securing national accounts. Comparable branch sales in the water & sewer product line were also favorably impacted by increased subdivision jobs, new department of transportation projects, and increased sewer and waterline projects. These increases occurred in the first quarter of fiscal 2004.

Gross Profit and Gross Margin

Gross margin totaled 22.6% and 23.3% in the second quarter of fiscal 2004 and fiscal 2003, respectively, and 22.5% and 23.1% in the first six months of fiscal 2004 and 2003, respectively. The net reduction in gross margin was attributable to the acquisition of Utiliserve, which generates lower gross margins than the Company’s average, and changes in the Company’s sales mix for its product lines. In fiscal 2004, the Electrical/Plumbing Group, which has historically generated lower gross margins than the Company’s other product lines, comprised a higher percentage of consolidated net sales, and the Industrial Group, a higher gross margin business, comprised a lower percentage of consolidated net sales. Partially offsetting these selling margin decreases were favorable vendor rebates, which resulted from enriched programs and increased purchases of rebateable products.

Operating Expenses

Operating expenses in the second quarter and first six months of fiscal 2004 and 2003 were as follows (in millions):

	Operating Expenses			% of Net Sales
	Three Months Ended			Three Months Ended
	August 1, 2003	August 2, 2002	Percent Variance	August 1, 2003	August 2, 2002	Basis Points
Personnel expenses	$94.5	$92.5	2.2%	11.6%	11.9%	(30)
Other selling, general and administrative expenses	48.3	46.5	3.9%	5.9%	6.0%	(10)
Depreciation and amortization	5.0	4.8	4.2%	0.6%	0.6%	—

	$147.8	$143.8	2.8%	18.1%	18.6%	(50)

	Operating Expenses			% of Net Sales
	Six Months Ended			Six Months Ended
	August 1, 2003	August 2, 2002	Percent Variance	August 1, 2003	August 2, 2002	Basis Points
Personnel expenses	$189.8	$191.3	(0.8%)	11.9%	12.2%	(30)
Other selling, general and administrative expenses	97.5	96.5	1.0%	6.1%	6.2%	(10)
Depreciation and amortization	10.1	9.8	3.1%	0.6%	0.6%	—

	$297.4	$297.6	(0.1%)	18.6%	19.0%	(40)

As a percentage of net sales, personnel expenses decreased to 11.6% in the second quarter of fiscal 2004 from 11.9% in the prior year’s second quarter. The 30 basis points improvement was primarily driven by lower incentive compensation, resulting from the Company’s operating performance, and reductions in discretionary type expenses, including overtime and contract labor. The Company has continued to benefit from its cost reduction programs initiated in fiscal 2003. The Company’s workforce totaled approximately 7,250 and 7,050 employees at August 1, 2003 and August 2, 2002, respectively. The second quarter of fiscal 2004 included approximately 200 employees related to the acquisition of Utiliserve, which added $2.9 million of personnel expenses in the second quarter of fiscal 2004. Excluding the acquisition of Utiliserve, the Company’s overall personnel expenses decreased 1.0% from fiscal 2003.

As a percentage of net sales, personnel expenses decreased to 11.9% in the first six months of fiscal 2004 from 12.2% in the prior year’s first six months. The 30 basis points improvement was due in large part to the same factors discussed above for the second quarter. Utiliserve added $5.7 million of personnel expenses in the first six months of fiscal 2004. Personnel expenses were also impacted by the additional week included in the first quarter of fiscal 2003, which added $7.2 million to the prior year’s first quarter. Excluding the acquisition of Utiliserve and the additional week impact, the Company’s overall personnel expenses remained flat from fiscal 2003.

As a percentage of net sales, other selling, general and administrative expenses remained relatively flat at 5.9% and 6.0% in the second quarter of fiscal 2004 and 2003, respectively. The acquisition of Utiliserve in the third quarter of fiscal 2003 added $1.7 million of other selling, general and administrative expenses in the second quarter of fiscal 2004.

As a percentage of net sales, other selling, general and administrative expenses remained relatively flat at 6.1% and 6.2% in the first six months of fiscal 2004 and 2003, respectively. The acquisition of Utiliserve added $4.5 million of other selling, general and administrative expenses in the first six months of fiscal 2004, and the additional week added approximately $1.2 million of such expenses in the first quarter of fiscal 2003.

Operating Income

Operating income in the second quarter totaled $36.7 million, decreasing $0.1 million or 0.3%, compared to the prior year’s second quarter operating income of $36.8 million. As a percentage of net sales, operating income totaled 4.5% and 4.8% in the second quarter of fiscal 2004 and 2003, respectively. The 30 basis points reduction was driven by lower gross margins as a whole for the Company combined with lower sales volumes in the Industrial Group.

Operating income in the first six months totaled $62.5 million, decreasing $1.6 million or 2.5%, compared to the prior year’s first six months operating income of $64.1 million. As a percentage of net sales, operating income totaled 3.9% and 4.1% in the first six months of fiscal 2004 and 2003, respectively. The decrease in the first six months of fiscal 2004 was primarily attributable to the additional week included in the first quarter of fiscal 2003, which added approximately $4.6 million of operating income to the prior year’s first quarter. Offsetting this decrease was operating income from the acquisition of Utiliserve, which added approximately $4.6 million to the first six months of fiscal 2004. The slight decrease was attributable to the leverage gained in the first quarter of fiscal 2003 as a result of the additional week of net sales combined with lower gross margins as a whole for the Company and lower sales volumes in the Industrial Group.

Operating income by Group in the second quarter and first six months of fiscal 2004 and 2003 was as follows (in millions):

	Operating Income (Loss)			% of Net Sales
	Three Months Ended			Three Months Ended
	August 1, 2003	August 2, 2002	Percent Variance	August 1, 2003	August 2, 2002	Basis Points
Electrical/Plumbing	$13.7	$11.7	17.1%	3.3%	3.3%	—
Industrial	3.5	5.9	(40.7%)	5.2%	7.7%	(250)
Water & Sewer/Building Materials	19.3	20.6	(6.3%)	5.7%	6.0%	(30)
Corporate & Other	0.2	(1.4)	—	—	—	—

	$36.7	$36.8	(0.3%)	4.5%	4.8%	(30)

	Operating Income (Loss)			% of Net Sales
	Six Months Ended			Six Months Ended
	August 1, 2003	August 2, 2002	Percent Variance	August 1, 2003	August 2, 2002	Basis Points
Electrical/Plumbing	$21.5	$19.5	10.3%	2.7%	2.7%	—
Industrial	8.3	13.1	(36.6%)	5.9%	8.1%	(220)
Water & Sewer/Building Materials	31.9	34.7	(8.1%)	4.9%	5.1%	(20)
Corporate & Other	0.8	(3.2)	—	—	—	—

	$62.5	$64.1	(2.5%)	3.9%	4.1%	(20)

Electrical/Plumbing

As a percentage of net sales, operating income remained flat at 3.3% in the second quarter of fiscal 2004 and 2003, respectively, and 2.7% in the first six months ended. Leverage gained in the first quarter of fiscal 2003 from the additional week of net sales was offset by the inclusion of Utiliserve’s operating results in fiscal 2004, which generates higher operating income returns on net sales than the Electrical/Plumbing Group as a whole.

Industrial

As a percentage of net sales, operating income decreased to 5.2% in the second quarter of fiscal 2004 from 7.7% in the prior year’s second quarter. The first six months of fiscal 2004 decreased to 5.9% from 8.1% in the first six months of fiscal 2003. The reduction in operating income returns was primarily driven by reduced sales volumes in relation to fixed expenses for this Group. In the first six months of fiscal 2003, operating income returns were favorably impacted by the leverage gained in the first quarter of fiscal 2003 from the additional week of net sales.

Water & Sewer/Building Materials

As a percentage of net sales, operating income decreased to 5.7% in the second quarter of fiscal 2004 from 6.0% in the prior year’s second quarter. The 30 basis points reduction was primarily driven by lower pricing on pvc and ductile pipe products in relation to the fixed expenses for this Group. The first six months of 2004 decreased to 4.9% from 5.1% in the first quarter of fiscal 2003. This decrease resulted from both lower pricing on pvc and ductile pipe products along with the leverage gained from the additional week of net sales included in the first quarter of fiscal 2003.

Interest and Other Income

Interest and other income totaled $1.8 million and $2.0 million in the second quarter of fiscal 2004 and 2003, respectively. In the first six months of fiscal 2004 and 2003, interest and other income totaled $3.4 million and $3.7 million, respectively. The decrease in fiscal 2004 was primarily due to reduced collections of service charge income.

Interest Expense

Interest expense remained flat at $7.4 million in the second quarter of both fiscal 2004 and 2003. In the first six months of fiscal 2004 and 2003, interest expense totaled $15.1 million and $15.4 million, respectively. The decrease in fiscal 2004 was primarily due to lower average interest rates partially offset by higher outstanding debt balances in fiscal 2004. Total debt increased $52.2 million or 13.8% from $377.9 million as of August 2, 2002 to $430.1 million of August 1, 2003. Borrowing levels were increased from the second quarter of fiscal 2003 to fund the acquisition of Utiliserve along with the working capital needs of the Company.

Income Taxes

The Company’s effective tax rate was 40.0% and 41.0% in the second quarter and first six months of fiscal 2004 and 2003, respectively. The decrease was attributable primarily to a lower effective state income tax rate.

Net Income

Net income totaled $18.7 million and $18.5 million in the second quarter of fiscal 2004 and 2003, respectively. Diluted earnings per share were $0.80 and $0.78 on 23.3 million and 23.8 million shares outstanding, in the second quarter of fiscal 2004 and 2003, respectively. In the first six months of fiscal 2004 and 2003, net income totaled $30.5 million and $30.9 million, respectively. Diluted earnings per share were $1.31 and $1.30 in the first six months of fiscal 2004 and 2003, respectively. The factors impacting net income and diluted earnings per share have been enumerated above.

Liquidity and Capital Resources

The following sets forth certain measures of the Company’s liquidity (dollars in millions):

	Six Months Ended
	August 1, 2003	August 2, 2002
Net cash provided by operating activities	$42.3	$50.6
Net cash used in investing activities	(7.6)	(4.9)
Net cash used in financing activities	(32.6)	(49.2)

	August 1, 2003	January 31, 2003
Working capital	$567.0	$558.8
Current ratio	2.4 to 1	2.5 to 1
Debt to total capital	39.2%	40.7%

Working Capital

Compared to year-end, working capital increased $8.2 million or 1.5%. The increase in working capital was primarily attributable to higher accounts receivable balances driven by the seasonality of the Company’s sales and the timing of employee compensation payments. This increase was partially offset by a reduction in owned inventories (inventories less accounts payable) triggered by improved inventory and payables management.

Operating Activities

In the first six months of fiscal 2004 and 2003, cash flows provided by operating activities totaled $42.3 million and $50.6 million, respectively. The decrease of $8.3 million in operating cash flows was primarily driven by fluctuations in other current assets, accounts payable, accrued compensation and benefits, and other current liabilities balances. Partially offsetting these operating cash flow decreases were fluctuations in accounts receivable, inventories, and net deferred tax liability balances.

In the first quarter of fiscal 2003, the Company collected approximately $20.0 million of non-recurring income tax receivables, which drove down the other current asset balance, and favorably impacted operating cash flows in fiscal 2003. Fluctuations in accounts payable, accrued compensation and benefits and other current liabilities balances reflect the timing of payments, including bi-weekly payroll payments.

Compared to the prior year period, accounts receivable balances increased $48.9 million in the first six months of fiscal 2004 versus $74.2 million in the first six months of fiscal 2003. The increase in accounts receivable balances was higher in fiscal 2003 largely due to increasing sales volumes. Overall, day sales outstanding remained essentially flat in both periods, while past due receivable balances decreased in fiscal 2004.

Compared to the prior year period, inventories decreased $1.6 million in the first six months of fiscal 2004 versus a $21.3 million increase in the first six months of fiscal 2003. The prior year increase in inventories was primarily due to strategic purchases made in the Industrial Group and higher pricing of pvc and ductile pipe products in the Water & Sewer/Building Materials Group. Net deferred tax liabilities increased largely due to temporary differences related to goodwill amortization and prepaid expenses. Going forward, the Company expects to maintain a sufficient level of liquidity for operational purposes.

Investing Activities

The Company’s expenditures for property and equipment totaled $8.0 million and $8.4 million in the first six months of fiscal 2004 and 2003, respectively. Of the total $8.0 million of capital expenditures, approximately $4.3 million related to information technology (“IT”) outlays, including amounts for the new Hughes Unified operating system currently being implemented by the Company. Capital expenditures are expected to be approximately $17.0 million in fiscal 2004, of which approximately $10 million relates to IT outlays. This excludes amounts for any business acquisitions, the Company’s new corporate headquarters facility in Orlando, Florida, and a new warehouse in Miami, Florida.

Proceeds from the sale of property and equipment totaled $0.4 million and $3.5 million in the first six months of fiscal 2004 and 2003, respectively. The decrease was due to fiscal 2003 sales of certain land and building assets resulting from branch closure and consolidation activities.

Financing Activities

Total debt was $430.1 million and $441.9 million as of August 1, 2003 and January 31, 2003, respectively, a decrease of $11.8 million or 2.7%. Net payments made under the Company’s revolving credit agreement totaled $17.5 million and $41.7 million in the first six months of fiscal 2004 and 2003, respectively. Scheduled payments on the Company’s senior notes totaled $9.0 million and $6.6 million in the first six months of fiscal 2004 and 2003, respectively. Other principal payments totaled $0.3 and $0.1 million in the first six months of fiscal 2004 and 2003, respectively. Partially offsetting these decreases were borrowings of $15.1 million and $3.4 million made during the first six months of fiscal 2004 and 2003, respectively, to fund the construction of the Company’s new corporate headquarters facility in Orlando, Florida and a new warehouse in Miami, Florida.

On March 15, 1999, the Company’s board of directors authorized the Company to repurchase up to 2.5 million shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased a total of 1,831,400 shares at an average price of $22.91 per share, of which 258,600 shares at an average price of $23.39 per share were repurchased during the first six months of fiscal 2004. Shares repurchased totaled $6.0 million in the first six months of fiscal 2004. There were no shares repurchased during the first six months of fiscal 2003.

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

On May 22, 2003, the Company amended its revolving credit agreement to increase maximum borrowing capacity from $252.5 million to $290.0 million effective June 9, 2003.

At August 1, 2003, the Company was in compliance with all financial covenants.

Dividend payments totaled $4.7 million and $4.0 million during the first six months of fiscal 2004 and 2003, respectively. The higher dividend payments were primarily attributable to an increase in dividends per share to $0.20 in the first six months of fiscal 2004 from $0.17 per share in the first six months of fiscal 2003.

As of August 1, 2003, the Company had approximately $3.8 million of cash and $235.2 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowing or through the issuance of stock.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“FAS”) 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of FAS 149 did not have any impact on the Company’s consolidated financial statements.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements included in the Annual Report. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. The Company’s critical accounting policies relating to the allowance for doubtful accounts, inventories, consideration received from vendors, impairment of long-lived assets, and self-insurance reserves are described in the Annual Report. As of August 1, 2003, there have been no material changes to any of the critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on outstanding variable-rate debt and from changes in the prices of certain of its products that result from commodity price fluctuations.

Interest Rate Risk

At August 1, 2003, the Company had $94.8 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their August 1, 2003 levels, the market risk with respect to the Company’s variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a balance between fixed and variable rate debt and by entering into interest rate swap transactions. As of August 1, 2003, the Company did not have any interest rate swap agreements.

Commodity Price Risk

The Company is affected by price fluctuations in stainless steel, nickel alloy, copper, aluminum, plastic, pvc, lumber, and other commodities. Such commodity price fluctuations have from time to time created cyclicality in the financial performance of the Company and could continue to do so in the future. The Company seeks to minimize the effects of commodity price fluctuations through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

Item 4.    Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Act of 1934) during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

HUGHES SUPPLY, INC.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders (the “annual meeting”) was held on May 20, 2003, pursuant to notice given to shareholders of record on March 26, 2003 at which date holders of 21,869,940 shares of the Company’s common stock were present in person or by proxy. At the annual meeting, Robert N. Blackford, H. Corbin Day, and Thomas I. Morgan were elected directors of the Company with terms to expire at the 2006 annual meeting and until the election and qualification of their respective successors or until the earlier of their death, resignation, or removal.

The shareholders of the Company voted to amend and restate the Hughes Supply, Inc. 1997 Executive Stock Plan (the “plan”) to increase from 2,250,000 to 3,250,000 the number of shares of common stock reserved for use under the plan and increase from 1,125,000 to 1,625,000 the number of such shares, which may, but need not, be granted as restricted shares. The amendment also added the non-employee directors as eligible participants under the plan. There was an increase in the number of common shares with respect to which a key employee may be granted as options or stock appreciation rights, in any calendar year, from 22,500 to 50,000. Another change made to the plan was to increase the percentage ownership of voting shares triggering the plan’s “change-in-control” provisions from 30.0% to 50.0%. Under the amended and restated plan, in the event of a change-in-control, the board of directors has the authority, at its discretion, to cancel each outstanding option and stock appreciation right in exchange for a cash payment equal to the excess of the highest price paid for common shares (or the highest price paid or offered in a bona fide transaction or bona fide offer related to change-in-control) within 60 days prior to the date of determination of the change-in-control price by the board of directors over the exercise price of such option or stock appreciation right.

The tabulation of the votes present in person or by proxy at the annual meeting with respect to above matters was as follows:

Matter Voted	For	Against/ Withheld (1)	Abstained
Election of Robert N. Blackford	14,415,100	7,454,840	—
Election of H. Corbin Day	21,100,872	769,068	—
Election of Thomas I. Morgan	21,102,436	767,504	—
Approval to amend the 1997 Executive Stock Plan	20,789,078	1,038,878	41,984

(1)	Numbers shown for elections of directors are votes withheld. For approval to amend the 1997 Executive Stock Plan, numbers shown are votes against.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Thomas I. Morgan, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of David Bearman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of

Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	On May 27, 2003, the Company filed a Form 8-K regarding a news release issued with earnings information for its first quarter ended May 2, 2003.

(2)	On May 28, 2003, the Company furnished a Form 8-K/A to amend and restate the information contained in the Form 8-K filed May 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date: September 15, 2003	By:	/s/	THOMAS I. MORGAN

Thomas I. Morgan
President and Chief Executive Officer

Date: September 15, 2003	By:	/s/	DAVID BEARMAN

David Bearman
Executive Vice President and
Chief Financial Officer