Form 10-Q/A
period 2003-08-01
HUGHES SUPPLY INC
filed 2003-09-23
CIK 49029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Corporate Office

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of September 22, 2003
$1 Par Value	23,523,080

This amendment on Form 10-Q/A is being filed for the purpose of substituting the executed First Amendment to Real Estate Term Credit Agreement, dated as of March 26, 2003 and included herewith as Exhibit 10.3(a) (the “First Amendment”), for the unexecuted first amendment to real estate term credit agreement filed inadvertently as an exhibit to Form 10Q. The First Amendment extends the maturity date of the Real Estate Term Credit Agreement from July 31, 2005 to June 22, 2006.

PART II. OTHER INFORMATION

HUGHES SUPPLY, INC.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.3(a)	First Amendment to Real Estate Term Credit Agreement

31.1	Certification of Thomas I. Morgan, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of David Bearman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date:	September 23, 2003	By:	/s/ THOMAS I. MORGAN
Thomas I. Morgan
President and Chief Executive Officer

Date:	September 23, 2003	By:	/s/ DAVID BEARMAN
David Bearman
Executive Vice President and Chief Financial Officer