Form 10-Q
period 2003-10-31
HUGHES SUPPLY INC
filed 2003-12-15
CIK 49029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Yes ☒             No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒             No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of December 12, 2003
$1 Par Value	23,602,121

HUGHES SUPPLY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net Sales	$859.5	$804.0	$2,457.4	$2,368.7
Cost of Sales	666.0	615.6	1,904.0	1,818.6

Gross Margin	193.5	188.4	553.4	550.1

Operating Expenses:
Selling, general and administrative	154.0	144.4	441.3	432.2
Depreciation and amortization	5.5	5.1	15.6	14.9

Total operating expenses	159.5	149.5	456.9	447.1

Operating Income	34.0	38.9	96.5	103.0

Other Income (Expense):
Interest and other income	1.4	2.3	4.8	6.0
Interest expense	(7.3)	(7.7)	(22.4)	(23.1)

	(5.9)	(5.4)	(17.6)	(17.1)

Income Before Income Taxes	28.1	33.5	78.9	85.9
Income Taxes	10.3	13.7	30.6	35.2

Net Income	$17.8	$19.8	$48.3	$50.7

Earnings Per Share:
Basic	$0.78	$0.85	$2.12	$2.18

Diluted	$0.76	$0.84	$2.07	$2.14

Weighted-Average Shares Outstanding:
Basic	22.9	23.3	22.8	23.2

Diluted	23.4	23.6	23.3	23.7

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Balance Sheets

(in millions, except share and per share data)

	October 31, 2003 (unaudited)	January 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$2.0	$1.7
Accounts receivable, less allowance for doubtful accounts of $11.2 and $8.5	497.2	423.1
Inventories	430.3	438.5
Deferred income taxes	20.9	19.7
Other current assets	51.0	48.5

Total current assets	1,001.4	931.5
Property and Equipment	173.0	157.8
Goodwill	336.5	320.1
Other Assets	30.5	26.9

Total assets	$1,541.4	$1,436.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$63.7	$63.8
Accounts payable	304.7	230.0
Accrued compensation and benefits	36.6	43.3
Other current liabilities	51.4	35.6

Total current liabilities	456.4	372.7
Long-Term Debt	353.3	378.1
Deferred Income Taxes	40.2	34.0
Other Noncurrent Liabilities	7.5	6.7

Total liabilities	857.4	791.5

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 23,923,280 and 23,935,764 shares issued	23.9	23.9
Capital in excess of par value	222.4	222.4
Retained earnings	457.5	416.7
Treasury stock, 394,450 and 245,700 shares, at cost	(10.1)	(6.8)
Unearned compensation related to outstanding restricted stock	(9.7)	(11.4)

Total shareholders’ equity	684.0	644.8

Total liabilities and shareholders’ equity	$1,541.4	$1,436.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended
	October 31, 2003	November 1, 2002
Cash Flows from Operating Activities:
Net income	$48.3	$50.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.6	14.9
Provision for doubtful accounts	5.6	8.1
Deferred income taxes	5.0	9.6
Other	2.2	2.7
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(65.7)	(61.7)
Inventories	14.7	(16.0)
Other current assets	(2.3)	17.4
Other assets	(1.9)	—
Accounts payable	81.9	53.3
Accrued compensation and benefits	(9.9)	1.0
Other current liabilities	13.3	9.5
Other noncurrent liabilities	0.8	0.2

Net cash provided by operating activities	107.6	89.7

Cash Flows from Investing Activities:
Capital expenditures	(12.4)	(13.4)
Proceeds from sale of property and equipment	1.5	3.7
Business acquisitions, net of cash	(17.8)	(33.4)

Net cash used in investing activities	(28.7)	(43.1)

Cash Flows from Financing Activities:
Net (payments) borrowings under short-term debt arrangements	(34.3)	34.6
Principal payments on other debt	(16.2)	(60.7)
Purchase of treasury shares	(6.0)	(2.8)
Dividends paid	(7.1)	(6.1)
Other	(15.0)	(16.1)

Net cash used in financing activities	(78.6)	(51.1)

Net Increase (Decrease) in Cash and Cash Equivalents	0.3	(4.5)
Cash and Cash Equivalents, Beginning of Period	1.7	6.8

Cash and Cash Equivalents, End of Period	$2.0	$2.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.    Basis of Presentation

In the opinion of Hughes Supply, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for the three and nine months ended October 31, 2003 and November 1, 2002, the financial position as of October 31, 2003, and cash flows for the nine months ended October 31, 2003 and November 1, 2002. The results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the trends or results that may be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2003, as filed with the Securities and Exchange Commission.

Business

Founded in 1928, the Company is one of the largest diversified wholesale distributors of construction, repair and maintenance and related products. The Company distributes over 300,000 products to more than 75,000 customers, through approximately 460 wholesale branches located in 34 states. The Company’s principal customers include: electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities; and industrial companies.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2004 is a 52-week period while fiscal year 2003 was a 53-week period. The nine months ended October 31, 2003 and November 1, 2002 contained 39 and 40 weeks, respectively, while the third quarter of each fiscal period contained 13 weeks.

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

FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003 and clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company did not have any of these financial instruments, the adoption of FAS 150 did not have any impact on the Company’s consolidated financial statements.

FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

Note 2.    Business Combinations

Effective August 4, 2003, the Company acquired substantially all of the net assets of Marden Susco, LLC (“Marden Susco”), a southern California supplier of underground piping products for use in municipal water, sewer and storm drain systems. As a result of the acquisition, the Company has expanded the geographical presence of its Water & Sewer business into the state of California.

The purchase price consisted of $17.8 million cash paid for Marden Susco’s net assets, including the assumption of $14.0 million of accounts payable and accrued liabilities and $6.7 million of debt, subject to working capital adjustments. The results of Marden Susco’s operations have been included in the Company’s consolidated statements of income since August 4, 2003. The total cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141 (See Note 8). Goodwill, all of which is deductible for income tax purposes, and other intangible assets recorded in connection with the transaction totaled $16.4 million and $1.0 million, respectively. The goodwill and intangible assets were assigned entirely to the Water & Sewer segment. The fair value assigned to intangible assets and the related weighted-average useful life was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The intangible assets are subject to amortization and consist primarily of employment agreements, revenue backlog, and customer lists that are amortized on a straight-line basis over a weighted-average useful life of 4.8 years. The estimated annual amortization expense related to these contracts for the next five fiscal years is expected to be $0.1 million. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Marden Susco are not material to the Company’s consolidated operating results or assets.

Note 3.    Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Net income as reported:	$17.8	$19.8	$48.3	$50.7
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(0.9)	(0.5)	(2.5)	(1.3)

Pro forma net income	$16.9	$19.3	$45.8	$49.4

Earnings per share:
Basic—as reported	$0.78	$0.85	$2.12	$2.18

Basic—pro forma	$0.74	$0.83	$2.00	$2.13

Diluted—as reported	$0.76	$0.84	$2.07	$2.14

Diluted—pro forma	$0.72	$0.82	$1.97	$2.09

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued during fiscal 2004 and fiscal 2003:

	Three Months Ended		Nine Months Ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Risk-free interest rates	3.8%	4.3%	3.8%	4.7%
Dividend yield	1.3%	1.1%	1.3%	1.1%
Expected volatility	40.9%	40.3%	40.9%	40.3%
Expected stock option lives	8	8	8	8

The weighted-average estimated fair value of employee stock options granted was $15.64 and $15.08 per share for the three months ended October 31, 2003 and November 1, 2002, respectively, and $15.48 and $16.23 per share for the nine months ended October 31, 2003 and November 1, 2002, respectively.

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

Note 4.    Branch Closures and Consolidation Activities

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

In addition to the Company’s branch closure activities, the Company relocated its corporate offices during October 2003. As a result of this decision, the Company recorded approximately $2.0 million in selling, general and administrative expenses during the third quarter of fiscal 2004 to establish an accrued liability for the fair value of the remaining lease payments due under the previous locations’ leases, net of estimated sublease income. The accrual is expected to be paid out substantially by April 2005.

The liability balance, included in other current liabilities, related to the activities discussed above as of the nine months ended October 31, 2003 and the twelve months ended January 31, 2003 was as follows (in millions):

	October 31, 2003	January 31, 2003
Beginning balance	$1.2	$3.1

Provision (income)	2.0	(0.2)
Cash expenditures:
Lease	(0.6)	(1.1)
Severance	—	(0.1)
Other	—	(0.3)
Non-cash asset impairments	—	(0.2)

Ending balance	$2.6	$1.2

Note 5.    Long-Term Debt

Long-term debt at October 31, 2003 and January 31, 2003 consisted of the following (in millions):

	October 31, 2003	January 31, 2003
8.27% senior notes, due 2003	$19.0	$19.0
8.27% senior notes, due 2005	16.8	16.8
8.42% senior notes, due 2007	103.0	103.0
7.96% senior notes, due 2011	74.7	79.3
7.14% senior notes, due 2012	34.3	36.2
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	47.6	50.0
Unsecured bank notes under $290.0 revolving credit agreement, payable March 26, 2007, with an interest rate of 2.0% at October 31, 2003	18.1	72.4
Other notes payable with varying interest rates of 2.2% to 9.8% at October 31, 2003 with due dates between 2004 to 2016	63.5	25.2

	417.0	441.9
Less current portion	(63.7)	(63.8)

Total long-term debt	$353.3	$378.1

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

At October 31, 2003, the Company was in compliance with all financial covenants.

Note 6.    Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Basic weighted-average shares outstanding	22,878,229	23,251,637	22,849,160	23,229,365
Incremental shares resulting from:
Stock options	183,727	121,527	128,231	167,201
Restricted stock	366,816	236,176	333,558	298,208

Diluted weighted-average shares outstanding	23,428,772	23,609,340	23,310,949	23,694,774

Stock options to purchase 162,445 shares at an average price of $37.72 per share and 677,020 shares at an average price of $34.30 per share were excluded from the above computation of diluted weighted-average shares outstanding for the three months ended October 31, 2003 and November 1, 2002, respectively, because their effect would have been anti-dilutive. Stock options to purchase 797,620 shares at an average price of $33.94 per share and 540,020 shares at an average price of $34.37 per share were excluded from the above computation of diluted weighted-average shares outstanding for the nine months ended October 31, 2003 and November 1, 2002, respectively, because their effect would have been anti-dilutive.

Note 7.    Capital Stock

On March 15, 1999, the Company’s board of directors authorized the Company to repurchase up to 2.5 million shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the Company has repurchased a total of 1,831,400 shares at an average price of $22.91 per share, of which 258,600 at an average price of $23.39 per share and 98,000 shares at an average price of $28.48 per share were repurchased during the first nine months of fiscal 2004 and fiscal 2003, respectively. Shares repurchased totaled $6.0 million and $2.8 million in the first nine months of fiscal 2004 and fiscal 2003, respectively.

Treasury stock of 109,850 and 24,251 shares during the first nine months of fiscal 2004 and fiscal 2003, respectively, were issued under stock plans.

Note 8.    Supplemental Cash Flows Information

Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	October 31, 2003	November 1, 2002
Income taxes paid	$12.7	$19.3
Interest paid	15.7	15.0
Property acquired with debt	18.9	4.7

During the first nine months of fiscal 2004 and fiscal 2003, the Company awarded certain key employees 21,000 and 10,000 restricted shares, respectively, of the Company’s common stock in accordance with the Company’s 1997 Executive Stock Plan.

Dividends declared but not paid totaled $2.4 million and $2.0 million at October 31, 2003 and November 1, 2002, respectively.

For the first nine months of fiscal 2004 and fiscal 2003, the net assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting are summarized below (in millions):

	Nine Months Ended
	October 31, 2003	November 1, 2002
Accounts receivable	$13.9	$19.9
Inventories	6.5	30.4
Property and equipment	0.4	2.4
Goodwill	16.4	53.3
Other assets	1.3	9.8

Assets acquired	38.5	115.8

Accounts payable and accrued liabilities	(14.0)	(27.9)
Long-term debt	(6.7)	(54.5)

Liabilities assumed	(20.7)	(82.4)

Cash purchase price	$17.8	$33.4

There was no stock consideration issued in connection with business acquisitions during fiscal 2004 and fiscal 2003.

Note 9.    Segment Information

During the third quarter of fiscal 2004, the Company revised its reporting structure to provide additional disclosure by realigning its previously reported operating segments, Electrical/Plumbing, Industrial Pipes, Valves and Fittings (“Industrial PVF”), and Water & Sewer/Building Materials on a more disaggregated basis by product line into six operating segments and an All Other category. The revised operating segments are: Water & Sewer, Plumbing/Heating, Ventilating and Air Conditioning (“Plumbing/HVAC”), Utilities, Electrical, Industrial PVF, and Maintenance, Repair and Operations (“MRO”). The All Other category includes the Company’s Building Materials, Fire Protection, and Mechanical Industrial product lines. The Industrial PVF segment remains unchanged.

The Corporate category includes corporate level expenses not allocated to the Company’s operating segments. Inter-segment sales are excluded from net sales presented for each segment. Operating income for each segment includes certain corporate expense allocations for employee benefits, corporate overhead expenses, data processing expenses, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

In connection with the change of the Company’s reporting structure mentioned above, the Company changed its method of allocating corporate overhead expenses to the segments. All prior period segment results have been reclassified to reflect these changes.

The following table presents net sales and other financial information by segment for the third quarter and first nine months of fiscal 2004 and fiscal 2003 (in millions):

Three Months Ended	Net Sales		Operating Income		Depreciation and Amortization
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Water & Sewer	$254.7	$229.3	$14.0	$14.2	$1.0	$0.7
Plumbing/HVAC	206.6	197.1	4.1	4.2	0.8	0.8
Utilities	99.1	87.7	3.3	3.3	0.3	0.5
Electrical	94.0	93.5	1.4	2.9	0.2	0.3
Industrial PVF	73.2	78.8	5.3	9.5	0.1	0.2
MRO	34.5	31.1	2.4	2.4	0.1	0.1
All Other	97.4	86.5	3.5	2.4	0.7	0.6
Corporate	—	—	—	—	2.3	1.9

	$859.5	$804.0	$34.0	$38.9	$5.5	$5.1

Nine Months Ended	Net Sales		Operating Income		Depreciation and Amortization
	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002	October 31, 2003	November 1, 2002
Water & Sewer	$706.1	$697.7	$36.5	$37.1	$2.4	$2.4
Plumbing/HVAC	605.9	610.3	11.0	11.5	2.4	2.7
Utilities	279.5	166.9	10.8	6.9	1.1	0.6
Electrical	274.4	291.4	4.8	6.5	0.7	0.9
Industrial PVF	213.7	240.1	17.2	25.5	0.5	0.6
MRO	101.3	94.0	6.8	7.7	0.3	0.3
All Other	276.5	268.3	9.4	7.8	1.7	1.9
Corporate	—	—	—	—	6.5	5.5

	$2,457.4	$2,368.7	$96.5	$103.0	$15.6	$14.9

The following table presents the Company’s accounts receivable net of the allowance for doubtful accounts, inventories, and goodwill, along with accounts payable for each segment as of October 31, 2003 and January 31, 2003 (in millions):

	As of October 31, 2003
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$178.6	$91.9	$102.0	$372.5	$83.1
Plumbing/HVAC	110.0	110.9	48.4	269.3	72.6
Utilities	34.1	45.6	58.7	138.4	42.1
Electrical	57.2	33.1	9.0	99.3	32.9
Industrial PVF	38.5	103.0	56.4	197.9	25.7
MRO	16.4	20.6	1.7	38.7	8.1
All Other	62.4	25.2	60.3	147.9	16.9
Corporate	—	—	—	—	23.3

Total	$497.2	$430.3	$336.5	1,264.0	$304.7

Cash and cash equivalents				2.0
Deferred income taxes				20.9
Other current assets				51.0
Property and equipment				173.0
Other assets				30.5

Total Assets				$1,541.4

	As of January 31, 2003
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$133.8	$81.4	$85.6	$300.8	$50.5
Plumbing/HVAC	94.4	113.7	48.4	256.5	57.0
Utilities	30.6	42.1	58.7	131.4	22.9
Electrical	57.4	37.5	9.0	103.9	28.1
Industrial PVF	41.2	117.3	56.4	214.9	19.1
MRO	13.1	21.9	1.7	36.7	8.7
All Other	52.6	24.6	60.3	137.5	12.4
Corporate	—	—	—	—	31.3

Total	$423.1	$438.5	$320.1	1,181.7	$230.0

Cash and cash equivalents				1.7
Deferred income taxes				19.7
Other current assets				48.5
Property and equipment				157.8
Other assets				26.9

Total Assets				$1,436.3

Note 10.  Related Party Transaction

During the third quarter of fiscal 2004, the Company approved donations totaling $0.2 million to Hughes Supply Foundation, Inc. (“HSF”), a not-for-profit charitable organization. The board of directors of HSF is comprised of certain executives of the Company, including the chairman of the board, the president and chief executive officer, and the executive vice president and chief financial officer.

Note 11.  Subsequent Event

On November 26, 2003, the Company entered into a definitive all cash merger agreement with Century Maintenance Supply, Inc. (“Century”), a leading distributor of MRO products serving the multi-family apartment market throughout the United States. Total consideration in the merger will be approximately $360 million, including the assumption of Century’s debt and liabilities. The acquisition, along with the Company’s existing MRO business, will enable the Company to become a leader in the apartment MRO market and facilitate entry into other MRO markets. Completion of the merger agreement is subject to customary conditions, including regulatory approvals, and is anticipated to close during the fourth quarter of fiscal 2004.

The Company intends to finance the acquisition with a combination of funds from its existing revolving credit facility and a committed interim term loan facility provided by Lehman Brothers Inc. and SunTrust Bank. It is anticipated that the interim facility will be refinanced in the first six months of 2004, in either the equity or debt capital markets.

PART I.    FINANCIAL INFORMATION — Continued

HUGHES SUPPLY, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating the Company’s business and results of operations. This information is a discussion and analysis of certain significant factors that have affected the results of operations for the three and nine months ended October 31, 2003 and November 1, 2002, and the financial condition of the Company as of October 31, 2003. MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained herein and in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2003.

Forward-Looking Statements

Certain statements set forth in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe”, “anticipate”, “estimate”, “expect”, “may”, “will”, “should”, “plan”, “intend”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to be different from any future results, performance, and achievements expressed or implied by these statements. These risks and uncertainties include, but are not limited to, the strength of the construction market, fluctuating commodity prices and unexpected product shortages, competition, the Company’s reliance on key personnel, general economic conditions, the ability to negotiate and satisfy the conditions to closing the interim loan facility as part of the financing for the Century acquisition, the ability of the parties to the merger agreement to satisfy the conditions for closing the Century acquisition, success in integrating acquired business units, the Company’s dependence on credit sales, and other factors set forth from time to time in filings with the Securities and Exchange Commission. The Company does not have any obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Material Changes in Results of Operations

Business

Founded in 1928, the Company is one of the largest diversified wholesale distributors of construction, repair and maintenance and related products. The Company distributes over 300,000 products to more than 75,000 customers, through approximately 460 wholesale branches located in 34 states. The Company’s principal customers include: electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities; and industrial companies.

Fiscal Year

The fiscal year of the Company is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2004 is a 52-week period while fiscal year 2003 was a 53-week period. The nine months ended October 31, 2003 and November 1, 2002 contained 39 and 40 weeks, respectively, while the third quarter of each fiscal period contained 13 weeks.

Segment Information

During the third quarter of fiscal 2004, the Company revised its reporting structure to provide additional disclosure by realigning its previously reported operating segments, Electrical/Plumbing, Industrial Pipes, Valves and Fittings (“Industrial PVF”), and Water & Sewer/Building Materials on a more disaggregated basis by product line into six operating segments and an All Other category. The revised operating segments are: Water & Sewer, Plumbing/Heating, Ventilating and Air Conditioning (“Plumbing/HVAC”), Utilities, Electrical, Industrial PVF, and Maintenance, Repair and Operations (“MRO”). The All Other category includes the Company’s Building Materials, Fire Protection, and Mechanical Industrial product lines. The Industrial PVF segment remains unchanged.

The Corporate category includes corporate level expenses not allocated to the Company’s operating segments. Inter-segment sales are excluded from net sales presented for each segment. Operating income for each segment includes certain corporate expense allocations for employee benefits, corporate overhead expenses, data processing expenses, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

In connection with the change of the Company’s reporting structure mentioned above, the Company changed its method of allocating corporate overhead expenses to the segments. All prior period segment results have been reclassified to reflect these changes.

Comparable Branch Sales Methodology

The Company computes and discloses comparable branch sales, which exclude net sales related to (a) acquired and newly opened branches until operating results are included in the consolidated financial statements for all periods in the current and prior fiscal years, (b) branch combinations and splits unless within the same segment and physical location, and (c) closed and divested branches. All comparable branch sales amounts and percentages presented in this report exclude the impact of the additional week of net sales in the first quarter of fiscal 2003.

Net Sales

The following table presents the major components of the Company’s consolidated net sales in the third quarter and first nine months of fiscal 2004 and fiscal 2003 (in millions):

	Three Months Ended			Nine Months Ended
	October 31, 2003	November 1, 2002	Percent Variance	October 31, 2003	November 1, 2002	Percent Variance
Comparable branch sales	$770.3	$747.0	3.1%	$2,245.3	$2,236.2	0.4%
Acquired and newly-opened branches	85.8	49.4		198.3	51.7
Closed and/or combined branches	3.4	7.6		13.8	25.7
Additional week	—	—		—	55.1

Net sales	$859.5	$804.0	6.9%	$2,457.4	$2,368.7	3.7%

Net sales in the third quarter of fiscal 2004 totaled $859.5 million, an increase of $55.5 million or 6.9%, compared to the prior year’s third quarter net sales of $804.0 million. This increase was partially due to the acquisitions of Marden Susco, LLC (“Marden Susco”) completed during the first week of the third quarter of fiscal 2004 and Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”) completed during the second week of the third quarter of fiscal 2003. The Marden Susco acquisition added $16.8 million to net sales in the third quarter of fiscal 2004. The additional week of Utiliserve activity in the third quarter of fiscal 2004 compared to fiscal 2003 resulted in $4.0 million of additional net sales. Net sales from newly opened branches increased $2.8 million. Partially offsetting these increases was a decrease of $4.2 million related to closed and/or combined branches.

Comparable branch sales increased $23.3 million or 3.1% primarily as a result of the release of previously postponed projects within the Water & Sewer segment, market share growth in the MRO business, as well as an increase in large projects due to improvement in the commercial construction markets served by the Plumbing/HVAC segment and Building Materials product line in the Eastern United States. These increases were partially offset by lower net sales in the Industrial PVF segment due to weak end market demand and the loss of a large customer during the second quarter of fiscal 2004 in the Utilities segment.

Net sales in the first nine months of fiscal 2004 totaled $2,457.4 million, an increase of $88.7 million or 3.7% compared to the prior year’s first nine months net sales of $2,368.7 million. This increase was partially due to the acquisitions of Marden Susco and Utiliserve. The Marden Susco acquisition resulted in increased net sales in the first nine months of fiscal 2004 of $16.8 million. The Utiliserve acquisition added $169.7 million and $47.7 million in net sales to the first nine months of fiscal 2004 and fiscal 2003, respectively, an increase of $122.0 million. Additionally, net sales from newly opened branches increased $7.8 million. Partially offsetting these increases was a decrease of $11.9 million related to closed and/or combined branches. The prior year’s net sales also included a benefit of $55.1 million from the additional week in the first quarter of fiscal 2003.

For the first nine months of fiscal 2004, comparable branch sales increased $9.1 million or 0.4%. This increase was due to growth in large projects due to an overall improvement in the commercial construction markets served by the Plumbing/HVAC segment and Building Materials product line in the Eastern United States, market share growth in the MRO segment, and the procurement of several large projects in the Midwest Water & Sewer markets. These increases were partially offset by lower sales in the Industrial PVF segment due to weak end market demand and the loss of a large customer during the second quarter of fiscal 2004 in the Utilities segment.

Consolidated and comparable branch sales by segment in the third quarter and first nine months of fiscal 2004 and fiscal 2003, respectively, were as follows (in millions):

	Consolidated Net Sales			Comparable Branch Sales
	Three Months Ended			Three Months Ended
	October 31, 2003	November 1, 2002	Percent Variance	October 31, 2003	November 1, 2002	Percent Variance
Water & Sewer	$254.7	$229.3	11.1%	$236.4	$226.0	4.6%
Plumbing/HVAC	206.6	197.1	4.8%	202.6	192.8	5.1%
Utilities	99.1	87.7	13.0%	34.6	40.0	(13.5%)
Electrical	94.0	93.5	0.5%	94.0	93.5	0.5%
Industrial PVF	73.2	78.8	(7.1%)	73.2	78.8	(7.1%)
MRO	34.5	31.1	10.9%	32.9	31.1	5.8%
All Other	97.4	86.5	12.6%	96.6	84.8	13.9%

	$859.5	$804.0	6.9%	$770.3	$747.0	3.1%

	Consolidated Net Sales			Comparable Branch Sales
	Nine Months Ended			Nine Months Ended
	October 31, 2003	November 1, 2002	Percent Variance	October 31, 2003	November 1, 2002	Percent Variance
Water & Sewer	$706.1	$697.7	1.2%	$684.2	$672.7	1.7%
Plumbing/HVAC	605.9	610.3	(0.7%)	592.4	582.6	1.7%
Utilities	279.5	166.9	67.5%	109.9	116.4	(5.6%)
Electrical	274.4	291.4	(5.8%)	274.4	283.4	(3.2%)
Industrial PVF	213.7	240.1	(11.0%)	213.7	234.3	(8.8%)
MRO	101.3	94.0	7.8%	97.8	92.1	6.2%
All Other	276.5	268.3	3.1%	272.9	254.7	7.1%

	$2,457.4	$2,368.7	3.7%	$2,245.3	$2,236.2	0.4%

The following is a discussion of factors impacting net sales for the Company’s operating segments:

Water & Sewer

Net sales in the third quarter of fiscal 2004 totaled $254.7 million, an increase of $25.4 million or 11.1%, compared to the prior year’s third quarter net sales of $229.3 million. This increase was partially due to the acquisition of Marden Susco, which resulted in increased net sales of $16.8 million in the third quarter of 2004, as well as a comparable branch sales increase of $10.4 million or 4.6% resulting in part from the start-up of several projects in the Midwest and Southeastern markets. Partially offsetting these increases was a decrease in net sales in newly opened branches of $0.3 million and a net sales reduction of $1.5 million related to closed and/or combined branches.

Net sales in the first nine months of fiscal 2004 totaled $706.1 million, an increase of $8.4 million or 1.2% compared to the prior year’s first nine months net sales of $697.7 million. This increase was partially due to the acquisition of Marden Susco, which resulted in additional net sales of $16.8 million in the third quarter of fiscal 2004. Comparable branch sales increased $11.5 million or 1.7% as a result of increased subdivision jobs, new department of transportation projects, and increased sewer and waterline projects during the first and third quarters of fiscal 2004. Partially offsetting these increases was a $14.5 million decrease resulting from the additional week in the first quarter of fiscal 2003, and a $5.4 million decrease related to closed and/or combined branches.

Plumbing/HVAC

Net sales in the third quarter of fiscal 2004 totaled $206.6 million, an increase of $9.5 million or 4.8%, compared to the prior year’s third quarter net sales of $197.1 million. The improvement was due to an increase of $9.8 million or 5.1% in comparable branch sales associated with increased business on several large accounts achieved as a result of improved market penetration in fiscal 2004 and overall improvement in the commercial plumbing market. Net sales increases associated with newly opened branches of $1.6 million were offset by a decrease of $1.9 million of net sales related to closed and/or combined branches.

Net sales in the first nine months of fiscal 2004 totaled $605.9 million, a decrease of $4.4 million or 0.7% compared to the prior year’s first nine months net sales of $610.3 million. This decrease primarily resulted from the additional week in the first quarter of fiscal 2003, which added $14.5 million to fiscal 2003 net sales as well as a decline of $3.7 million of net sales related to closed and/or combined branches. Partially offsetting these decreases was sales growth from acquired and newly opened branches of $4.0 million and comparable branch sales increases of $9.8 million or 1.7% occurring primarily during the third quarter of fiscal 2004 due to the reasons discussed above.

Utilities

Net sales in the third quarter of fiscal 2004 totaled $99.1 million, an increase of $11.4 million or 13.0%, compared to the prior year’s third quarter net sales of $87.7 million. This increase resulted primarily from the acquisition of Utiliserve. The additional week of Utiliserve activity in the third quarter of fiscal 2004 compared to fiscal 2003 resulted in $4.0 million of additional net sales. Notwithstanding the additional week, net sales quarter over quarter from Utiliserve increased $12.8 million primarily as a result of higher sales in the Mid-Atlantic states, which were impacted by Hurricane Isabel. Comparable branch sales decreased $5.4 million or 13.5% due primarily to the loss of a large electric utility customer during the second quarter of fiscal 2004, representing approximately $5.5 million (approximately $20.0 million annually) of the segment’s business.

Net sales in the first nine months of fiscal 2004 totaled $279.5 million, an increase of $112.6 million or 67.5% compared to the prior year’s first nine months net sales of $166.9 million. The Utiliserve acquisition added $169.7 million and $47.7 million of net sales in the first nine months of fiscal 2004 and fiscal 2003, respectively, an increase of $122.0 million. This increase was partially offset by a decrease resulting primarily from the additional week in the first quarter of fiscal 2003, which added $2.9 million to net sales in fiscal 2003. Comparable branch sales decreased $6.5 million or 5.6% due primarily to the loss of a large electric utility customer during the second quarter of fiscal 2004, representing approximately $10.0 million of the segment’s year to date business.

Electrical

Net sales and comparable branch sales increased slightly in the third quarter of fiscal 2004 by $0.5 million or 0.5% from $93.5 million to $94.0 million in fiscal 2003 and fiscal 2004, respectively. Net sales in the first nine months of fiscal 2004 totaled $274.4 million, a decrease of $17.0 million or 5.8% compared to the prior year’s first nine months net sales of $291.4 million. This decrease resulted, in part, from the additional week in the first quarter of fiscal 2003, which added $7.5 million to net sales in fiscal 2003, and a decline of $0.5 million related to closed and/or combined branches. Comparable branch sales decreased $9.0 million or 3.2% primarily due to continued weakness in the commercial and industrial markets in the first half of the year, particularly in office buildings and hotel construction.

Industrial PVF

Net sales and comparable branch sales in the third quarter of fiscal 2004 totaled $73.2 million, a decrease of $5.6 million or 7.1%, compared to the prior year’s third quarter net sales and comparable branch sales of $78.8 million. Comparable branch sales decreased primarily due to the downward trend in power and petrochemical industry capital spending.

Net sales in the first nine months of fiscal 2004 totaled $213.7 million, a decrease of $26.4 million or 11.0% compared to the prior year’s first nine months net sales of $240.1 million. This decrease resulted, in part, from the additional week in the first quarter of fiscal 2003, which added $7.2 million to fiscal 2003 net sales. Comparable branch sales decreased $20.6 million or 8.8% primarily due to the market related factor discussed above. Management believes net sales for the Industrial PVF segment may continue to be negatively impacted in the near term as a result of continued weakness in the industrial market.

MRO

Net sales in the third quarter of fiscal 2004 totaled $34.5 million, an increase of $3.4 million or 10.9%, compared to the prior year’s third quarter net sales of $31.1 million. The increase was partially due to an increase in net sales of $1.6 million from newly opened branches. Comparable branch sales increased $1.8 million or 5.8% primarily due to a focus on increasing national accounts market share.

Net sales in the first nine months of fiscal 2004 totaled $101.3 million, an increase of $7.3 million or 7.8% compared to the prior year’s first nine months net sales of $94.0 million. Comparable branch sales increased $5.7 million or 6.2% due to the strategic focus on securing national accounts to increase market share previously mentioned, and net sales for newly opened branches increased $3.5 million over prior year. These increases were partially offset by a decrease resulting from the additional week in the first quarter of fiscal 2003, which added $1.9 million to net sales in fiscal 2003.

All Other

Net sales in the third quarter of fiscal 2004 totaled $97.4 million, an increase of $10.9 million or 12.6%, compared to the prior year’s third quarter net sales of $86.5 million. Comparable branch sales increased $11.8 million or 13.9%. The Building Materials and Fire Protection product lines recorded positive sales growth. In particular, the Building Materials product line experienced strong comparable branch sales growth as the business continues to maximize all sales opportunities, including expansion of product lines and an increased focus on add-on sales. Offsetting this increase was a reduction of $0.9 million related to closed and/or combined branches.

Net sales in the first nine months of fiscal 2004 totaled $276.5 million, an increase of $8.2 million or 3.1% compared to the prior year’s first nine months net sales of $268.3 million. Comparable branch sales increased $18.2 million or 7.1%. The Building Materials product line benefited from the previously mentioned strong residential construction market in Florida and higher non-building construction starts. These increases were partially offset by a decrease in current year results mainly attributable to the additional week in the first quarter of fiscal 2003, which added $6.6 million to net sales in fiscal 2003, as well as a decline of net sales of $3.4 million related to closed and/or combined branches.

Gross Margin

Gross margin ratio to net sales totaled 22.5% and 23.4% in the third quarter of fiscal 2004 and fiscal 2003, respectively, and 22.5% and 23.2% in the first nine months of fiscal 2004 and fiscal 2003, respectively. In fiscal 2004, the Utilities segment, which has historically generated lower gross margins than the Company’s other segments, comprised a higher percentage of consolidated net sales, and the Industrial PVF segment, a higher gross margin business, comprised a lower percentage of consolidated net sales. In addition competitive pricing pressures resulted in lower gross margins. These decreases were partially offset by an increase in vendor rebates resulting from the Company’s vendor consolidation efforts and improved programs with its suppliers.

Operating Expenses

Operating expenses in the third quarter and first nine months of fiscal 2004 and fiscal 2003 were as follows (in millions):

	Operating Expenses			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	October 31, 2003	November 1, 2002	Percent Variance	October 31, 2003	November 1, 2002	Basis Points
Personnel expenses	$100.3	$96.7	3.7%	11.7%	12.0%	(30)
Other selling, general and administrative expenses	53.7	47.7	12.6%	6.2%	5.9%	30
Depreciation and amortization	5.5	5.1	7.8%	0.6%	0.6%	—

	$159.5	$149.5	6.7%	18.6%	18.6%	—

	Operating Expenses			Percentage of Net Sales
	Nine Months Ended			Nine Months Ended
	October 31, 2003	November 1, 2002	Percent Variance	October 31, 2003	November 1, 2002	Basis Points
Personnel expenses	$290.1	$288.0	0.7%	11.8%	12.2%	(40)
Other selling, general and administrative expenses	151.2	144.2	4.9%	6.2%	6.1%	10
Depreciation and amortization	15.6	14.9	4.7%	0.6%	0.6%	—

	$456.9	$447.1	2.2%	18.6%	18.9%	(30)

As a percentage of net sales, personnel expenses decreased to 11.7% in the third quarter of fiscal 2004 from 12.0% in the prior year’s third quarter. The 30 basis points improvement was primarily driven by lower incentive compensation and reductions in discretionary type expenses, including overtime and contract labor. The Company has continued to benefit from its cost reduction programs initiated in fiscal 2003. The Company’s workforce totaled approximately 7,400 and 7,300 employees at October 31, 2003 and November 1, 2002, respectively. The increase in the Company’s workforce was primarily related to the acquisition of Marden Susco.

As a percentage of net sales, personnel expenses decreased to 11.8% in the first nine months of fiscal 2004 from 12.2% in the prior year’s first nine months. Utiliserve added $8.8 million and $3.0 million of personnel expenses in the first nine months of fiscal 2004 and fiscal 2003, respectively. Personnel expenses were also impacted by the additional week included in the first quarter of fiscal 2003, which added $7.2 million to the prior year’s first quarter. Improvement was experienced as a result of decreased incentive costs and the reductions in discretionary type expenses mentioned above.

As a percentage of net sales, other selling, general and administrative expenses increased to 6.2% in the third quarter of fiscal 2004 from 5.9% in the prior year’s third quarter. The 30 basis points increase is due primarily to the Company’s relocation of its corporate offices during October 2003, resulting in approximately $2.0 million of expenses during the third quarter of fiscal 2004 to establish a liability for the fair value of the remaining lease payments due under the previous locations’ leases.

As a percentage of net sales, other selling, general and administrative expenses remained relatively flat at 6.2% and 6.1% in the first nine months of fiscal 2004 and 2003, respectively. Utiliserve added $7.5 million and $1.7 million of other selling, general and administrative expenses in the first nine months of fiscal 2004 and fiscal 2003, respectively. The additional week included in the first quarter of fiscal 2003 added approximately $1.2 million of expenses in the first quarter of fiscal 2003. Additionally, included in the first nine months of fiscal 2004 were expenses of approximately $2.0 million related to the relocation of the Company’s corporate offices.

Operating Income

The Company is primarily a fixed cost business; therefore all operating segments were favorably impacted in the first nine months of fiscal 2003 by the leverage gained from the additional week of net sales. Operating income is affected significantly by fluctuations in net sales as well as changes in business and product mix.

Operating income in the third quarter totaled $34.0 million, decreasing $4.9 million or 12.6%, compared to the prior year’s third quarter operating income of $38.9 million. Included in the third quarter results was operating income of $1.0 million related to the acquisition of Marden Susco. As a percentage of net sales, operating income totaled 4.0% and 4.8% in the third quarter of fiscal 2004 and fiscal 2003, respectively. The 80 basis points reduction was driven primarily by approximately $2.0 million of expenses related to the relocation of the Company’s corporate offices during the third quarter, a $4.2 million decrease in the Industrial PVF segment, which experienced a decrease in its operating income percentage of net sales from 12.1% last year to 7.2% this year, and downward pressures on gross margins resulting from competitive pricing throughout the Company’s businesses.

Operating income in the first nine months totaled $96.5 million, decreasing $6.5 million or 6.3%, compared to the prior year’s first nine months operating income of $103.0 million. As a percentage of net sales, operating income totaled 3.9% and 4.3% in the first nine months of fiscal 2004 and fiscal 2003, respectively. The decrease in the first nine months of fiscal 2004 was primarily attributable to the additional week included in the first quarter of fiscal 2003, which added approximately $4.6 million of operating income to the prior year’s first quarter. Also contributing to the decrease was approximately $2.0 million of expenses related to the relocation of the Company’s corporate offices, an $8.3 million decrease in Industrial PVF operating income and competitive pricing pressures on gross margins. Partially offsetting these decreases was operating income from the acquisitions of Utiliserve and Marden Susco, which added approximately $4.6 million and $1.0 million, respectively, to the first nine months of fiscal 2004.

Operating income by segment in the third quarter and first nine months of fiscal 2004 and fiscal 2003 was as follows (in millions):

	Operating Income			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	October 31, 2003	November 1, 2002	Percent Variance	October 31, 2003	November 1, 2002	Basis Points
Water & Sewer	$14.0	$14.2	(1.4%)	5.5%	6.2%	(70)
Plumbing/HVAC	4.1	4.2	(2.4%)	2.0%	2.1%	(10)
Utilities	3.3	3.3	—	3.3%	3.8%	(50)
Electrical	1.4	2.9	(51.7%)	1.5%	3.1%	(160)
Industrial PVF	5.3	9.5	(44.2%)	7.2%	12.1%	(490)
MRO	2.4	2.4	—	7.0%	7.7%	(70)
All Other	3.5	2.4	45.8%	3.6%	2.8%	80

	$34.0	$38.9	(12.6%)	4.0%	4.8%	(80)

	Operating Income			Percentage of Net Sales
	Nine Months Ended			Nine Months Ended
	October 31, 2003	November 1, 2002	Percent Variance	October 31, 2003	November 1, 2002	Basis Points
Water & Sewer	$36.5	$37.1	(1.6%)	5.2%	5.3%	(10)
Plumbing/HVAC	11.0	11.5	(4.3%)	1.8%	1.9%	(10)
Utilities	10.8	6.9	56.5%	3.9%	4.1%	(20)
Electrical	4.8	6.5	(26.2%)	1.7%	2.2%	(50)
Industrial PVF	17.2	25.5	(32.5%)	8.0%	10.6%	(260)
MRO	6.8	7.7	(11.7%)	6.7%	8.2%	(150)
All Other	9.4	7.8	20.5%	3.4%	2.9%	50

	$96.5	$103.0	(6.3%)	3.9%	4.3%	(40)

Water & Sewer

As a percentage of net sales, operating income decreased to 5.5% in the third quarter of fiscal 2004 from 6.2% in the prior year’s third quarter. The first nine months of fiscal 2004 decreased to 5.2% from 5.3% in the first nine months of fiscal 2003. The 70 and 10 basis points decreases in the third quarter and first nine months of fiscal 2004, respectively, were largely due to lower gross margins resulting from direct shipments comprising a higher percentage of net sales for the segment and a competitive sales environment.

Plumbing/HVAC

As a percentage of net sales, operating income decreased to 2.0% in the third quarter of fiscal 2004 from 2.1% in the prior year’s third quarter. Operating income decreased to 1.8% of net sales in the first nine months of fiscal 2004 from 1.9% of net sales in the prior year’s first nine months. Although the segment experienced increased net sales in the third quarter, operating income as a percentage of net sales decreased 10 basis points due to lower gross margin direct shipments comprising a higher percentage of the sales mix as well as increased selling, general and administrative expenses. The 10 basis points decrease during the first nine months of fiscal 2004 was primarily due to a similar decline in gross margins combined with reduced overall sales volumes. These decreases were partially offset by lower personnel expenses resulting from headcount reductions from fiscal 2003 to fiscal 2004.

Utilities

As a percentage of net sales, operating income decreased to 3.3% in the third quarter of fiscal 2004 from 3.8% in the prior year’s third quarter. The first nine months of fiscal 2004 decreased to 3.9% from 4.1% in the first nine months of fiscal 2003. The 50 and 20 basis points decreases in the third quarter and first nine months of fiscal 2004, respectively, were primarily due to higher selling, general and administrative expenses as a percentage of net sales.

Electrical

As a percentage of net sales, operating income decreased to 1.5% in the third quarter of fiscal 2004 from 3.1% in the prior year’s third quarter. The 160 basis points decrease was primarily driven by lower gross margins resulting from direct shipments comprising a significantly higher percentage of net sales for the segment. Gross margins were also negatively affected by competitive pressures on stock shipments.

As a percentage of net sales, operating income decreased to 1.7% in the first nine months of fiscal 2004 from 2.2% in the prior year’s first nine months. The decrease of 50 basis points was primarily driven by reduced sales volumes of stock shipments and special orders, which typically carry higher gross margins. Partially offsetting these decreases were improved vendor rebates, which resulted from increased vendor consolidation efforts and improved programs from suppliers.

Industrial PVF

As a percentage of net sales, operating income decreased to 7.2% in the third quarter of fiscal 2004 from 12.1% in the prior year’s third quarter. The first nine months of fiscal 2004 decreased to 8.0% from 10.6% in the first nine months of fiscal 2003. The decreases in both periods were primarily due to substantially lower sales volumes in fiscal 2004. In particular, the third quarter of fiscal 2004 was lower primarily due to a prior year order that yielded significantly higher gross margins in the third quarter of fiscal 2003.

MRO

As a percentage of net sales, operating income decreased to 7.0% in the third quarter of fiscal 2004 from 7.7% in the prior year’s third quarter. The first nine months of fiscal 2004 decreased to 6.7% from 8.2% in the first nine months of fiscal 2003. The decreases of 70 and 150 basis points in the third quarter and first nine months of fiscal 2004, respectively, were primarily driven by lower gross margins due to competitive pressures. The first nine months of fiscal 2004 were also adversely affected by higher selling, general and administrative expenses.

All Other

As a percentage of net sales, operating income increased to 3.6% in the third quarter of fiscal 2004 from 2.8% in the prior year’s third quarter. The first nine months of fiscal 2004 increased to 3.4% from 2.9% in the first nine months of fiscal 2003. Significant increases in sales volumes, particularly strong sales growth in the Building Materials and Fire Protection product lines in the third quarter of fiscal 2004, resulted in a 80 and 50 basis points improvement in the third quarter and first nine months of fiscal 2004, respectively. These increases were partially offset by decreases in gross margins on stock shipments associated with competitive pressures.

Interest and Other Income

Interest and other income totaled $1.4 million and $2.3 million in the third quarter of fiscal 2004 and 2003, respectively. In the first nine months of fiscal 2004 and 2003, interest and other income totaled $4.8 million and $6.0 million, respectively. The decrease in fiscal 2004 was primarily due to reduced collections of service charge income.

Interest Expense

Interest expense totaled $7.3 million and $7.7 million in the third quarter of fiscal 2004 and fiscal 2003, respectively. In the first nine months of fiscal 2004 and 2003, interest expense totaled $22.4 million and $23.1 million, respectively. The decrease in interest expense was primarily due to lower average interest rates and lower outstanding debt balances in fiscal 2004. Total debt decreased $38.9 million or 8.5% from $455.9 million as of November 1, 2002 to $417.0 million of October 31, 2003 and the Company’s weighted-average interest rate for the nine months ended October 31, 2003 decreased 100 basis points compared to the prior year.

Income Taxes

The Company’s effective tax rate was 36.7% and 40.9%, respectively, in the third quarter of fiscal 2004 and fiscal 2003, while in the first nine months of fiscal 2004 and fiscal 2003, the effective tax rate was 38.8% and 41.0% respectively. The decreases in both periods were primarily attributable to a lower effective state income tax rate and a third quarter tax benefit of $1.0 million related to a discontinued operation in Mexico. The Company’s effective tax rate is expected to be approximately 40% in the fourth quarter of fiscal 2004.

Net Income

Net income totaled $17.8 million and $19.8 million in the third quarter of fiscal 2004 and fiscal 2003, respectively. Diluted earnings per share were $0.76 and $0.84 on 23.4 million and 23.6 million shares outstanding, in the third quarter of fiscal 2004 and fiscal 2003, respectively. In the first nine months of fiscal 2004 and fiscal 2003, net income totaled $48.3 million and $50.7 million, respectively. Diluted earnings per share were $2.07 and $2.14 on 23.3 million and 23.7 million shares outstanding, in the first nine months of fiscal 2004 and fiscal 2003, respectively.

Liquidity and Capital Resources

The following sets forth certain measures of the Company’s liquidity (dollars in millions):

	Nine Months Ended
	October 31, 2003	November 1, 2002
Net cash provided by operating activities	$107.6	$89.7
Net cash used in investing activities	(28.7)	(43.1)
Net cash used in financing activities	(78.6)	(51.1)

	October 31, 2003	January 31, 2003
Working capital	$545.0	$558.8
Current ratio	2.2 to 1	2.5 to 1
Debt to total capital	37.9%	40.7%

Working Capital

Compared to January 31, 2003, working capital decreased $13.8 million or 2.5%. The decrease in working capital was primarily attributable to lower levels of owned inventories (inventories less accounts payable) resulting from improved inventory and payables management and increased other current liabilities offset partially by higher accounts receivable balances driven by the seasonality of the Company’s sales, and the timing of employee compensation payments.

Operating Activities

In the first nine months of fiscal 2004 and fiscal 2003, cash flows provided by operating activities totaled $107.6 million and $89.7 million, respectively. The increase of $17.9 million in operating cash flows was primarily driven by fluctuations in inventories, accounts payable, and other current liabilities balances. Partially offsetting these operating cash flow increases were fluctuations in other current assets, accrued compensation and benefits as well as accounts receivable balances.

Inventories decreased $14.7 million in the first nine months of fiscal 2004 compared to a $16.0 million increase in the first nine months of fiscal 2003. The prior year increase in inventories was primarily due to strategic purchases made in the Industrial PVF segment and higher pricing of pvc and ductile pipe products in the Water & Sewer segment. Fluctuations in accounts payable, and other current liabilities balances reflect the timing of payments.

In the first quarter of fiscal 2003, the Company collected approximately $20.0 million of non-recurring income tax receivables, which decreased the other current asset balance, and favorably impacted operating cash flows for fiscal 2003. Fluctuations in accrued compensation and benefits balances reflect primarily the timing of bi-weekly payroll payments.

Accounts receivable balances increased $65.7 million in the first nine months of fiscal 2004 compared to $61.7 million in the first nine months of fiscal 2003. The increase in accounts receivable balances was higher in fiscal 2004 largely due to increasing sales volumes. Overall, days sales outstanding remained essentially flat in both periods, while past due receivable balances decreased in fiscal 2004.

Going forward, the Company expects to maintain a sufficient level of liquidity for operational purposes.

Investing Activities

The Company’s expenditures for property and equipment totaled $12.4 million and $13.4 million in the first nine months of fiscal 2004 and fiscal 2003, respectively. Of the total $12.4 million of capital expenditures, approximately $7.0 million related to information technology (“IT”) outlays, including amounts for the new Hughes Unified operating system currently being implemented by the Company. Capital expenditures are expected to be approximately $17.0 million in fiscal 2004, of which approximately $10.0 million relates to IT outlays.

Proceeds from the sale of property and equipment totaled $1.5 million and $3.7 million in the first nine months of fiscal 2004 and fiscal 2003, respectively. The decrease was due to fiscal 2003 sales of certain land and building assets resulting from branch closure and consolidation activities.

During the first nine months of fiscal 2004 and 2003, cash payments for business acquisitions totaled $17.8 and $33.4 million, respectively. Effective August 4, 2003, the Company acquired substantially all of the net assets of Marden Susco, a southern California supplier of underground piping products for use in municipal water, sewer and storm drain systems. The Company paid $17.8 million for the net assets of Marden Susco, including the assumption of $14.0 million of accounts payable and accrued liabilities and $6.7 million of debt, subject to working capital adjustments.

On November 26, 2003, the Company entered into a definitive all cash merger agreement with Century Maintenance Supply, Inc. (“Century”), a leading distributor of MRO products serving the multi-family apartment market throughout the United States. Total consideration in the merger will be approximately $360 million, including the assumption of Century’s debt and liabilities. Completion of the merger agreement is subject to customary conditions, including regulatory approvals, and is anticipated to close during the fourth quarter of fiscal 2004.

Financing Activities

Total debt was $417.0 million and $441.9 million as of October 31, 2003 and January 31, 2003, respectively, reflecting a decrease of $24.9 million or 5.6%. The decrease in total debt was reflected in lower amounts due under the Company’s revolving credit agreement. Net (payments) borrowings on the Company’s revolving credit agreement totaled ($34.3) million and $34.6 million in the first nine months of fiscal 2004 and fiscal 2003, respectively. Scheduled payments on the Company’s senior notes totaled $9.0 million and $6.6 million in the first nine months of fiscal 2004 and 2003, respectively. Other principal payments, including debt of acquired entities, totaled $7.2 million and $54.1 million in the first nine months of fiscal 2004 and fiscal 2003, respectively. Partially offsetting these decreases were borrowings of $18.9 million and $4.7 million made during the first nine months of fiscal 2004 and 2003, respectively, to fund the construction of the Company’s new corporate headquarters facility in Orlando, Florida and a new warehouse in Miami, Florida.

On March 15, 1999, the Company’s board of directors authorized the Company to repurchase up to 2.5 million shares of its outstanding common stock to be used for general corporate purposes. Since March 15, 1999, the

Company has repurchased a total of 1,831,400 shares at an average price of $22.91 per share, of which 258,600 shares at an average price of $23.39 per share and 98,000 shares at an average price of $28.48 per share were repurchased during the first nine months of fiscal 2004 and fiscal 2003, respectively. Shares repurchased totaled $6.0 and $2.8 million in the first nine months of fiscal 2004 and fiscal 2003, respectively.

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

At October 31, 2003, the Company was in compliance with all financial covenants.

Dividend payments totaled $7.1 million and $6.1 million during the first nine months of fiscal 2004 and fiscal 2003, respectively. The higher dividend payments were primarily attributable to an increase in the Company’s dividend rate to $0.10 per share from $0.085 per share effective in the fourth quarter of fiscal 2003. Dividends per share totaled $0.30 and $0.255 per share in the first nine months of fiscal 2004 and fiscal 2003, respectively.

As of October 31, 2003, the Company had approximately $2.0 million of cash and $271.9 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The Company believes it has sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities. The Company expects to continue to finance future expansion on a project-by-project basis through additional borrowings or through the issuance of stock.

The Company intends to finance the acquisition of Century with a combination of funds from its existing revolving credit facility and a committed interim term loan facility provided by Lehman Brothers Inc. and SunTrust Bank. It is anticipated that the interim facility will be refinanced in the first half of 2004, in either the equity or debt capital markets.

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

FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003 and clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company did not have any of these financial instruments, the adoption of FAS 150 did not have any impact on the Company’s consolidated financial statements.

FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements included in the Annual Report. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. The Company’s critical accounting policies relating to the allowance for doubtful accounts, inventories, consideration received from vendors, impairment of long-lived assets, and self-insurance reserves are described in the Annual Report. As of October 31, 2003, there have been no material changes to any of the critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on outstanding variable-rate debt and from changes in the prices of certain of its products that result from commodity price fluctuations.

Interest Rate Risk

At October 31, 2003, the Company had $81.6 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their October 31, 2003 levels, the market risk with respect to the Company’s variable-rate debt would not be material. The Company manages its interest rate risk by maintaining a balance between fixed and variable rate debt and by entering into interest rate swap transactions. As of October 31, 2003, the Company did not have any interest rate swap agreements.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”) and the Executive Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the

Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Act of 1934) during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 26, 2003, the Company furnished a Form 8-K regarding a news release issued with earnings information for its second quarter ended August 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date: December 15, 2003	By:	/s/ THOMAS I. MORGAN
Thomas I. Morgan
President and Chief Executive Officer

Date: December 15, 2003	By:	/s/ DAVID BEARMAN
David Bearman
Executive Vice President and Chief Financial Officer