Form 10-K
period 2004-01-30
HUGHES SUPPLY INC
filed 2004-04-14
CIK 49029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |X| No

      The aggregate market value of the registrant's voting stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter ($35.35 per share as of August 1, 2003):
$784,386,134.

      There were 30,631,377 shares of the registrant's Common Stock ($1.00 par value) outstanding as of April 9, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Designated portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 20, 2004 are incorporated by reference in Part III of this Report.

                                TABLE OF CONTENTS

Item                                                                                   Page

                                     PART I

Item 1.   Business..................................................................     3

Item 2.   Properties................................................................    16

Item 3.   Legal Proceedings.........................................................    16

Item 4.   Submission of Matters to a Vote of Security Holders.......................    16

                                     PART II

Item 5.   Market for  Registrant's Common Equity and Related Stockholder Matters....    17

Item 6.   Selected Financial Data...................................................    18

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................................    19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................    34

Item 8.   Financial Statements and Supplementary Data...............................    35

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................................    66

Item 9A.  Controls and Procedures...................................................    66

                                    PART III

Item 10.  Directors and Executive Officers of Hughes Supply.........................    66

Item 11.  Executive Compensation ...................................................    66

Item 12.  Security Ownership of Certain Beneficial Owners and Management ...........    66

Item 13.  Certain Relationships and Related Transactions ...........................    66

Item 14.  Principal Accountant Fees and Services....................................    66

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........    66

          Signatures................................................................    74
          Index of Exhibits Filed with this Report..................................    75

                                     PART I

ITEM 1. BUSINESS

Forward-Looking Statements

      Some of the statements set forth or incorporated by reference in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions created by those sections. When used in this report and the information incorporated by reference herein, the words "believe," "anticipate," "estimate," "expect," "may," "will," "should," "plan," "intend," "project" or phrases such as "will be well-positioned to," "will benefit," "will gain" and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, our expectations may not prove to be correct. Actual results or events may differ significantly from those indicated in our forward-looking statements as a result of various important factors, as discussed in the section entitled "Risk Factors" in this Item 1. We assume no obligation to publicly update or revise our forward-looking statements, except to the extent required by law. The following should be read in conjunction with our consolidated financial statements and the notes thereto filed as part of this report.

Fiscal Year

      Our fiscal year is a 52- or 53-week period ending on the last Friday in January. Fiscal year 2004 and fiscal year 2002 contained 52 weeks while fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the first quarter.

Our Business

      Founded in 1928, we are one of the nation's largest diversified wholesale distributors of construction, repair and maintenance-related products. We distribute over 350,000 products to more than 100,000 customers through our 486 branches located in 38 states. Our customers include electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States. These geographic regions include 13 of the 15 fastest growing states in the United States.

      We are organized on a product line basis into six reportable segments:
Water & Sewer; Plumbing/Heating, Ventilating and Air Conditioning (HVAC); Maintenance, Repair and Operations (MRO); Utilities; Electrical; and Industrial Pipe, Valves and Fittings (PVF). We include in an "All Other" category our Building Materials, Fire Protection and Mechanical Industrial product lines. Our segments are complementary, enabling us to be a single-source provider and providing us with opportunities to secure a larger share of our customers' business. Our customers use our products for commercial, residential, industrial and public infrastructure construction projects, and related maintenance, repair and operations. We believe that the diversity of the end-markets we serve and our broad offering of replacement, repair and maintenance products help lessen the impact on us of the seasonality and cyclicality that affect the construction industry as a whole.

      We believe that more than 75 years of experience delivering superior customer service, the depth and breadth of our product offerings and our sales force's extensive technical expertise, have enabled us to become and remain a market leader in our businesses. The following table illustrates our estimated domestic market position in each of our product lines (based on net sales), the end-markets served and the principal products sold:

      Product              Market             End Markets
       Lines              Position               Served                            Principal Products
------------------   ------------------  ----------------------   -------------------------------------------------
Water & Sewer           #2 Nationally     Residential,             Piping products, fire hydrants, water meters
                                          Commercial,              storm drains, precast concrete vaults
                                          Public Infrastructure
--------------------------------------------------------------------------------------------------------------------
Plumbing/HVAC           #2 Nationally     Residential,             Plumbing fixtures and related fittings, plumbing
                                          Commercial,              accessories and supplies, HVAC equipment
                                          Industrial                and parts
--------------------------------------------------------------------------------------------------------------------
MRO                     #1 Nationally     Commercial               Plumbing and electrical supplies, appliances and
                        in Apartment                               parts, hardware, HVAC equipment and parts
                         MRO Market
--------------------------------------------------------------------------------------------------------------------
Utilities               #2 Nationally     Public Infrastructure    Electrical transmission and distribution
                                                                   equipment, wire and cable, tools and fasteners,
                                                                   energy products
--------------------------------------------------------------------------------------------------------------------
Electrical                Southeast       Residential,             Wire management products, electrical
                        Region Market     Commercial,              distribution equipment, wire and cable,
                           Leader         Industrial               automation equipment

--------------------------------------------------------------------------------------------------------------------
Industrial PVF            Southwest       Industrial               Pipes, valves, flanges, fittings, plate, sheet,
                        Region Market                              tubing
                           Leader
--------------------------------------------------------------------------------------------------------------------
All Other                    Not          Commercial,              Building materials, fire protection products,
                         Applicable       Residential,             mechanical industrial products
                                          Industrial,
                                          Pubic Infrastructure

Our Industry

      Based on industry data and management estimates, we believe that the U.S. wholesale construction, repair and maintenance distribution market collectively generated approximately $200 billion of revenues in 2003 and is highly fragmented. We are one of the largest diversified wholesale distributors in the United States (based on net sales), and we have less than a 2% overall market share. Spending in the U.S. construction, repair and maintenance industries generally follows trends in the domestic economy, although different factors affect the level of spending in various market segments, which can result in significantly different growth rates across those segments.

      We believe that the following industry trends will benefit our business:

      o Continued Population Growth in Core Markets. According to U.S. Department of Commerce estimates, 13 of the 15 fastest growing states, from which we derive nearly 80% of our consolidated net sales will account for 75% of the net population change in the United States from 1995 to 2025. We believe that this growth will lead to new residential and commercial construction and will require additions and improvements to public infrastructure.

      o Recovery in Commercial and Industrial Activity. Although commercial and industrial spending has declined significantly over the past several years and the industry continues to face near-term pressure, we believe that if the domestic economy continues to expand, this end-market will recover. Because of our largely fixed cost operating structure, we believe that growth in this sector will be a significant profitability driver for us.

      o Increased Market Share Opportunities for National MRO Distributors. We believe that the continuing consolidation of large property management companies and the continuing growth in group purchasing organizations will benefit MRO distributors that can provide single-source purchasing and national same- or next-day delivery capabilities. We believe that we are well-positioned to capitalize on these trends as well as additional opportunities in the property management, lodging and hospitality, healthcare, education and government services markets.

      o Increased Spending on Domestic Public Infrastructure Projects. According to a 2002 report by the Congressional Budget Office, in order to replace and/or maintain aging public water and wastewater infrastructure, federal, state and local governments will need to spend an aggregate of approximately $300 billion over the next decade. We also anticipate significant spending over the next decade to upgrade electric transmission and distribution systems in the United States. We believe that the power grid failure in 2003 affecting much of the eastern United States illustrated the consequences of underinvestment in these systems. The Electric Power Research Institute estimated in a November 2003 report that if the electric transmission and distribution industry invested an additional $25 billion each year, U.S. businesses would generate an additional $100 billion of gross domestic product annually through more efficient facility operations.

      o Industry Consolidation. The highly fragmented nature of our industry is leading to consolidation because larger distributors can more cost-effectively and efficiently meet customers' needs, due in large part to greater information technology capabilities, financial capacity, purchasing power, national coverage and operating leverage compared to smaller competitors. In addition, larger distributors have the resources necessary to meet the demands of professional customers, such as a broad product offering from industry-leading manufacturers, better overall product expertise and value-added services. We believe that with our strong competitive position, size, geographic reach and experienced management team, we are well positioned to continue to benefit from consolidation trends within the wholesale distribution industry.

Our Competitive Strengths

      We believe that the following competitive strengths are the key to our success:

      o Respected Industry Leader in a Highly Fragmented Market. As one of the largest and most well-recognized wholesale distributors of construction, repair and maintenance-related products in the United States, we have advantages over our smaller competitors. We enjoy economies of scale, such as significant purchasing power with our vendors; a broad offering of products and services; the resources to invest in state-of-the-art information technology and other operating systems to offer value-added services to our customers; and the geographic presence to service national accounts.

      o Comprehensive Product Offering and Loyal Customer Base. As part of our emphasis on superior customer service, we offer more than 350,000 products, providing us with a competitive advantage over smaller distributors that focus on a narrower product range. We believe that our broad product offering provides us opportunities to be a single-source supplier to our customers and to participate in multiple phases of construction projects and related repair and maintenance work. We complement our product offering with customer-driven, value-added services, such as integrated supply, kitting, assembly and fabrication services. We believe that our operating history of over 75 years, our broad product and service offering, our highly knowledgeable sales force, our local market focus, our well-known brand name and our reputation for superior customer service have been critical to our ability to shift our customers' purchasing decision away from one based primarily on price to one also built on expertise, trust, loyalty and service.

      o Highly Knowledgeable Sales Force. We have approximately 2,100 sales personnel who work directly with our branches. The members of our sales force are highly knowledgeable technical professionals, many of whom have engineering or other technical backgrounds. As a result, our customers work directly with sales personnel who have relevant expertise in our customers' particular disciplines. We believe that our technical expertise and our collaborative working relationship with our customers as well as our delivery capabilities distinguishes us from many of our competitors, including large retailers of home improvement products, which we believe are not well-equipped to provide the depth of technical expertise and service that professional customers require.

      o Strong Purchasing Power. Because of our size and market position, we have significant purchasing power with our vendors. We use our preferred vendor program, which currently includes approximately 650 vendors, to concentrate a significant portion of our purchasing with a core group that views us as a strategic partner and offers us higher discounts and greater rebates than we have or would have achieved through more diffuse purchasing practices. These discounts and volume rebates enable us to respond effectively to competitive pressures in our local markets.

      o Highly Experienced and Proven Senior Management Team. We believe that our senior management team's experience with rapidly growing and market-leading distribution companies is a competitive advantage as we seek to expand our business. In April 2001, Tom Morgan joined our company as President and Chief Operating Officer, and in May 2003, he became our Chief Executive Officer. Prior to joining us, Mr. Morgan was chief executive officer of U.S. Office Products and spent 22 years at Genuine Parts, an automotive and office products distributor. Since his arrival, Mr. Morgan has recruited a new senior management team, including David Bearman, our Executive Vice President and Chief Financial Officer, who joined us in March 2003. Mr. Bearman's experience includes serving as chief financial officer of Cardinal Health, a pharmaceutical distribution company, from 1989 to 1998, and more than 20 years' prior experience at General Electric Company, where he served as chief financial officer of four different GE subsidiaries.

Our Business Strategy

      We intend to become the leading wholesale distributor of construction, repair and maintenance-related products in the United States. In pursuing that goal, we expect to significantly increase our earnings and return on invested capital, which we believe will lead to increased shareholder value. Our multi-year strategy focuses on (1) structural changes to our core businesses designed to increase revenues while improving our efficiency in managing operating costs, working capital and fixed assets; (2) organic growth and (3) strategic acquisitions.

      The key elements of our strategy are to:

o Focus on Best-in-Class Distribution. Our operating strategy is to buy, operate and sell as one integrated, streamlined organization. Specific actions taken or to be taken include the following:

      o The implementation of an integrated, company-wide, industry-leading distribution platform to ensure that our logistics and customer support functions operate on a common system, which is part of the information technology framework we collectively refer to as Hughes Unified;

      o The establishment of a world class purchasing system that will provide us with additional purchasing leverage resulting in improved margins and will enhance our working capital efficiency by improving fill rates and inventory turnover;

      o The development and implementation of best-in-class financial systems with a particular emphasis on enhanced management of our accounts receivable and accounts payable to gain transactional efficiencies and on data warehousing to ensure that we are capturing relevant and timely information about our customers and vendors;

      o The rationalization of our branches, particularly in our Plumbing/HVAC, Electrical, and Building Materials businesses, to maximize branch profitability while continuing to provide our customers with convenient access to our broad product offering;

      o The strengthening of our position in the supply chain by further integrating our business with that of our vendors through the use of electronic data interfaces and other technology links and with the businesses of our customers by providing value-added services, such as integrated supply, kitting, assembly and fabrication services and

      o The continued execution of best-in-class marketing programs, targeting both customers and vendors, which are designed to build on the Hughes brand name, to increase incremental revenues, improve customer retention and enhance business relationships across the supply chain.

o Capitalize on Organic Growth Opportunities. We believe that there is significant potential for organic growth in each of our business segments, with particular opportunities in our MRO, Water & Sewer and Utilities businesses. We intend to capture additional MRO business by continuing to expand our geographic footprint, further developing our MRO-specific, web-based catalog business and targeting national accounts serving the property management, lodging and hospitality, healthcare, education and government services markets. In our Water & Sewer business, in addition to capitalizing on population growth trends and the resulting infrastructure needs, federal and state mandates requiring drainage and storm water management compliance present significant opportunities for us. In our Utilities business, we also believe there are opportunities for us to develop enhanced relationships with municipal, cooperative and investor-owned electric utility companies that, in order to gain efficiencies and reduce inventories, are relying more on wholesale distributors for procurement services.

o Pursue Strategic Acquisitions. In addition to our organic growth, we continue to pursue selective acquisitions of companies that complement our current portfolio of businesses. In evaluating acquisition candidates, we seek companies that are market leaders; possess good operations management; serve high growth end-markets; generate high returns on invested capital; expand our geographic footprint; provide the opportunity to realize operating and administrative cost savings and reduce our exposure to the seasonality and cyclicality of new construction markets. Our acquisitions of Century Maintenance Supply, Inc. (MRO), and Marden Susco, LLC (Water & Sewer) in fiscal year 2004 and our acquisition of Utiliserve Holdings, Inc. and its subsidiaries (Utilities) in fiscal year 2003 demonstrate our ability to identify and consummate acquisitions of companies that meet our selective criteria. We also evaluate our current product lines against these criteria and will make changes to our portfolio, as we deem appropriate.

Our Businesses

      We distribute products and offer services in the following major product categories, which correspond to our reportable operating segments. A summary of net sales, operating income, assets and accounts payable for our operating segments is presented in Note 16 to the consolidated financial statements in
Item 8, which is incorporated herein by reference.

Water & Sewer

      We provide a complete line of water, sewer and storm-drain products to serve the needs of both contractors and municipalities in all aspects of the water and wastewater industries. Our waterline products transmit potable and non-potable water from the source to treatment plants, storage towers and pumping stations and ultimately to homes and businesses. Also included in this product category is our concrete business, which complements our Water & Sewer business by manufacturing prefabricated concrete vaults used for sewer and storm drain applications. Because all commercial and residential structures require water and sewer systems, we consider our Water & Sewer business to be a leading indicator of future construction activity. Our Water & Sewer business operates primarily in the southeastern and southwestern United States through 109 branches located in 22 states.

      Products and Services. The products in our Water & Sewer segment include waterworks products such as piping, fire hydrants, storm drains, backflow prevention devices, water meters, irrigation products, concrete sewer products and concrete electrical and telephone vaults. In addition, we offer specialized industry services including leak detection, water system audits, hot tapping, manhole rehabilitation, line stopping, control valve testing and repair and engineered plant products and services.

      Customers. The Water & Sewer product line primarily serves the residential, commercial and public infrastructure markets with customers including underground utility contractors, utility companies, telecommunications companies, site developers, municipalities and government agencies such as the U.S. Department of Transportation.

      Competition. We believe that we are the second largest distributor of water and sewer products in the United States. Our primary competitors in the water and sewer market include National Waterworks, Inc. and Ferguson Enterprises, Inc. (a subsidiary of Wolseley plc) on a national level and other regional and local distributors.

Plumbing/HVAC

      We are one of the nation's largest distributors of plumbing supplies, offering complete inventories for one-stop service. Our plumbing products are sold primarily to contractors and homebuilders for bathroom and kitchen installation. Also included in this segment is our HVAC business, which distributes air conditioning and heating equipment. Our HVAC products are sold to contractors for the installation and repair of central air conditioners, furnaces and refrigeration systems. Our plumbing/HVAC business operates primarily in the southeastern and southwestern United States through 149 branches located in 17 states.

      Products and Services. The products in the Plumbing/HVAC product line include residential and commercial water heaters, furnaces, heat pumps, pipes and fittings, air conditioning units, plumbing fixtures, faucets and accessories, pumps and sprinkler heads, mechanical valves and repair parts. In addition, our dedicated technical personnel provide complete plastics fabrication, pipe cutting and threading, project management, procurement and field services.

      Customers. The Plumbing/HVAC product line serves the residential, commercial and industrial markets with customers including plumbing, mechanical, HVAC and remodeling contractors; homebuilders; commercial and industrial purchasing agents; and municipalities.

      Competition. We believe that we are the second largest distributor of plumbing products in the United States. Our primary national competitors in the Plumbing/HVAC market include Ferguson Enterprises, Noland Company, Hajoca Corporation, Winholesale, Inc. and Watsco Inc.

MRO

      Following our acquisition of Century Maintenance Supply, Inc. ("Century") on December 19, 2003, we are the nation's largest MRO products supplier in the apartment MRO industry. Currently, there are approximately 20 million apartment units in the United States that continually require routine maintenance and repair in order to retain existing tenants and attract new ones. Historically, the apartment MRO market has been less cyclical than new construction markets as maintenance work is required regardless of economic and/or weather conditions. With our full range of MRO supplies that are available to be shipped for same or next-day delivery, we are able to provide our customers with the items they need quickly and efficiently. Our MRO business operates throughout the United States currently through 66 branches located in 28 states.

      Products and Services. The products in our MRO product line include the items needed to maintain an apartment unit or complex in good working condition, such as plumbing and electrical supplies, appliances and parts, hardware, door and window parts, HVAC equipment and parts, pool supplies, lawn and garden and janitorial supplies. Our services include custom cutting and building of products such as mini-blinds, drawers and screens; lock re-keying for bulk lock orders and customer-specific activities, such as seminars and customized ordering.

      Customers. The MRO product line primarily serves the multi-family housing market with customers that include local, regional and national property management companies that either own or manage apartment complexes.

      Competition. We believe our primary competitors in the apartment MRO market include Home Depot Supply, Wilmar Industries, Inc. (a subsidiary of Interline Brands, Inc.) on a national level, and other local wholesale and retail hardware and home improvement stores.

Utilities

      We are one of the nation's largest distributors of transmission and distribution products to electric utility companies. We believe that there are opportunities for us to develop enhanced relationships with municipal, cooperative and investor-owned electric utility companies, which we believe the wholesale distribution industry historically has underserved. As utility companies seek ways to gain efficiencies in costs and working capital, they are increasingly turning to wholesale distributors for purchasing and inventory management services. In addition to broad and deep inventories, we offer supply chain management services that lower costs and improve service levels. Our Utilities business operates primarily in the southeastern, southwestern and midwestern United States through 36 branches, serving utility customers in approximately 25 states.

      Products and Services. The products in our Utilities product line include electrical distribution equipment, wire and cable, energy products, electrical meters and pole line hardware. In addition, we offer value-added services that include warehouse integration and outsourcing, substation and transmission and distribution packaging, meter testing and repair, field-testing, tool repair and storm and emergency response.

      Customers. The Utilities product line primarily serves the public infrastructure markets with customers including various municipal, cooperative and investor-owned electric utilities.

      Competition. We believe that we are the second largest distributor of electric utilities products in the United States. Our primary competitors in the electric utilities market are Wesco International, Inc. on a national level and various regional independent distributors.

Electrical

      We were founded over 75 years ago as a distributor of electrical supplies. Our Electrical segment provides electrical construction and maintenance products and related services to the commercial, industrial and residential markets. While we have expanded into other product lines and markets, the Electrical segment remains an important part of our business and an essential complement to our other product lines. Our Electrical business operates primarily in the southeastern and southwestern United States through 39 branches located in 5 states.

      Products and Services. The products and services in our Electrical product line include wire management products, electrical distribution equipment, wire and cable, automation equipment, tools and fasteners, light bulbs, light fixtures, motor controls, energy products, wiring devices, data/communications products and storeroom/job trailer management.

      Customers. The Electrical product line serves the commercial, residential and industrial markets with customers including electrical contractors, industrial companies, original equipment manufacturers ("OEMs") and commercial businesses.

      Competition. We believe that we are a market-leading distributor of electrical products in the southeastern United States. Our primary national competitors in the electrical market include Graybar Electric Company, Inc., Consolidated Electrical Distributors, Inc., Rexel, Inc., Wesco International, Inc., GE Supply (a division of General Electric Company), Sonepar USA and numerous smaller electrical distributors.

Industrial PVF

      We believe we offer one of the nation's largest inventories of high quality, specialty stainless and high nickel alloy industrial PVF products for industrial, mechanical and specialty uses. Our extensive depth and breadth of products and key relationships with the world's leading manufacturers enable us to deliver solutions to a wide range of industrial and commercial customers. Our Industrial PVF business operates primarily in the southwestern United States through 35 branches located in 15 states.

      Products and Services. The products in our Industrial PVF product line include valves, flanges, fittings, pipe, plate, sheet and tubing, all offered in commodity and specialty materials and in various pressure ratings. Services include valve automation and repair, piping fabrication and pipe cutting and grooving.

      Customers. The Industrial PVF product line primarily serves the industrial markets with customers that include power, petrochemical, food and beverage, pulp and paper, mining, marine and pharmaceutical companies; industrial and mechanical contractors; fabricators; wholesale distributors; exporters and OEMs.

      Competition. We believe we are a market-leading distributor of industrial PVF products in the southwestern United States. Our primary national competitors in the Industrial PVF market include Wilson Pipe & Supply Inc., McJunkin Corporation, Ferguson Enterprises and Red Man Pipe and Supply Company.

All Other (Includes Building Materials, Fire Protection and Mechanical
Industrial)

      Our "All Other" product category includes our Building Materials, Fire Protection and Mechanical Industrial businesses.

      Building Materials. As one of the nation's largest distributors of construction supplies, we are able to provide our customers with field-tested and proven brand names in a wide range of building materials. Our Building Materials business operates in the southeastern United States through 28 branches located in 5 states.

      Products. Products in our Building Materials product line include concrete and masonry supplies and accessories, lumber, bridge rail, overhang brackets, erosion control products, bearing pads, tilt-up bracing rental, lifting and bracing inserts, sealants, waterproofing and fireproofing materials, commercial washroom specialties, tools and accessories.

      Customers. The Building Materials product line primarily serves the commercial, industrial and public infrastructure markets, with customers such as general contractors and subcontractors, including concrete, masonry and road and bridge contractors.

      Competition. Our primary competitors in the building materials market include National Construction Supply, White Cap Construction Supply, Ram Tool and Supply and numerous smaller distributors.

      Fire Protection. We are one of the nation's largest distributors of fire protection products offering complete fire protection pre-fabrication capabilities, which allows us to construct, deliver and install entire fire protection systems for our customers. Our Fire Protection branches and fabrication facilities are located strategically within our large network of Water & Sewer branches, giving our customers access to materials for both aboveground and underground applications. Our Fire Protection business operates throughout the United States through 15 branches located in 10 states.

      Products and Services. Products and services in our Fire Protection product line include sprinkler heads and devices, steel pipe and fittings, backflow prevention devices, valves, hydrants, air compressors and fabrication.

      Customers. The Fire Protection product line serves fire protection contractors, subcontractors and builders in the commercial, residential and industrial markets.

      Competition. Our primary national competitors in the fire protection market include Pacific Fire Safety (a division of Ferguson Enterprises), Viking Fire Group and Reliable Automatic Sprinkler Company, Inc.

      Mechanical Industrial. Our Mechanical Industrial business offers a complete inventory of valves, actuators and accessories, and a variety of consulting services. Our Mechanical Industrial business operates in the southeastern United States through 9 branches located in 3 states.

      Products and Services. Products and services in our Mechanical Industrial product line include carbon, stainless and thermoplastic pipe, valves, fittings and accessories; steam traps; actuators; valve positioners; gauges; sanitary piping systems; valve automation and repair; high density polyethylene (hdpe) pipe fabrication and field installation and pipe cutting and grooving.

      Customers. The Mechanical Industrial product line serves the commercial and industrial markets, with customers including fabricators, OEMs, industrial subcontractors, mechanical contractors, exporters, purchasing agents, maintenance departments, engineering departments and planners.

      Competition. Our primary competitors in the mechanical industrial market include Ferguson Enterprises, McJunkin Corporation, Winholesale, Inc. and Home Depot Supply.

Our Customers

      We currently serve over 100,000 active customers who are typically professionals who choose their vendors primarily on the basis of product availability, relationships with and expertise of sales personnel, price and the quality and scope of services offered. Additionally, professional customers generally buy in large volumes, are repeat buyers because of their involvement in longer-term projects and require specialized services. We do not market our products to retail consumers. We differentiate ourselves with the depth and breadth of products offered and services provided, including fabrication, integrated supply, kitting, design assistance, material specifications, scheduled job site delivery, follow-up job site visits to ensure satisfaction and technical product services (including blueprint take-off and computerized order quotes).

Vendors

      To be the best customer service company in each of the industries we serve, we must offer the depth and breadth of products our customers need, often on a special order basis. To accomplish this, we purchase from over 10,000 vendors; however, approximately 1,000 vendors provided products comprising over 90% of our consolidated net sales for the fiscal years 2004, 2003 and 2002. No single vendor accounted for more than 5% of our total purchases during the fiscal years 2004, 2003 and 2002. We have a centralized vendor development department, which is dedicated to fostering key vendor relationships, consolidating purchasing volume and refining agreements with our vendors. Key initiatives in this area include:

      o Vendor and Purchasing Consolidation. Our vendor and purchasing consolidation efforts have resulted in significantly higher rebate income over the past several years. In addition to providing higher rebate income, our vendor consolidation efforts for products such as steel pipe (62 vendors to 7 vendors), light bulb products (3 vendors to 1 vendor) and pvc pressure fittings (5 vendors to 1 vendor) have increased efficiency by simplifying administrative processes and improving service levels from our vendors, without sacrificing service to our customers.

      o Preferred Vendor Program. Our preferred vendor program, which includes approximately 650 vendors, has resulted in stronger, more strategic relationships with a more concentrated group of vendors. It leverages our existing vendor relationships by helping to increase sales of our vendors' products through various initiatives, including sales promotions and cooperative marketing efforts.

      o Electronic Data Interchange (EDI). We have converted the number of vendors with which we electronically exchange a full set of transactions such as purchase orders, acknowledgements and invoices from 11 in fiscal 2003 to more than 700 in fiscal 2004. This conversion has resulted in reduced manual efforts and increased data reliability and accuracy. These initiatives require minimal investment and provide significant opportunities for improved customer service and supply chain efficiencies.

      We expect that the continued development of these vendor initiatives, together with the implementation of our integrated distribution platform and a state-of-the-art purchasing system, will significantly improve profitability, supply chain efficiencies and customer service, while helping us achieve our goal of efficiently buying, operating and selling as one streamlined company.

Distribution and Logistics

      Our distribution network consists of 486 branches and six central distribution centers in the United States. The efficient operation of our distribution network is critical in providing quality service to our customer base. Our central distribution centers and branches use warehouse management technology to optimize receiving, inventory control and picking, packing and shipping functions. Our purchasing agents in our branches use a computerized inventory system to monitor stock levels, while central distribution centers in Arizona, Florida, Georgia, North Carolina and Ohio provide purchasing assistance as well as a broad stock of inventory that supplements the inventory of the branches. In addition, we use several of our larger branches in other parts of the United States as distribution points for certain product lines.

      The majority of customer orders are shipped from inventory at our branches. In order to maintain complete control of the delivery process, we use our own fleet of over 4,000 vehicles to deliver products to our customers. We also accommodate special orders from our customers and facilitate the shipment of certain large volume orders directly from the manufacturer to the customer. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years.

      We are continuously looking for ways to leverage our people, facilities and fleet. In November 2003, we opened a pilot branch in Miami, Florida in which six product lines now operate in one common facility. Although the product lines share a common facility, their operations are not fully integrated at this time. The continued implementation of our common distribution system will allow us to more fully integrate the purchasing, warehousing, inventory management, administration and fleet operations of our product lines and evaluate future implementations of this branch configuration model.

Sales

      We employ a specialized and experienced sales force for each of our product lines, including over 1,000 outside sales representatives that work with contractors, subcontractors, professional buyers, property management companies and municipalities. Our sales representatives provide product specifications and usage data, design solutions and develop job quotes in an effort to help customers fulfill their needs. Additionally, over 800 inside sales account representatives and approximately 300 counter associates expedite orders, deliveries, quotations, requests for pricing and the release of products for delivery.

Marketing

      Our marketing department's focus is to help drive incremental sales, increase customer retention and enhance business relationships across the supply chain. Our marketing programs build Hughes brand awareness and bring value to the supply chain by helping our vendors market and sell their products to a broad customer base. We are continuing to execute our best-in-class marketing programs, and we believe the following marketing materials and programs are unparalleled in our industry and differentiate us from our competitors:

      o The creation of best-in-class promotional product brochures that provide our sales force with the tools they need to increase sales, while providing our vendors with an opportunity to participate in our comprehensive targeted sales program;

      o The production of comprehensive product line catalogs with color photos that showcase vendors' products and facilitate routine ordering for customers;

      o Unrivaled customer awards programs that drive incremental sales and build customer loyalty and

      o The hosting of themed marketing events throughout our major markets attended by thousands of our customers, which provides us with the opportunity to show customer appreciation while allowing our vendors to showcase their quality products.

      Additionally, our marketing department has developed government and healthcare initiatives to increase our business in the construction and MRO markets. The government initiative is designed to effectively solicit and secure local, state and national bids in the government area. On May 1, 2003, we were awarded a General Services Administration contract that will streamline the federal bid process. Furthermore, the government initiative has been awarded a national contract for tools and materials handling with U.S. Communities, the largest local government purchasing alliance in the United States. The healthcare sales initiative is aimed at identifying, developing and pursuing current hospital, assisted living and other related healthcare new construction and MRO opportunities along with cultivating key relationships within the healthcare community and its key contractors and subcontractors.

Information Technology

      Our information technology ("IT") systems are capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. In addition, our customers and sales representatives rely on these systems for real-time information on product pricing, inventory availability and order status. The systems also provide management with information relating to sales, inventory levels and customer payments and with other data that is essential for us to operate efficiently and provide a high level of service to our customers.

      We believe that our continued investment in upgrading, consolidating and integrating our IT systems is necessary to provide a state-of-the art platform to continue our strategic growth, efficiency and customer service programs. Our IT initiatives will help us increase operational efficiencies, particularly in the area of working capital management; improve information flow, which will aid in decision-making; provide a means for decreasing transaction costs and provide us with the infrastructure necessary to realize further administrative cost savings associated with past and future business acquisitions.

      We continue to implement the Hughes Unified framework, which includes an e-commerce enabled, customer fulfillment, inventory management, logistics and distribution management system. It is designed specifically for construction and contractor-oriented distributors. We began implementing this software in December 2001, and expect implementation to be completed within the next 18 to 20 months. We believe that this timeframe will enable us to reduce risk, minimize customer disruption and spread implementation costs. Within the Hughes Unified framework, we will consider integration of select best-in-class applications, such as financial, purchasing and data warehousing functions. Our IT initiatives will help us achieve our goal of buying, operating and selling as one efficient, streamlined company.

Seasonality

      Our operating results are impacted by seasonality. Generally, sales of our products are higher in the second and third quarters of each fiscal year due to more favorable weather and daylight conditions during these periods. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects.

Competition

      We believe that we are one of the largest wholesale distributors of our range of products in the United States and that no other company competes against us across all of our product lines. However, there is significant competition in each of our individual product lines. Our competition includes other wholesalers, manufacturers that sell products directly to their respective customer base and some of our customers that resell our products. We also compete, to a limited extent, with retailers in the markets for plumbing, electrical fixtures and supplies, building materials, MRO supplies and contractors' tools. Competition varies depending on product line, customer classification and geographic market. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise as to application and usage; advisory or other service capabilities; pricing of products and availability of credit.

Inventories

      We are a wholesale distributor of construction, repair and maintenance-related products and therefore maintain extensive inventories to meet the rapid delivery requirements of our customers. Our inventories are based on the needs, delivery schedules and lead times of our customers. We focus on distributing products that leverage our strengths in inventory management, purchasing, specialized sales force, distribution and logistics, credit management and information technology. As of January 30, 2004, our inventories totaled approximately $467.0 million and represented approximately 24.8% of our total assets.

Employees

      As of January 30, 2004, we had approximately 8,400 employees. The acquisitions of Century and Marden Susco, LLC ("Marden Susco") added approximately 1,000 and 100 employees, respectively, to our headcount in fiscal year 2004. We currently have 24 employees that are represented by two labor unions. We consider our relationships with our employees to be good.

Environmental Laws

      Compliance with federal, state and local environmental protection laws has not, in the past, had a material effect upon our consolidated results of operations and financial condition. We do not anticipate any material effect in the future.

Risk Factors

      Our business is subject to significant risks. You should carefully consider the risks and uncertainties described below and in the other information included or incorporated by reference in this report, including our consolidated financial statements and the notes thereto filed as part of this report. If any of the events described below actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

We operate in a highly competitive marketplace, which may result in decreased demand or prices for our products.

      The wholesale construction, repair and maintenance distribution industry is highly competitive and fragmented. The principal competitive factors in our business include, but are not limited to:

      o     availability of materials and supplies;

      o technical product knowledge and expertise as to application and usage;

      o     advisory or other service capabilities;

      o     pricing of products and

      o     availability of credit.

      Our competition includes other wholesalers and manufacturers that sell products directly to their respective customer base and some of our customers that resell our products. We also compete, to a limited extent, with retailers in the markets for plumbing, electrical fixtures and supplies, building materials, MRO supplies and contractors' tools. Competition varies depending on product line, customer classification and geographic market. We may not be successful in responding effectively to competitive pressures, particularly from competitors with substantially greater financial and other resources than us. Furthermore, because of the fragmented nature of the markets in which we operate, we are also susceptible to being underbid by local competition.

Delays in the implementation of our new unified operating system, or interruptions in the proper functioning of our information systems, could disrupt our operations and cause unanticipated increases in our costs.

      We continue to implement our Hughes Unified operating system and expect implementation to be completed over the next few years. We believe that this time frame will enable us to reduce implementation-related risk, minimize customer disruption, reduce system outages and disruptions and spread implementation costs. Delays in the successful implementation of the new operating system or its failure to meet our expectations could result in adverse consequences, including disruption of operations or unanticipated increases in costs. In addition, the proper functioning of our information systems is critical to the successful operation of our business. Although we protect our information systems through physical and software safeguards and we have back-up remote processing capabilities, these information systems are still vulnerable to natural disasters, power losses, telecommunications failures, physical or software break-ins and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily affect our ability to process orders, identify business opportunities, maintain proper levels of inventories, bill accounts receivable and pay expenses.

We rely heavily on our key personnel and the loss of one or more of these individuals could harm our ability to carry out our business strategy.

      We believe that our ability to implement our business strategy and our continued success will largely depend upon the efforts, skills, abilities and judgment of our executive management team. Our success also depends to a significant degree upon our ability to recruit and retain our highly knowledgeable sales personnel and our marketing, operations and other senior managers. We may not be successful in attracting and retaining these employees or in managing our growth successfully, which may in turn have an adverse effect on our results of operations and financial condition.

We may not be able to efficiently or effectively integrate newly-acquired businesses into our business or achieve expected profitability from our acquisitions.

      Integrating newly-acquired businesses involves a number of risks, including:

      o     unforeseen difficulties in integrating operations and systems;

      o problems assimilating and retaining our employees or the employees of the acquired company;

      o challenges in retaining our customers or those of the acquired company following the acquisition;

      o potential adverse short-term effects on operating results through increased costs or otherwise and

      o the possibility that management may be distracted from regular business concerns by integration activities and related problem solving.

      If we are unable to effectively integrate strategic acquisitions, our business, results of operations and financial condition could be adversely affected.

We have substantial fixed costs and, as a result, our operating income is sensitive to changes in our net sales.

      A significant portion of our expenses are fixed costs, which do not fluctuate proportionately with net sales. Consequently, a percentage decline in our net sales has a greater percentage effect on our operating income. Any decline in our net sales could cause our profitability to be adversely affected.

Because our business is working capital intensive, we rely on our ability to manage our product purchasing and customer credit policies.

      Our operations are working capital intensive, and our inventories, accounts receivable and accounts payable are key components of our working capital. We manage our inventories and accounts payable through our product purchasing policies and our accounts receivable through our customer credit policies. Approximately 95% of our net sales are credit sales, and although we take measures to secure lien and bond rights, our customers' ability to pay may depend on the economic strength of the construction industry and regional economies. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

We depend on our vendors for materials and supplies. Unexpected product shortages or an increase in their prices could interrupt our operations and adversely affect our results of operations and financial condition.

      In total, we purchase materials and supplies from over 10,000 manufacturers and other vendors, not one of which accounted for more than 5% of our total material and supply purchases during fiscal year 2004. Despite this widely diversified base of manufacturers and vendors, we may still experience shortages as a result of unexpected industry demand or production difficulties. If this were to occur and we were unable to obtain a sufficient allocation of products from other manufacturers and vendors, there could be a short-term adverse effect on our results of operations and long-term adverse effect on our customer relationships and reputation. In addition, we have strategic relationships with key vendors. In the event we are unable to maintain those relationships, we may lose some of the competitive pricing advantages that those relationships offer us, which could, in turn, adversely affect our results of operations and financial condition.

We may not be successful in identifying and consummating future acquisitions, which is an important element of our business strategy.

      We intend to continue to grow, in part, through strategic acquisitions. We compete with a number of other companies in pursuing future acquisitions, and some of those competitors may be more successful than we are in completing strategic acquisitions. Moreover, acquisitions we propose to make may be subject to antitrust reviews and may face other regulatory challenges. In addition, we may require additional debt or equity financing to fund future acquisitions, and that financing may not be available or on terms we consider reasonable. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

      We provide workers' compensation, automobile and product/general liability coverage through a program that is partially self-insured. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. Our results of operations and financial condition may be adversely affected if the number and severity of insurance claims increase.

Risks Related to Our Industry

Our operating results depend on the strength of the general economy, which is beyond our control.

      Demand for our products and services depend to a significant degree on construction, repair and maintenance spending in the commercial, residential, industrial and public infrastructure markets. The level of activity in these end-markets depends on a variety of factors that we cannot control, including:

      o In the commercial market, vacancy rates, interest rates, the availability of financing and regional and general economic conditions;

      o In the residential market, new housing starts and residential renovation projects, which are influenced by interest rates, availability of financing, housing affordability, unemployment, demographic trends, gross domestic product growth and consumer confidence;

      o In the industrial market, capital spending, the industrial economic outlook, corporate profitability, interest rates and capacity utilization and

      o In the public infrastructure market, interest rates, availability of public funds and general economic conditions.

      Weather conditions can also affect the timing of construction and the demand for our products and services. Although we have diversified our business to reduce our exposure to the seasonality and cyclicality of the construction markets through our focus on expanding our MRO and other replacement-related businesses, we continue to be sensitive to changes in the economy, which may adversely affect our results of operations and financial condition. We are especially susceptible to economic fluctuations in Florida, Texas, North Carolina, Georgia and Arizona, which collectively accounted for approximately 65% of our consolidated net sales in fiscal year 2004.

Fluctuating commodity prices may adversely impact our operating results.

      The cost of steel, aluminum, copper, nickel alloys, polyvinyl chloride
(pvc) and other commodities used in products distributed by us can be volatile. Although we attempt to pass increased costs to our customers, we are not always able to do so quickly or at all. Significant fluctuations in the cost of such commodities have adversely affected and in the future may adversely affect our results of operations and financial condition.

The movement of manufacturing facilities overseas may adversely affect our operating results.

      The U.S. manufacturing industry has experienced, and is expected to continue to experience, a shift in production to overseas facilities. This shift has resulted in the closings of existing facilities in the United States, which has reduced, and may continue to reduce, the amount of our business in our Industrial PVF segment. If additional U.S. operations of our customers are moved overseas or if new plant construction in the United States continues to decline, our results of operations and financial condition may be adversely affected.

Risks Related to Our Common Stock

Our quarterly results may have an adverse effect on the market price of our common stock.

      Our future operating results may vary from quarter to quarter depending on factors such as seasonality and general economic conditions. If our financial results for a quarter fall below investors' expectations, the market price of our common stock may decline, perhaps significantly.

Dividend payments are restricted and within the discretion of our board of directors.

      The payment of future dividends, if any, will be at the discretion of our board of directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. We are also party to debt instruments and agreements that contain provisions limiting the amount of dividends that we may pay. In the future, we may become a party to debt instruments or agreements that further restrict our ability to pay dividends. Moreover, our board of directors may in the future decide not to pay, or to reduce the amount of, dividends even when the aforementioned factors are positive.

Our stock price may fluctuate substantially.

      Our common stock is traded on the New York Stock Exchange under the symbol "HUG." The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, availability of capital, changes in general conditions in the economy, the financial markets, the wholesale construction, repair and maintenance industry or other developments affecting us, our customers or our competitors, some of which may be unrelated to our performance. Those fluctuations and demand for our products may adversely affect the price of our stock. In addition, if our results of operations fail to meet the expectations of investors, our stock price could decline.

      Furthermore, the stock market in general has experienced volatility that has often been unrelated to the operating performance of companies in our industry. These fluctuations and general economic, political and market conditions may adversely affect the market price of our common stock, regardless of our operating results. The volatility also could impair our ability in the future to offer common stock as a source of additional capital or as consideration in the acquisition of other businesses.

Certain anti-takeover provisions may make our stock less attractive to investors.

      Certain provisions of our restated articles of incorporation, as amended, Florida law and our shareholders' rights plan may make it more difficult for a third party to acquire a controlling interest in us, even if a change in control would benefit shareholders. These provisions may delay or prevent transactions in which shareholders would receive a substantial premium for their shares over then-prevailing market prices. These provisions may also limit shareholders' ability to approve transactions they may otherwise believe are in their best interests. In particular, these provisions include a provision dividing the board of directors into three classes of directors elected for staggered three-year terms; a provision authorizing the issuance of preferred stock without shareholder approval and a provision requiring that certain business combinations receive approval by two-thirds of our shares of voting stock.

Available Information

      We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available on our website, www.hughessupply.com, under "Investor Relations", free of charge, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. During the period covered by this report, we posted our periodic reports on Form 10-K, Form 10-Q, and our current reports on Form 8-K and any amendments to those documents to our website as soon as reasonably practicable after those reports were filed or furnished electronically with the SEC.

ITEM 2. PROPERTIES

      Our corporate headquarters, a leased facility consisting of approximately 195,000 square feet, is located in Orlando, Florida. In addition, we own or lease approximately 600 properties serving 486 branches in 38 states. The typical sales branch consists of a combined office and warehouse facility with an average size of 19,000 square feet. We also operate six central distribution centers, with an average size of 125,000 square feet. We believe that our properties are in good condition and are suitable and adequate to carry out our business. None of the owned principal properties is subject to any encumbrance that is material to our consolidated operations.

ITEM 3. LEGAL PROCEEDINGS

      We are involved in various legal proceedings arising in the normal course of our business. In the opinion of our management, none of the proceedings are material in relation to our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter ended January 30, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange under the symbol "HUG". As of March 26, 2004, there were approximately 799 shareholders of record of our common stock. The following table presents the high and low sale prices for shares of our common stock for each quarterly period along with cash dividends per share in fiscal years 2004 and 2003:

                           First     Second       Third     Fourth
                          Quarter    Quarter     Quarter    Quarter    Full Year
--------------------------------------------------------------------------------
Fiscal 2004

Market price per share:
    High                  $ 28.90    $ 39.11     $ 40.15    $ 51.75     $ 51.75
    Low                     19.77      28.69       32.19      38.59       19.77
-------------------------------------------------------------------------------
Dividends per share       $ 0.100    $ 0.100     $ 0.100    $ 0.100     $ 0.400
===============================================================================
Fiscal 2003

Market price per share:
    High                  $ 42.98    $ 44.98     $ 35.30    $ 34.55     $ 44.98
    Low                     29.20      33.24       25.84      24.74       24.74
-------------------------------------------------------------------------------
Dividends per share       $ 0.085    $ 0.085     $ 0.085    $ 0.100     $ 0.355
===============================================================================

      Payment of future dividends, if any, will be at the discretion of our board of directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. There can be no assurance that dividends will be declared or paid any time in the future.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as our financial statements, notes to those statements and other financial information appearing elsewhere in this report.

(in millions, except per share data and ratios)                                       Fiscal Years (1)
-------------------------------------------------------------------------------------------------------------------------------
                                                            2004 (2),(3)    2003 (3)        2002          2001          2000
-------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME:
Net sales                                                    $ 3,253.4     $ 3,066.3     $ 3,037.7     $ 3,310.2     $ 2,994.9
Cost of sales                                                  2,519.7       2,356.6       2,340.6       2,565.1       2,321.0
Gross margin ratio to net sales                                   22.6%         23.1%         22.9%         22.5%         22.5%
------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                 $   589.8     $   568.0     $   564.0     $   590.6     $   510.7
   Percentage of net sales                                        18.1%         18.5%         18.6%         17.8%         17.1%
Depreciation and amortization (4)                                 21.2          20.5          31.1          32.6          29.8
Operating income                                                 122.7         121.2         101.3         106.3         133.4
Operating margin                                                   3.8%          4.0%          3.3%          3.2%          4.5%
------------------------------------------------------------------------------------------------------------------------------
Interest and other income                                    $     6.4     $     7.3     $     9.3     $    17.7 (5) $     8.0
Interest expense                                                  34.6          30.3          35.9          43.3          31.8
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   $    94.5     $    98.2     $    74.7     $    80.7     $   109.6
   Percentage of net sales                                         2.9%          3.2%          2.5%          2.4%          3.7%
Income taxes                                                      36.8          40.1          30.6          34.2          43.7
Net income                                                        57.7          58.1          44.1          46.5          65.9
   Percentage of net sales                                         1.8%          1.9%          1.5%          1.4%          2.2%
------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic                                                     $    2.52     $    2.50     $    1.90     $    2.00     $    2.82
   Diluted                                                        2.46          2.45          1.88          1.97          2.80
------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
   Basic                                                          22.9          23.2          23.2          23.2          23.4
   Diluted                                                        23.5          23.7          23.4          23.6          23.5
------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS:
Working capital (current assets less current liabilities)    $   603.6     $   558.8     $   588.3     $   679.1     $   653.0
Property and equipment, net                                      161.8         157.8         145.7         152.1         144.8
Goodwill                                                         609.8         320.1         263.8         249.8         243.4
Total assets                                                   1,881.3       1,434.9       1,293.2       1,406.7       1,367.9
Total debt                                                       413.3         441.9         422.9         531.5         535.8
Shareholders' equity                                           1,012.0         644.8         594.5         570.0         522.4
------------------------------------------------------------------------------------------------------------------------------
Current ratio                                                 2.4 to 1      2.5 to 1      3.1 to 1      3.2 to 1      3.2 to 1
Total debt-to-capital                                               29%           41%           42%           48%           51%
------------------------------------------------------------------------------------------------------------------------------
OTHER:
Cash dividends per share                                     $   0.400     $   0.355     $   0.340     $   0.340     $   0.340
Return on average shareholders' equity                             7.0%          9.4%          7.6%          8.5%         13.1%
------------------------------------------------------------------------------------------------------------------------------

(1) Our fiscal year is a 52 or 53-week period ending on the last Friday in January. All fiscal years presented contained 52 weeks, while fiscal year 2003 contained 53 weeks.

(2) Results for fiscal year 2004 include the results of Century Maintenance Supply, Inc. and Marden Susco, LLC from the acquisition dates of December 19, 2003 and August 4, 2003, respectively.

(3) Results for fiscal years 2004 and 2003 include the results of Utiliserve Holdings, Inc. from the acquisition date of August 9, 2002.

(4) Effective Janury 26, 2002, we adopted Statement of Financial Accounting Standard ("FAS") 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill is no longer amortized.

(5)   Includes $11.0 million gain on sale of pool and spa business in January
      2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion and analysis of certain significant factors that have affected our financial condition as of January 30, 2004, and the results of operations for fiscal years 2004, 2003 and 2002. This information should be read in conjunction with our consolidated financial statements and notes thereto contained herein.

Business

      Founded in 1928, we are one of the nation's largest diversified wholesale distributors of construction, repair and maintenance-related products. We distribute over 350,000 products to more than 100,000 customers through our 486 branches located in 38 states. Our customers include electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

Fiscal Year

      Our fiscal year is a 52- or 53-week period ending on the last Friday in January. Fiscal year 2004 and fiscal year 2002 contained 52 weeks while fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the first quarter.

Segment Information

      During the third quarter of fiscal year 2004, we revised our reporting structure to provide additional disclosure by realigning our previously reported operating segments (Electrical/Plumbing, Industrial PVF and Water & Sewer/Building Materials) on a more disaggregated basis by product line into six operating segments and an All Other category. The revised operating segments are: Water & Sewer, Plumbing/HVAC, MRO, Utilities, Electrical and Industrial PVF. The All Other category includes our Building Materials, Fire Protection and Mechanical Industrial product lines. The Industrial PVF segment remains unchanged.

      The corporate category includes corporate level expenses not allocated to our operating segments. Inter-segment sales are excluded from net sales presented for each segment. Operating income for each segment includes certain corporate expense allocations for employee benefits, corporate overhead expenses, data processing expenses and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

      In connection with the change of our reporting structure and to more accurately reflect consumption, we changed our method of allocating corporate overhead expenses to the segments. All prior period segment results have been reclassified to reflect these changes.

Business Combinations and Divestitures

      On December 19, 2003, we acquired Century Maintenance Supply, Inc. ("Century"), a leading distributor of MRO products serving the multi-family apartment market. Century has a nationwide distribution network of 39 strategically located branches in major metropolitan markets in 35 states. The acquisition will enable us to become a leader in the apartment MRO market and facilitate entry into adjacent customer markets such as hospitality and lodging, assisted living and healthcare, education and government. Century's results of operations have been included in our consolidated statements of income since December 19, 2003.

      On August 4, 2003, we acquired substantially all of the net assets of Marden Susco, LLC ("Marden Susco"), a southern California supplier of underground piping products for use in municipal water, sewer and storm drain systems. The acquisition allowed us to expand our Water & Sewer business into California. The results of Marden Susco's operations have been included in our consolidated statements of income since August 4, 2003.

      On August 9, 2002, we acquired all of the capital stock of Utiliserve Holdings, Inc. and its subsidiaries ("Utiliserve"), a wholesale distributor of electrical transmission and distribution products and services to the U.S. electric utility industry. As a result of the acquisition, we are a leading provider of electrical transmission and distribution products and services in the United States. We also expanded our development of customer contracts as a result of Utiliserve's value-added services, including vendor-managed inventory, collaborative emergency response, and job-site delivery. The results of Utiliserve's operations have been included in our consolidated statements of income since August 9, 2002.

      Prior to fiscal year 2001, our Plumbing/HVAC business conducted international operations in Mexico. In fiscal year 2001, we experienced continued operating losses in these international operations. As a result of these losses and based on an analysis of future profitability and anticipated customer demand for these businesses, we terminated our international operations in fiscal year 2002.

      In fiscal year 2000, we acquired bestroute.com ("bestroute"). In the fourth quarter of fiscal year 2001, bestroute was not able to meet its operating plan and incurred substantial operating losses attributable to its inability to gain market acceptance and generate net sales sufficient to cover its operating costs. As a result of these continued losses and viability concerns, we discontinued bestroute's operations in March 2001.

Results of Operations

Same-Store Sales Methodology

      We compute and disclose same-store sales, which exclude net sales related to (a) acquired and newly-opened branches until operating results are included in the consolidated financial statements for all periods in the current and prior fiscal years, (b) branch combinations and splits unless within the same segment and physical location and (c) closed and divested branches. All same-store sales amounts and percentages presented in this report exclude the impact of the additional week of net sales in the first quarter of fiscal year 2003.

Overview

      Overall, our performance in fiscal year 2004 reflected continued strength in the residential construction market and improvement in the commercial construction industry. After a slow start in the first half of the year, our business came back strongly in the second half, delivering sales beyond our expectations, particularly in the fourth quarter. We achieved 2% same-store sales growth in fiscal year 2004, our first year of positive same-store sales growth since fiscal year 2001. Gross margin ratio to net sales decreased due to competitive pressures and changes to our product mix, with historically lower gross margin businesses like Utilities comprising a higher percentage of our consolidated net sales. Offsetting some of the sell-side margin pressure were higher vendor rebates and discounts as a result of our vendor consolidation efforts and improved programs with our suppliers.

      Performance in fiscal year 2004 was hindered by a significant sales and profitability decrease in the Industrial PVF segment, our highest operating margin business, as well as underperforming branches in our Plumbing/HVAC segment. The comparison with fiscal year 2003 was also impacted by the additional week in the first quarter of fiscal year 2003. We experienced higher operating expenses in freight, employee healthcare, marketing and insurance during fiscal year 2004. Given our fixed cost structure, we will continue to manage expenses carefully to leverage sales. However, we are also increasing our level of investment spending, particularly in information technology, through various initiatives such as the implementation of our Hughes Unified distribution platform and new systems in finance and data warehousing.

      We continue to maintain a focus on working capital improvement, and as a result, net cash flow provided by operating activities grew to a record $145.9 million for the year. Initiatives to improve our working capital efficiency to support sales growth will continue and we expect operating cash flow to continue to be strong. In January 2004, we completed an equity offering of 6,900,000 shares and, used the net proceeds primarily to fund our acquisition of Century and to repay indebtedness under our revolving credit agreement. The equity offering strengthened our capital structure by lowering our total debt-to-capital ratio to 29% from the previous year's 41%, establishing a stronger foundation to support future organic and acquisition growth.

Net Sales

      Net sales are affected by numerous factors, including, but not limited to, seasonality, weather, commodity pricing, competition and construction cycles.

      Consolidated and same-store net sales by segment in fiscal years 2004, 2003 and 2002 were as follows (dollars in millions):

                                         Consolidated Net Sales
                     --------------------------------------------------------------------
                             Fiscal Years Ended
                     -----------------------------------       % Variance     % Variance
                        2004         2003         2002        2004 to 2003   2003 to 2002
-----------------------------------------------------------------------------------------
Water & Sewer        $   922.4    $   877.2    $   833.1           5.2%           5.3%
Plumbing/HVAC            842.1        826.9        855.3           1.8%          (3.3%)
MRO                      158.7        118.9        110.5          33.5%           7.6%
Utilities                363.8        248.3        144.9          46.5%          71.4%
Electrical               362.8        375.5        430.6          (3.4%)        (12.8%)
Industrial PVF           283.2        313.9        330.4          (9.8%)         (5.0%)
All Other                320.4        305.6        332.9           4.8%          (8.2%)
--------------------------------------------------------
                     $ 3,253.4    $ 3,066.3    $ 3,037.7           6.1%           0.9%
========================================================

                                                     Same-Store Sales
                                  -----------------------------------------------------
                                    Fiscal Years Ended
                                  ----------------------       Dollar         % Variance
                                     2004       2003 (1)      Variance       2004 to 2003
-----------------------------------------------------------------------------------------
Water & Sewer                     $   885.9    $   850.7     $    35.2            4.1%
Plumbing/HVAC                         825.2        794.5          30.7            3.9%
MRO                                   124.7        117.0           7.7            6.6%
Utilities                             141.3        151.0          (9.7)          (6.4%)
Electrical                            362.7        367.5          (4.8)          (1.3%)
Industrial PVF                        283.2        308.1         (24.9)          (8.1%)
All Other                             316.2        291.9          24.3            8.3%
----------------------------------------------------------------------
                                  $ 2,939.2    $ 2,880.7     $    58.5            2.0%
======================================================================

                                                     Same-Store Sales
                                  -------------------------------------------------------
                                     Fiscal Years Ended
                                  ----------------------       Dollar         % Variance
                                   2003 (1)       2002        Variance       2003 to 2002
-----------------------------------------------------------------------------------------
Water & Sewer                     $   787.8    $   773.0     $    14.8            1.9%
Plumbing/HVAC                         740.8        751.0         (10.2)          (1.4%)
MRO                                   118.9        109.9           9.0            8.2%
Utilities                             146.1        146.8          (0.7)          (0.5%)
Electrical                            371.7        425.9         (54.2)         (12.7%)
Industrial PVF                        311.5        334.3         (22.8)          (6.8%)
All Other                             338.3        356.2         (17.9)          (5.0%)
----------------------------------------------------------------------
                                  $ 2,815.1    $ 2,897.1     $   (82.0)          (2.8%)
======================================================================

(1) The difference in same-store sales amounts for fiscal 2003 is due to our same-store sales methodology. See "Same-Store Sales Methodology".

      Consolidated net sales in fiscal year 2004 totaled $3,253.4 million, an increase of $187.1 million or 6.1%, compared to fiscal year 2003's net sales of $3,066.3 million due partially to the acquisitions of Century, Marden Susco and Utiliserve as well as strong residential construction activity and an improvement in the commercial construction market during the second half of the fiscal year. The Century and Marden Susco acquisitions added net sales of $29.2 million and $31.2 million, respectively, during fiscal year 2004. A full year of Utiliserve activity in fiscal year 2004 increased net sales by $131.3 million. These increases, along with an increase in consolidated net sales from newly-opened branches of $6.4 million were partially offset by a decrease of $14.4 million related to closed and/or combined branches and a benefit of $55.1 million included in fiscal year 2003's consolidated net sales due to the additional week included in its first quarter.

      In fiscal year 2004, consolidated same-store sales increased $58.5 million or 2.0%. This increase was due to the procurement of several large subdivision and municipal projects in the midwestern water and sewer markets, an overall improvement in the commercial construction markets served by the Plumbing/HVAC segment and the Building Materials product line in the eastern United States, and market share growth in the MRO segment. These increases were partially offset by lower sales in the Industrial PVF segment due to weak end-market demand and the loss of a large Utilities segment customer during the second quarter of fiscal year 2004.

      Consolidated net sales in fiscal year 2003 increased $28.6 million or 0.9% compared to fiscal year 2002. Acquired and newly-opened branches accounted for $141.9 million of the increase. The majority of net sales for acquired and newly-opened branches were attributable to the Utilities and Water & Sewer segments, which accounted for $102.0 million and $34.8 million, respectively, of this increase. Included in the Utilities segment's acquired and newly-opened branch sales was $95.3 million of net sales related to the acquisition of Utiliserve. The additional week included in the first quarter of fiscal year 2003 added $55.1 million of net sales. Partially offsetting these increases was a decline of $82.0 million or 2.8% in same-store sales largely as a result of a slow-down in the non-residential building and commercial construction sectors and a decline in Industrial PVF sales due to the postponement or cancellation of certain projects. Consolidated net sales from closed and/or combined branches also decreased by $86.4 million.

Water & Sewer

      Net sales in fiscal year 2004 totaled $922.4 million, an increase of $45.2 million or 5.2% compared to fiscal year 2003's net sales of $877.2 million. This increase was partially due to the acquisition of Marden Susco, which resulted in additional net sales of $31.2 million in fiscal year 2004. Same-store sales increased $35.2 million or 4.1% as a result of increased subdivision projects and increased sewer and waterline projects during fiscal year 2004. Partially offsetting these increases was a $14.5 million decrease resulting from the additional week in the first quarter of fiscal year 2003 and a $6.3 million decrease related to closed and/or combined branches.

      Same-store sales increased $14.8 million or 1.9% in fiscal year 2003 compared to fiscal year 2002 primarily due to favorable public and residential construction in fiscal year 2003, which increased approximately 6%. In addition, this segment was awarded several large infrastructure projects, including an automated water meter project for $3.2 million. Partially offsetting these increases was a reduction of $4.1 million in the concrete product line's net sales mainly due to decreased demand in the Texas market.

Plumbing/HVAC

      Net sales in fiscal year 2004 totaled $842.1 million, an increase of $15.2 million or 1.8% compared to fiscal year 2003's net sales of $826.9 million. This increase was primarily due to sales growth from acquired and newly-opened branches of $5.3 million and same-store sales increases of $30.7 million or 3.9% due to increased business on several large accounts due to improved market penetration in fiscal year 2004 and overall improvement in the commercial plumbing market. These increases were offset partially by the additional week in the first quarter of fiscal year 2003, which added $14.5 million to fiscal year 2003's net sales as well as a decline of $6.3 million of net sales related to closed and/or combined branches.

      Same-store sales decreased $10.2 million or 1.4% in fiscal year 2003 compared to fiscal year 2002 largely as a result of competitive pressures in certain local markets, compounded by weak commercial and industrial business. In addition, same-store sales in the Texas market were also unfavorably impacted due to inclement weather conditions. Partially offsetting these decreases was an increase in sales in the Plumbing/HVAC's western region, due in part to the expansion of our customer base.

MRO

      Net sales for fiscal year 2004 totaled $158.7 million, an increase of $39.8 million or 33.5% compared to fiscal year 2003's net sales of $118.9 million. This increase was partially due to the acquisition of Century, which resulted in additional net sales of $29.2 million in fiscal year 2004. Same-store sales increased $7.7 million or 6.6%, and net sales for newly-opened branches increased $4.8 million from the prior year. Despite historically high vacancy rates, net sales increased due to our continued focus on securing national accounts to increase market share and our construction services initiative. Under the national accounts initiative, the MRO segment targets large property management companies to become their preferred supplier. The construction services initiative is geared toward renovation and refurbishment of older apartment complexes. These increases were partially offset by the impact of the additional week in the first quarter of fiscal year 2003, which added $1.9 million to net sales in fiscal year 2003.

      Same-store sales increased $9.0 million or 8.2% in fiscal year 2003 compared to fiscal year 2002 primarily due to MRO's strategic focus on both its national accounts and construction services initiatives.

Utilities

      Net sales in fiscal year 2004 totaled $363.8 million, an increase of $115.5 million or 46.5% compared to the fiscal year 2003's net sales of $248.3 million. A full year of Utiliserve activity in fiscal year 2004 increased net sales by $131.3 million. This increase was partially offset by the impact of the additional week in the first quarter of fiscal year 2003, which added $2.9 million to net sales in the prior year. Same-store sales decreased $9.7 million or 6.4% due primarily to the loss of a large electric utility customer during the second quarter of fiscal year 2004. Utiliserve's net sales are not reflected in same-store sales due to our calculation methodology.

      Despite a highly competitive market and a general slowdown in the economy, the Utilities segment's same-store net sales remained relatively flat in both periods with a $0.7 million or 0.5% decrease in fiscal year 2003 compared to fiscal year 2002. This resulted from sales initiatives aimed at providing value-added services, such as the installation and testing of automated electric utility meters.

Electrical

      Net sales in fiscal year 2004 totaled $362.8 million, a decrease of $12.7 million or 3.4% compared to fiscal year 2003's net sales of $375.5 million. This decrease resulted, in part, from the additional week in the first quarter of fiscal year 2003, which added $7.5 million to net sales in fiscal year 2003, and a decline of $0.4 million related to closed and/or combined branches. Same-store sales decreased $4.8 million or 1.3% primarily due to weakness in the commercial construction and industrial markets, particularly in office buildings and hotel construction during the first half of fiscal year 2004. The economic downturn in these markets experienced over the last three years has placed significant pressure on the electrical distribution industry; however during the fourth quarter of fiscal year 2004, sales and bid activity improved as commercial construction activity increased.

      Same-store sales decreased $54.2 million or 12.7% in fiscal year 2003 compared to fiscal year 2002 largely as a result of the economic slowdown in the electrical commercial construction market, particularly in the southeast and Texas. Competitive pressures in certain local markets, weak commercial, industrial and original equipment manufacturer (OEM) business and inclement weather conditions in the Texas market also contributed to the decrease.

Industrial PVF

      Net sales in fiscal year 2004 totaled $283.2 million, a decrease of $30.7 million or 9.8% compared to fiscal year 2003's net sales of $313.9 million. Contributing to the decrease was $7.2 million of net sales related to the additional week in the first quarter of fiscal year 2003. Same-store sales decreased $24.9 million or 8.1% primarily due to the sharp decline in power and petrochemical industry capital spending and new plant construction.

      Same-store sales decreased $22.8 million or 6.8% in fiscal year 2003 compared to fiscal year 2002. This decrease reflected the postponement or cancellation of certain gas utility, petrochemical and power generation plant construction and/or rehabilitation projects in late fiscal year 2002 and throughout fiscal year 2003. These projects were postponed and cancelled by our customers due to economic conditions, which resulted in reduced plant utilization and reduced capital spending. The same-store sales decline was partially offset by increased sales prices for certain commodity-based products, including stainless steel and nickel alloys.

All Other

      Net sales in fiscal year 2004 totaled $320.4 million, an increase of $14.8 million or 4.8% compared to fiscal year 2003's net sales of $305.6 million. Same-store sales increased $24.3 million or 8.3%. The Building Materials product line benefited from the strong increase in the number and size of construction projects in Florida and higher non-building construction starts. The Fire Protection product line also posted strong sales growth as a result of expansion into new markets and increases in subdivision and waterline projects. These increases were partially offset by the additional week of sales in the first quarter of fiscal year 2003, which added $6.6 million to net sales in fiscal year 2003, as well as a decline in net sales of $3.6 million related to closed and/or combined branches.

      Same-store sales decreased $17.9 million or 5.0% in fiscal year 2003 compared to fiscal year 2002 primarily due to declines in the Building Materials and Fire Protection product lines, which decreased 4.2% and 11.8%, respectively. These decreases were largely attributable to a slowdown in non-residential and commercial construction markets particularly in the eastern region for the Fire Protection product line and the Atlanta market for the Building Materials product line.

Gross Margin

      Gross margin is affected by numerous factors, including, but not limited to, product mix changes, commodity pricing, competition, vendor rebates, inventory charges and direct shipments compared to stock sales.

      The decrease in gross margin ratio to net sales to 22.6% in fiscal year 2004 from 23.1% in fiscal year 2003 was driven primarily by competitive pricing pressures and the mix of our net sales activity. In fiscal year 2004, the Utilities segment, which has historically generated lower gross margins than our other segments, comprised a higher percentage of consolidated net sales, and the Industrial PVF segment, a higher gross margin business, comprised a lower percentage of consolidated net sales. Additionally an unfavorable margin impact resulting from higher inventory reserve requirements was partially offset by an increase in vendor rebates resulting from our continued vendor consolidation efforts and improved programs with our suppliers.

Gross margin ratio to net sales was 23.1% and 22.9% in fiscal year 2003 and fiscal year 2002, respectively. Gross margin ratio to net sales benefited from increased vendor rebates and discounts as a result of our vendor consolidation efforts, and a reduction in inventory reserve requirements attributable to lower dead stock and excess inventory levels. Partially offsetting this improvement was the addition of Utiliserve to the sales mix, which generates lower gross margins but higher operating margins than our other segments. Pricing pressures brought about by intensified competition resulting from the slowdown in the non-residential and commercial construction sectors and the adverse impact of deflationary pressures on pvc and ductile iron pipe products also unfavorably impacted gross margin ratio to net sales in fiscal year 2003.

Operating Expenses

      We are primarily a fixed cost business; consequently, a percentage change in our net sales has a greater percentage effect on our operating expense ratio.

      Operating expenses and percentage of net sales for fiscal years 2004, 2003 and 2002 were as follows (dollars in millions):

                                         Operating Expenses              Percentage of Net Sales
                                   -----------------------------    -------------------------------
                                         Fiscal Years Ended                Fiscal Years Ended
                                   -----------------------------    -------------------------------
                                     2004       2003       2002       2004        2003        2002
----------------------------------------------------------------    -------------------------------
Personnel expenses                 $ 386.1    $ 379.8    $ 373.9       11.9%       12.4%       12.3%
Other selling, general and
administrative expenses              203.7      188.2      190.1        6.3%        6.1%        6.3%
Depreciation and amortization         21.2       20.5       31.1        0.7%        0.7%        1.0%
Impairment of long-lived assets         --         --        0.7         --          --          --
----------------------------------------------------------------
  Total operating expenses         $ 611.0    $ 588.5    $ 595.8       18.8%       19.2%       19.6%
================================================================

      As a percentage of net sales, personnel expenses were 11.9% and 12.4% in fiscal years 2004 and 2003, respectively. Our workforce increased 16.7% from approximately 7,200 employees at January 31, 2003 to approximately 8,400 employees at January 30, 2004 primarily as a result of the acquisitions of Century and Marden Susco. Century and Marden Susco added $7.7 million of personnel expenses to fiscal year 2004, and a full year of Utiliserve activity during the year additionally increased personnel expenses by $6.1 million. Employee healthcare insurance expenses increased $3.6 million due to increased enrollment and higher rates. The primary factor contributing to the decrease in personnel expenses as a percentage of net sales was a favorable impact resulting from a change to our employee vacation policy. Under the new vacation policy adopted in fiscal year 2004, employees earn their vacation entitlement ratably during the year. Previously, vacation was granted at the beginning of the calendar year. This policy change resulted in a net reversal of our vacation accrual of $8.1 million. Personnel expenses were also favorably impacted by the additional week in fiscal year 2003, which added approximately $7.2 million to the prior year's first quarter.

      As percentage of net sales, other selling, general and administrative expenses were 6.3% and 6.1% in fiscal years 2004 and 2003, respectively. The increase was primarily attributable to higher fuel prices, resulting in increased shipping and freight costs of $5.3 million, a $1.7 million increase in marketing expenses related to enhanced customer award programs, an increase of $1.6 million in telecommunications expenses attributable to increased bandwidth capacity, and an insurance expense increase of $1.3 million due primarily to increased insurance premiums. Fiscal year 2004 also included expenses of $2.2 million primarily for lease obligations related to the closure of seven Plumbing/HVAC branches and our Texas distribution center, and $2.2 million associated with the relocation of our corporate offices. These increases were offset by a $4.5 million decrease in our provision for doubtful accounts due primarily to lower write-offs of uncollectible customer accounts and higher recoveries of previously written off receivables. The additional week in the first quarter of fiscal year 2003 included $1.2 million of other selling, general and administrative expenses.

      As a percentage of net sales, personnel expenses were 12.4% and 12.3% in fiscal year 2003 and fiscal year 2002, respectively. Our workforce remained essentially flat with approximately 7,200 employees at January 31, 2003 and January 25, 2002. At January 31, 2003, this included approximately 200 employees as a result of the acquisition of Utiliserve, which increased personnel expenses by $5.6 million in fiscal year 2003. The additional week in the first quarter of fiscal year 2003 also added $7.2 million of personnel expenses. The primary factors contributing to the increase in personnel expenses in fiscal year 2003 were higher employee health insurance expense ($2.4 million) and incentive compensation expense ($6.5 million) associated with bonus programs and restricted stock issued to key executives during fiscal year 2002. These increases were partially offset by reductions in overtime ($1.3 million), contract labor ($2.6 million) and severance expense ($2.7 million). In fiscal year 2003, we continued with our hiring freeze and wage and salary management programs, which included limits on merit and promotional salary increases. These savings were offset in fiscal year 2003 by incremental personnel costs associated with the Hughes Unified implementation and increased employee health insurance.

      As a percentage of net sales, other selling, general and administrative expenses were 6.1% and 6.3% in fiscal year 2003 and fiscal year 2002, respectively. The additional week in the first quarter of fiscal year 2003 added $1.2 million of other selling, general and administrative expenses. We experienced higher losses totaling $1.5 million on our property/casualty insurance program and increased data processing expenses of $1.0 million primarily for consulting related to the Hughes Unified operating system. We also made donations of $0.9 million in fiscal year 2003 to Hughes Supply Foundation, Inc., a not-for-profit charitable organization. Offsetting these increases were expenses of $3.1 million that were incurred in fiscal year 2002, primarily for lease obligations ($1.6 million) and other contractual obligations ($1.5 million), related to the closure and/or consolidation of branches in fiscal year 2002. Our provision for doubtful accounts decreased $2.0 million in fiscal year 2003 due to provisions in fiscal year 2002 for uncollectible receivables related to our international business.

      As a percentage of net sales, depreciation and amortization were 0.7% and 1.0% in fiscal year 2003 and fiscal year 2002, respectively. Of the total $10.6 million decrease, $9.2 million related to the amortization of goodwill, which was eliminated in fiscal year 2003 under Statement of Financial Accounting Standards ("FAS") 142, Goodwill and Other Intangible Assets. The remaining decrease of $1.4 million was largely the result of reduced capital spending in fiscal year 2003 along with the elimination of depreciation expense related to our forklift fleet and trailers. Certain of these assets were sold and subsequently leased-back by us in fiscal year 2002.

      In the fourth quarter of fiscal year 2002, we recorded an impairment loss of $0.7 million related to goodwill of one entity in our Plumbing/HVAC segment.

      Operating Income

      We are primarily a fixed cost business; therefore all operating segments were favorably impacted in fiscal year 2003 by the leverage gained from the additional week of net sales. Operating income is affected significantly by fluctuations in net sales as well as changes in our business and product mix.

      Operating income by segment and as a percentage of net sales in fiscal years 2004, 2003 and 2002 was as follows: (dollars in millions):

                             Operating Income (Loss)

                  ------------------------------------------------------------------
                        Fiscal Years Ended               Percentage of Net Sales
                  -----------------------------      -------------------------------
                    2004       2003       2002         2004        2003        2002
                  -----------------------------      -------------------------------
Water & Sewer     $  45.1    $  40.4    $  38.9          4.9%        4.6%        4.7%
Plumbing/HVAC         8.4       14.0       (2.8)         1.0%        1.7%       (0.3%)
MRO                  10.1        8.8        5.8          6.4%        7.4%        5.2%
Utilities            13.7       10.2        7.2          3.8%        4.1%        5.0%
Electrical            8.2        8.1       12.8          2.3%        2.2%        3.0%
Industrial PVF       23.0       31.7       29.1          8.1%       10.1%        8.8%
All Other            14.2        8.0       10.3          4.4%        2.6%        3.1%
                  -----------------------------
                  $ 122.7    $ 121.2    $ 101.3          3.8%        4.0%        3.3%
                  =============================

      Operating income in fiscal year 2004 totaled $122.7 million, increasing $1.5 million or 1.2%, compared to fiscal year 2003's operating income of $121.2 million. Operating income as a percentage of net sales decreased 20 basis points to 3.8% in fiscal year 2004 compared to 4.0% in fiscal year 2003 due primarily to a decline in Industrial PVF net sales and profitability as a result of the significant downturn in the petrochemical and power industries, and the additional week included in the first quarter of fiscal year 2003, which improved the prior year's operating income leverage by $4.6 million. Partially offsetting these decreases was operating income from the acquisitions of Century and Marden Susco, which collectively added $3.2 million of operating income to fiscal year 2004. A full year of Utiliserve activity in fiscal year 2004 also increased operating income $5.7 million.

      Operating income in fiscal year 2003 totaled $121.2 million, increasing $19.9 million or 19.6%, compared to operating income of $101.3 million in fiscal year 2002. Operating income as a percentage of net sales was 4.0% and 3.3% in fiscal year 2003 and fiscal year 2002, respectively. The 70 basis points increase was primarily driven by the elimination of $9.2 million of goodwill amortization, which is no longer required under FAS 142, combined with higher gross margins, which improved 20 basis points in fiscal year 2003. Since we are primarily a fixed cost business, with the most significant variable expense being cost of sales, operating income for all of our segments was also favorably impacted by the additional week in fiscal year 2003, which added approximately $4.6 million of operating income.

Water & Sewer

      Operating income as a percentage of net sales increased to 4.9% in fiscal year 2004 from 4.6% in fiscal year 2003. The 30 basis points increase in fiscal year 2004 was due primarily to increased sales volume and stable margins on large-scale projects in relation to fixed expenses.

      Operating income as a percentage of net sales remained essentially flat at 4.6% and 4.7% in fiscal year 2003 and fiscal year 2002, respectively. The leverage gained from the additional week included in fiscal year 2003 and the elimination of goodwill amortization in accordance with FAS 142 was offset by lower sales volume and reduced gross margins in relation to fixed expenses for our Water & Sewer segment. The decrease in gross margin was due in part to competitive pressures and deflationary pricing on pvc and ductile iron pipe products. Several low margin infrastructure projects combined with a higher proportion of direct shipments, which typically generate lower gross margins, also negatively impacted gross margins in fiscal year 2003.

Plumbing/HVAC

      Operating income as a percentage of net sales decreased to 1.0% of net sales in the fiscal year 2004 from 1.7% of net sales in fiscal year 2003. The 70 basis points decrease during fiscal year 2004 was primarily due to lower gross margin direct shipments comprising a higher percentage of the sales mix as well as increased selling, general and administrative expenses driven by costs associated with closing of seven underperforming branches and our Texas distribution center during January 2004. These decreases were partially offset by lower personnel expenses resulting from headcount reductions. Additionally fiscal year 2003's performance was favorably impacted by the leverage gained from the additional week in its first quarter.

      As a percentage of net sales, operating income increased to 1.7% in fiscal year 2003 from an operating loss of 0.3% in fiscal year 2002. The 200 basis points improvement in operating income was largely attributable to lower provisions for doubtful accounts, the elimination of goodwill amortization in accordance with FAS 142 and the leverage gained from the additional week included in fiscal year 2003. The provision for doubtful accounts decreased to $2.5 million in fiscal year 2003 from $6.3 million in fiscal year 2002 largely due to the economic slowdown that affected our markets, particularly our international business, during late fiscal year 2001. In fiscal year 2002, we recorded provisions for doubtful accounts of $3.9 million for our international business. Gross margin also improved due, in part, to the closure of certain branches in fiscal year 2002. During the third and fourth quarters of fiscal year 2002, we closed 23 branches in the Plumbing/HVAC segment because these branches did not strategically fit into our core businesses and/or they did not perform to expectations. These branches generally yielded lower gross margins in relation to the other branches. Gross margin was also favorably impacted by margin improvement programs initiated during fiscal year 2002, including increases in vendor rebate programs and focused purchasing.

MRO

      Operating income as a percentage of net sales decreased to 6.4% in fiscal year 2004 from 7.4% in fiscal year 2003. The decrease of 100 basis points in fiscal year 2004 was primarily driven by lower gross margins due to changes in sales mix and higher selling, general and administrative expenses partially attributable to start-up costs associated with newly-opened branches. Additionally fiscal year 2003's performance was favorably impacted by the leverage gained from the additional week in its first quarter.

      Operating income as a percentage of net sales was 7.4% and 5.2% in fiscal year 2003 and fiscal year 2002, respectively. The 220 basis points improvement was due to the leverage gained from the additional week included in the first quarter of fiscal year 2003 combined with substantially higher sales volumes and gross margin improvements. The increase in gross margin was primarily attributable to more focused purchasing and a change in sales mix from lower margin products such as appliances to higher margin products, including imported items such as plumbing fixtures.

Utilities

      Operating income as a percentage of net sales decreased to 3.8% in fiscal year 2004 from 4.1% in fiscal year 2003. The 30 basis points decrease was primarily due to lower gross margins due to competitive pressures. Increased selling, general and administrative expenses were partially offset by lower provisions for doubtful accounts due to the recovery of a significant customer account in fiscal year 2004. Additionally fiscal year 2003's performance was favorably impacted by the leverage gained from the additional week in its first quarter.

      Operating income as a percentage of net sales decreased to 4.1% in fiscal year 2003 from 5.0% in fiscal year 2002. Operating income was negatively impacted by lower gross margins, which resulted from a change in sales mix. Partially offsetting this decrease was the leverage gained from the additional week included in fiscal year 2003 and the acquisition of Utiliserve, which generates higher operating income returns compared to the Utilities segment and Hughes as a whole.

Electrical

      Operating income as a percentage of net sales remained relatively flat at 2.3% and 2.2% in fiscal year 2004 and fiscal year 2003, respectively. Reduced selling, general and administrative expenses were proportionate with lower sales volumes resulting from competitive pressures and weak commercial and industrial markets. Gross margins benefited from improved vendor rebates, which resulted from our continued focus on vendor consolidation efforts and improved programs with suppliers.

      Operating income as a percentage of net sales decreased to 2.2% in fiscal year 2003 from 3.0% in the fiscal year 2002. Lower sales volumes in relation to the fixed expenses for the Electrical segment offset the leverage gained from the additional week included in fiscal year 2003 and the elimination of goodwill amortization in accordance with FAS 142. Partially offsetting this decline was improved gross margin, largely due to the implementation of centralized pricing on the Hughes Unified operating system. Gross margin also benefited from margin improvement programs initiated during fiscal year 2002, including increases in vendor rebate programs, more focused purchasing and reduced dead stock inventories, which resulted from the sale, disposal or return of inventories to our vendors.

Industrial PVF

      Operating income as a percentage of net sales decreased to 8.1% in fiscal 2004 from 10.1% in fiscal year 2003. The decrease was primarily due to substantially lower sales volumes and gross margins in fiscal year 2004 due to the sharp decline in power and petrochemical industry capital spending and new plant construction.

      Operating income as a percentage of net sales increased to 10.1% in fiscal year 2003 from 8.8% in fiscal year 2002. The Industrial PVF segment benefited from the leverage gained from the additional week in fiscal year 2003 and the elimination of goodwill amortization in accordance with FAS 142. Despite reduced sales volumes in fiscal year 2003, the Industrial PVF segment was able to increase gross margin by 190 basis points. This gross margin improvement in fiscal year 2003 was due to increased sales prices for certain commodity-based products, including stainless steel and nickel alloys. Gross margin also benefited from increases in the vendor rebate programs and reduced dead stock inventories, which resulted from the sale, disposal or return of inventories to the vendors.

All Other

      Operating income as a percentage of net sales increased to 4.4% in fiscal year 2004 from 2.6% in fiscal year 2003. Significant increases in sales volumes, particularly strong sales growth in the Building Materials and Fire Protection product lines, resulted in a 170 basis points improvement in fiscal year 2004. These increases were partially offset by decreases in gross margins on stock shipments associated with competitive pressures.

      Operating income as a percentage of net sales decreased to 2.6% in fiscal year 2003 from 3.1% in fiscal year 2002. Higher provisions for doubtful accounts and lower gross margins offset the leverage gained from the additional week in fiscal year 2003 and the elimination of goodwill amortization under FAS 142. Gross margin decreased primarily as a result of competitive pressures and deflationary pricing on lumber and plywood products in the Building Materials product line.

Interest and Other Income

      Interest and other income totaled $6.4 million, $7.3 million, and $9.3 million in fiscal years 2004, 2003 and 2002, respectively. The decrease in fiscal 2004 was primarily due to reduced collections of service charge income on past due or delinquent accounts. The decrease in interest and other income in fiscal year 2003 was attributable to reduced interest income of $1.5 million, of which $0.9 million related to the $25.0 million short-term receivable recorded in connection with the sale of our pool & spa business in January 2001. Average cash balances and interest rates declined during fiscal year 2003, which contributed to the remaining decrease in interest income. Further contributing to the overall decrease in interest and other income was reduced foreign exchange gains related to our discontinued international operations in Mexico.

Interest Expense

      In fiscal year 2004 and fiscal year 2003, interest expense totaled $34.6 million and $30.3 million, respectively. The increase was primarily due to approximately $2.6 million of debt issuance costs associated with the interim $250.0 million senior unsecured term loan (the "term loan") and additional borrowings under our senior revolving credit facility used to initially fund the acquisition of Century. We used the proceeds from the issuance of our common stock in January 2004 to repay the term loan in full. We also incurred $1.1 million of loan origination fees in connection with the amendment of our revolving credit agreement to permit the new term loan borrowings and to make its financial and other covenants essentially the same as the term loan agreement. These increases were offset by lower average interest rates and lower outstanding debt balances in fiscal year 2004. Total debt decreased $28.6 million or 6.5% from $441.9 million as of January 31, 2003 to $413.3 million of January 30, 2004 and our weighted-average interest rate for fiscal year 2004 decreased 110 basis points compared to the prior year.

      Interest expense totaled $30.3 million and $35.9 million in fiscal year 2003 and fiscal year 2002, respectively. The decrease in interest expense of $5.6 million or 15.6% in fiscal year 2003 was due to a reduction of average outstanding debt balances combined with lower interest rates in fiscal year 2003. Borrowing levels were reduced in the first and second quarters of fiscal year 2003 largely as a result of working capital improvements. In the third quarter of fiscal year 2003, we made additional borrowings under our senior revolving credit agreement in order to fund the acquisition of Utiliserve. As a result, total debt increased from $422.9 million at January 25, 2002 to $441.9 million at January 31, 2003.

Income Taxes

      Our effective tax rate was 38.9%, 40.9% and 41.0% in fiscal years 2004, 2003 and 2002, respectively. The decrease in fiscal year 2004 was primarily attributable to a lower effective state income tax rate and a tax benefit related to a discontinued operation in Mexico.

Net Income

      Net income totaled $57.7 million, $58.1 million and $44.1 million in fiscal years 2004, 2003 and 2002, respectively. Diluted earnings per share were $2.46, $2.45 and $1.88 in fiscal years 2004, 2003 and 2002, respectively. In fiscal year 2003, we adopted FAS 142, which eliminated the amortization of goodwill. Had we accounted for goodwill consistent with the provisions of FAS 142 in prior periods, our net income and diluted earnings per share would have been $57.7 million, $58.1 million, and $49.5 million and $2.46, $2.45 and $2.11 in fiscal years 2004, 2003 and 2002, respectively. Other factors impacting net income and diluted earnings per share have been discussed above.

Financial Condition

Liquidity and Capital Resources

      The following sets forth certain measures of our liquidity (dollars in millions):

                                                                  Fiscal Years Ended
                                                       ---------------------------------------
                                                          2004           2003           2002
----------------------------------------------------------------------------------------------
Net cash provided by operating activities              $   145.9      $   112.4      $   143.0
Net cash used in investing activities                     (291.5)         (42.2)         (22.5)
Net cash provided by (used in) financing activities        152.2          (75.3)        (136.1)
==============================================================================================

                                                      January 30,    January 31,   January 25,
                                                         2004           2003          2002
----------------------------------------------------------------------------------------------
Working capital                                        $   603.6      $   558.8      $   588.3
Current ratio                                           2.4 to 1       2.5 to 1       3.1 to 1
Debt-to-capital                                             29.0%          41.0%          42.0%
==============================================================================================

Working Capital

      Compared to fiscal year 2003, working capital increased $44.8 million or 8.0% in fiscal year 2004. The increase in working capital was primarily attributable to higher accounts receivable balances driven by same-store sales growth and the acquisitions of Century and Marden Susco, lower current portion of long-term debt due to the pay-off of a senior note that matured during the fourth quarter of fiscal year 2004, and increased cash and cash equivalents. These working capital increases were offset by lower levels of owned inventories (inventories less accounts payable) resulting from improved inventory and payables management. We continue to maintain a focus on working capital improvement and have implemented initiatives to improve each element of our working capital.

      Lower levels of cash and other current assets combined with increases in current maturities of long-term debt, accounts payable, and accrued compensation and benefits balances drove the working capital decrease of $29.5 million in fiscal year 2003. These changes were partially offset by increases in accounts receivable and inventories. Other current assets decreased primarily due to the collection of income tax receivables in the first quarter of fiscal year 2003. The higher accounts receivable, inventories and accounts payable reflect the acquisition of Utiliserve, which added $30.4 million of working capital at January 31, 2003. Inventories and accounts payable balances increased due to strategic purchases, primarily in the Industrial PVF segment. The increase in accrued compensation and benefits is due to higher accrued bonuses from increased profitability in fiscal year 2003 combined with the timing of bi-weekly payroll payments.

Operating Activities

      In fiscal years 2004 and 2003, cash flows provided by operating activities totaled $145.9 million and $112.4 million, respectively. The increase of $33.5 million in operating cash flows was primarily driven by fluctuations in inventories and accounts payable. Partially offsetting these operating cash flow increases were fluctuations in other current assets and accrued compensation and benefits.

      The $28.5 million increase in inventories during fiscal year 2004 includes $45.3 million related to the acquisitions of Century and Marden Susco, which are classified as investing activities for cash flow reporting purposes. The remaining net inventory decrease of $16.8 million is the result of improved inventory management, and lower pricing of pvc and ductile pipe products in the Water & Sewer segment offset by strategic Industrial PVF segment purchases that took place in fiscal year 2003.

      Improved cash disbursement management was the primary driver of the $78.3 million increase to accounts payable in fiscal year 2004 of which $19.6 million was associated with the acquisitions of Century and Marden Susco and classified as an investing activity for cash flow reporting purposes.

      In the first quarter of fiscal year 2003, we collected approximately $20.0 million of non-recurring income tax receivables, which decreased the other current asset balance and favorably impacted operating cash flows for fiscal year 2003. Fluctuations in accrued compensation and benefits balances primarily reflect the decrease in our vacation accrual associated with a policy change in 2004 and the timing of bi-weekly payroll payments.

      Accounts receivable balances increased $70.2 million in fiscal year 2004 of which $50.5 million related to investing activity associated with the acquisitions of Century and Marden Susco. The remaining increase of $24.3 million due to increasing sales volumes during the fourth quarter of fiscal year 2004 was offset by the fiscal year 2004 provision for doubtful accounts of $4.6 million, which was lower than fiscal year 2003's provision primarily due to lower write-offs of uncollectible customer accounts and higher recoveries of previously written off receivables. Days sales outstanding also remained consistent in both periods.

      The decrease of $30.6 million in net cash provided by operating activities in fiscal year 2003 resulted from increases in inventories and accounts receivable and a decrease in depreciation and amortization. These decreases were partially offset by increases in net income, accounts payable, accrued compensation and benefits, and a decrease in other current assets. Accounts receivable increased as a result of higher sales volumes in January 2003 compared to January 2002. Overall, days sales outstanding for accounts receivable remained essentially flat in both periods. Inventories and accounts payable increased as a result of strategic purchases, primarily in the Industrial PVF Segment. Other current assets primarily decreased due to the collection of income tax receivables in fiscal year 2003. The increase in net income of $14.0 million was partially offset by a decrease in depreciation and amortization primarily resulting from the elimination of goodwill amortization under FAS 142.

      Going forward, we expect to maintain a sufficient level of liquidity for operational purposes.

Investing Activities

      Our expenditures for property and equipment were $15.9 million, $15.3 million and $16.9 million in fiscal years 2004, 2003 and 2002, respectively. Of these expenditures, $9.4 million, $9.7 million and $7.6 million, respectively, related to IT outlays. Included in the IT outlays were $5.6 million, $7.5 million and $4.7 million related to the Hughes Unified operating system in fiscal years 2004, 2003 and 2002, respectively. The Hughes Unified capital expenditures were primarily for personal computers and related hardware along with capitalized software upgrades. Fiscal year 2005 capital expenditures are expected to be in the range of approximately $20 million to $25 million, of which approximately $4.8 million relates to the Hughes Unified operating system. We also plan to implement new systems in finance and data warehousing.

      Proceeds from the sale of property and equipment totaled $4.0 million, $4.5 million and $8.7 million in fiscal years 2004, 2003 and 2002, respectively. The decrease in fiscal year 2003 was due to the sale and subsequent leaseback of substantially all of our forklift fleet and certain of our trailers in August 2001, which generated cash proceeds of $5.7 million. Partially offsetting this decrease were proceeds from sales of certain land and building assets in fiscal year 2003 resulting from the closure and consolidation of branches.

      Cash payments for business acquisitions totaled $279.6 million, $33.4 million and $32.0 million in fiscal years 2004, 2003 and 2002, respectively. On December 19, 2003, we acquired Century, a leading supplier of MRO products serving the multi-family apartment market throughout the United States. The purchase price consisted of $260.0 million cash paid for Century's net assets, including the assumption of $31.4 million of accounts payable and accrued liabilities, and $101.4 million of debt. Effective August 4, 2003, we acquired substantially all of the net assets of Marden Susco, a southern California supplier of underground piping products for use in municipal water, sewer and storm drain systems. We paid $19.6 million for the net assets of Marden Susco, including the assumption of $13.7 million of accounts payable and accrued liabilities and $6.7 million of debt. In August 2002, we acquired all of the capital stock of Utiliserve, a wholesale distributor of electrical transmission and distribution products and services to the United States electric utility industry. We paid $33.4 million for the equity value of Utiliserve and assumed $54.5 million and $33.2 million of long-term debt and other liabilities, respectively.

      On December 30, 2002, we sold the remaining 49.0% of our equity investment in Anasteel Supply Company, LLC. for $2.3 million. We received cash proceeds of $2.0 million with the remaining $0.3 million of consideration in the form of a long-term note receivable due July 31, 2005. The note receivable bears interest at a fixed rate of 7.0%.

      On March 2, 2001, in connection with the closure of bestroute.com, one of our e-commerce ventures, we entered into an agreement with the holders of 723,183 of our stock rights originally issued as consideration for the acquisition. This agreement cancelled 347,541 of the stock rights and enabled the remaining stock rights to be redeemed for $7.3 million in cash, all of which was paid by the end of the second quarter of fiscal year 2002.

      In connection with the sale of the assets of our Pool & Spa business in January 2001, we received $23.0 million of cash proceeds with the remaining $25.0 million of consideration in the form of a short-term note receivable, which bore interest at 7.0% and was fully collected in fiscal year 2002.

Financing Activities

      Total debt was $413.3 million and $441.9 million as of January 30, 2004 and January 31, 2003, respectively, reflecting a decrease of $28.6 million or 6.5%. The decrease in total debt was attributable to principal payments on debt and strong cash flows provided by operating activities, offset by borrowings made under our revolving credit agreement. Scheduled payments on our senior notes totaled $63.1 million, $18.7 million, and $14.9 million in fiscal years 2004, 2003 and 2002, respectively. Net borrowings (payments) on our senior revolving credit facility totaled $27.7 million, $19.6 million and ($100.3 million) in fiscal years 2004, 2003 and 2002 respectively.

      On March 15, 1999, our board of directors authorized us to repurchase up to 2,500,000 shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 1,831,400 shares at an average price of $22.91 per share, of which 258,600 shares, 257,000 shares and 394,700 shares at average prices of $23.39 per share, $27.78 per share and $19.10 per share were repurchased during fiscal years 2004, 2003 and 2002, respectively. Shares repurchased totaled $6.0 million, $7.1 million and $7.5 million in fiscal years 2004, 2003 and 2002, respectively.

      On March 26, 2003, we replaced our existing $275.0 million revolving credit agreement, which was scheduled to mature on January 25, 2004, with a new $252.5 million senior revolving credit facility, subject to borrowing limitations, which matures on March 26, 2007. The new senior revolving credit facility is unsecured and contains financial and other covenants, including limitations on dividends and maintenance of certain financial ratios. Interest is payable at market rates plus applicable margins and commitment fees ranging from 0.15% to 0.30% per annum are paid on the new senior revolving credit facility. On May 22, 2003, we amended our senior revolving credit facility to increase maximum borrowing capacity from $252.5 million to $290.0 million effective June 9, 2003.

      To initially fund our acquisition of Century in December 2003 we borrowed $250.0 million at 3.39% per annum under an interim senior unsecured term loan agreement (the "term loan"). Concurrently, our existing revolving credit agreement was amended to permit the new term loan borrowings and to make financial and other covenants essentially the same as those in the term loan agreement. The balance of the funds necessary to expedite the acquisition were borrowed under our existing revolving credit facility.

      On January 28, 2003 we completed the sale of 6,900,000 shares of common stock in a public offering that generated net proceeds of $317.5 million. The proceeds were primarily used to fund the acquisition of Century and to repay indebtedness under our revolving credit agreement. At January 30, 2004 there were no outstanding borrowings under the term loan agreement.

      Dividend payments totaled $9.4 million, $8.1 million and $8.0 million during fiscal years 2004, 2003 and 2002, respectively. The higher dividend payments were primarily attributable to an increase in our dividend rates, which were $0.400 per share, $0.355 per share and $0.340 per share in fiscal years 2004, 2003 and 2002, respectively.

      We are required to maintain certain financial ratios and minimum net worth levels contained in the covenants of our debt agreements. The covenants restrict our activities regarding investments, liens, borrowing and leasing, and payment of dividends other than stock. At January 30, 2004, we are in compliance with all financial and other covenants.

      As of January 30, 2004, we had approximately $8.3 million of cash and $190.0 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. We believe we have sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities.

Off-balance Sheet Arrangements

      We have entered into operating leases for certain facilities, vehicles and equipment. Many of our vehicle and equipment leases typically contain set residual values and residual value guarantees. We believe that the likelihood of any material amounts being funded in connection with these commitments is remote. The following table shows our approximate commitments related to those operating leases that contain residual value guarantees as of January 30, 2004 (in millions):

                                              Total
                                              Amounts    Less than     1 - 3       4 - 5       After
                                             Committed     1 year      years       years      5 years
-----------------------------------------------------------------------------------------------------
Residual guarantees under operating leases    $   3.0     $   0.1     $   1.7     $   1.2     $    --
-----------------------------------------------------------------------------------------------------

Contractual Obligations

      The following table summarizes our approximate payments due under specified contractual obligations as of January 30, 2004 (in millions):

                                                       Payments due by period
                                      --------------------------------------------------------
                                                  Less than     1 - 3       4 - 5       After
                                        Total      1 year       years       years      5 years
----------------------------------------------------------------------------------------------
Long-term debt                         $ 413.3     $  44.6     $ 113.8     $ 175.2     $  79.7
Non-cancelable operating leases          181.4        52.7        71.2        32.2        25.3
----------------------------------------------------------------------------------------------
Total contractual cash obligations     $ 594.7     $  97.3     $ 185.0     $ 207.4     $ 105.0
==============================================================================================

Recent Accounting Pronouncements

      FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As we do not currently have any derivative financial instruments, the adoption of FAS 149 did not have an impact on our consolidated financial statements.

      FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003 and clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we did not have any of these financial instruments, the adoption of FAS 150 did not have an impact on our consolidated financial statements.

      Financial Accounting Standards Board Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We are not the primary beneficiary of any variable interest entities as of January 30, 2004.

      In December 2003, a revision to FIN 46 ("FIN 46R") was issued to clarify some of the provisions of the interpretation and to exempt certain entities from its requirements. Adoption of the provisions of FIN 46R is required for interim periods ending after March 15, 2004. We are currently evaluating the impact that the adoption of this revision will have on our consolidated financial statements, and do not expect it to have a material impact.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the prescription drug benefit under Medicare. Questions have arisen regarding whether an employer that provides postretirement prescription drug coverage should recognize the effects of the Act on its accumulated postretirement benefit obligation (APBO) and net postretirement benefit costs under FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. While we do offer benefits, including prescription drug coverage, to employees who have attained certain levels of service after they have retired, those benefits are only available to retirees until age 65, at which time Medicare coverage becomes effective. As such, we do not believe that this specific provision of the Act will have a material effect on our consolidated financial statements.

      In December 2003, the FASB issued FAS 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefits cost. FAS 132-R is effective for fiscal years ending after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The provisions of FAS 132-R did not have a material effect on our consolidated financial statements.

      In December 2003, the Staff of the Securities and Exchange Commission ("SEC" or "the Staff") issued Staff Accounting Bulletin ("SAB") 104, Revenue Recognition, which superseded SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 did not have a material impact on our consolidated financial statements.

Critical Accounting Policies

      Our significant accounting policies are more fully described in the notes to the consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on our historical experience; current economic trends in the industry; information provided by customers, vendors and other outside sources and management's estimates, as appropriate. Our significant accounting policies include:

Allowance for Doubtful Accounts

      We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness and an assessment of our lien and bond rights. Initially, we estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and on a quarterly basis, we write-off uncollectible receivables. This estimate is periodically adjusted when we become aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a slowdown in the markets in which we operate may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. At January 30, 2004 and January 31, 2003, the allowance for doubtful accounts totaled $6.5 million and $8.5 million, respectively.

Inventories

      Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of each branch's physical inventory results over the last two years, a review of potential dead stock based on historical product sales and forecasted sales and an overall consolidated analysis of potential excess inventory. Periodically, the branch's perpetual inventory records are adjusted to reflect permanent declines in market value. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions. At January 30, 2004 and January 31, 2003, our inventory reserves totaled $4.5 million and $6.0 million, respectively.

Consideration Received from Vendors

      At the beginning of each calendar year, we enter into agreements with many of our vendors providing for inventory purchase rebates upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal year 2005 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

Impairment of Long-Lived Assets

      Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, we project undiscounted future cash flows over the remaining life of the asset. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators are based on market and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows that require judgment by management. If different estimates were used, the amount and timing of asset impairments could be affected. In the fourth quarter of fiscal year 2002, we recorded an impairment loss of $0.7 million related to goodwill of one entity in our Plumbing/HVAC segment.

Self-Insurance

      We are self-insured for certain losses relating to workers' compensation, automobile, general and product liability claims. We also maintain stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and our historical loss development experience. To the extent the projected future development of the losses resulting from workers' compensation, automobile, general and product liability claims incurred as of January 30, 2004 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense. At January 30, 2004 and January 31, 2003, self-insurance reserves totaled $1.0 million and $5.6 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Rate Risk

      We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in steel, nickel alloy, copper, aluminum, plastic, lumber and other commodities. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

      We believe that inflation (which has been moderate over the past few years) did not significantly affect our operating results or markets in fiscal years 2004, 2003 or 2002. As discussed above, our results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance and could continue to do so in the future.

Interest Rate Risk

      At January 30, 2004, we had approximately $124.6 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their January 30, 2004 levels, the market risk with respect to our variable-rate debt would not be material. We manage our interest rate risk by maintaining a combination of fixed-rate and variable-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                                      Page(s)
                                                                                      -------

     Consolidated Statements of Income for Fiscal Years Ended January 30, 2004,
        January 31, 2003 and January 25, 2002.......................................    36

     Consolidated Balance Sheets as of January 30, 2004 and January 31, 2003........    37

     Consolidated Statements of Shareholders' Equity for Fiscal Years Ended
        January 30, 2004, January 31, 2003 and January 25, 2002.....................    38

     Consolidated Statements of Cash Flows for Fiscal Years Ended
        January 30, 2004, January 31, 2003 and January 25, 2002.....................    39

     Notes to Consolidated Financial Statements.....................................   40-63

     Report of Independent Certified Public Accountants.............................    64

     Management's Responsibility for Financial Statements...........................    65

                               HUGHES SUPPLY, INC.
                        Consolidated Statements of Income
                      (in millions, except per share data)

                                                      Fiscal Years Ended
                                           -----------------------------------------
                                           January 30,    January 31,    January 25,
                                              2004           2003           2002
------------------------------------------------------------------------------------
Net Sales                                   $ 3,253.4      $ 3,066.3      $ 3,037.7
Cost of Sales                                 2,519.7        2,356.6        2,340.6
-----------------------------------------------------------------------------------
Gross Margin                                    733.7          709.7          697.1
-----------------------------------------------------------------------------------

Operating Expenses:
    Selling, general and administrative         589.8          568.0          564.0
    Depreciation and amortization                21.2           20.5           31.1
    Impairment of long-lived assets                --             --            0.7
-----------------------------------------------------------------------------------

       Total operating expenses                 611.0          588.5          595.8
-----------------------------------------------------------------------------------

Operating Income                                122.7          121.2          101.3
-----------------------------------------------------------------------------------

Non-Operating Income (Expenses):
    Interest and other income                     6.4            7.3            9.3
    Interest expense                            (34.6)         (30.3)         (35.9)
-----------------------------------------------------------------------------------

                                                (28.2)         (23.0)         (26.6)
-----------------------------------------------------------------------------------

Income Before Income Taxes                       94.5           98.2           74.7
Income Taxes                                     36.8           40.1           30.6
-----------------------------------------------------------------------------------
Net Income                                  $    57.7      $    58.1      $    44.1
===================================================================================

Earnings Per Share:
    Basic                                   $    2.52      $    2.50      $    1.90
===================================================================================
    Diluted                                 $    2.46      $    2.45      $    1.88
===================================================================================

Weighted average Shares Outstanding:
    Basic                                        22.9           23.2           23.2
===================================================================================
    Diluted                                      23.5           23.7           23.4
===================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.
                           Consolidated Balance Sheets
                 (in millions, except share and per share data)

                                                                                                    January 30,    January 31,
                                                                                                       2004           2003
------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
    Cash and cash equivalents                                                                        $     8.3      $     1.7
    Accounts receivable, less allowance for doubtful accounts of $6.5
       and $8.5                                                                                          493.3          423.1
    Inventories                                                                                          467.0          438.5
    Deferred income taxes                                                                                 19.4           19.7
    Other current assets                                                                                  53.0           47.1
-----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                          1,041.0          930.1

Property and Equipment, Net                                                                              161.8          157.8
Goodwill                                                                                                 609.8          320.1
Other Assets                                                                                              68.7           26.9
-----------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                                $ 1,881.3      $ 1,434.9
=============================================================================================================================

Liabilities and Shareholders' Equity
Current Liabilities:
      Current portion of long-term debt                                                              $    44.6      $    63.8
      Accounts payable                                                                                   308.3          230.0
      Accrued compensation and benefits                                                                   39.3           43.3
      Other current liabilities                                                                           45.2           34.2
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                       437.4          371.3

Long-Term Debt                                                                                           368.7          378.1
Deferred Income Taxes                                                                                     55.4           34.0
Other Noncurrent Liabilities                                                                               7.8            6.7
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                               869.3          790.1

Commitments and Contingencies (Note 10)

Shareholders' Equity:
    Preferred stock, no par value; 10,000,000 shares authorized; none issued;
       preferences, limitations and relative rights to be established by the Board of  Directors            --             --
    Common stock, par value $1 per share; 100,000,000 shares authorized;
       30,795,577 and 23,935,764 shares issued                                                            30.8           23.9
    Capital in excess of par value                                                                       533.3          222.4
    Retained earnings                                                                                    465.1          416.7
    Treasury stock, 216,952 and 245,700 shares, at cost                                                   (5.5)          (6.8)
    Unearned compensation related to outstanding restricted stock                                        (11.7)         (11.4)
-----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                                    1,012.0          644.8
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                                  $ 1,881.3      $ 1,434.9
-----------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.
                 Consolidated Statements of Shareholders' Equity
                 (in millions, except share and per share data)

                                               Common Stock     Capital in                Treasury Stock
                                           -------------------   Excess of   Retained   -------------------    Unearned
                                             Shares    Dollars   Par Value   Earnings    Shares    Dollars   Compensation    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 26, 2001                24,211,485   $ 24.2    $ 228.1    $ 337.1    (576,783)  $ (13.3)   $  (6.1)    $   570.0
  Net income                                       --       --         --       44.1          --        --         --          44.1
  Cash dividends--$0.340 per share                 --       --         --       (8.0)         --        --         --          (8.0)
  Purchase of treasury stock                       --       --         --         --    (394,700)     (7.5)        --          (7.5)
  Shares issued under stock option plans
    and related tax benefits                       --       --        0.3       (1.7)    265,378       5.6         --           4.2
  Purchase and retirement
    of common shares                          (91,322)    (0.1)      (0.8)      (1.1)         --        --         --          (2.0)
  Retirement of treasury stock               (342,854)    (0.3)      (3.2)      (4.0)    342,854       7.5         --            --
  Issuance of restricted stock,
    net of cancellations                       (2,709)      --        0.5        1.3     339,000       7.2       (9.5)         (0.5)
  Amortization of restricted stock                 --       --         --         --          --        --        1.5           1.5
  Cancellation of stock rights issued
    to bestroute.com                               --       --       (7.3)        --          --        --         --          (7.3)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 25, 2002                23,774,600   $ 23.8    $ 217.6    $ 367.7     (24,251)  $  (0.5)   $ (14.1)    $   594.5
  Net income                                       --       --         --       58.1          --        --         --          58.1
  Cash dividends--$0.355 per share                 --       --         --       (8.5)         --        --         --          (8.5)
  Purchase of treasury stock                       --       --         --         --    (257,000)     (7.1)        --          (7.1)
  Shares issued under stock option plans
    and related tax benefits                  216,836      0.1        5.8       (0.1)     15,551       0.3         --           6.1
  Purchase and retirement
    of common shares                          (25,784)      --       (0.5)      (0.6)         --        --         --          (1.1)
  Issuance of restricted stock,
    net of cancellations                      (29,888)      --       (0.5)       0.1      20,000       0.5       (0.1)           --
  Amortization of restricted stock                 --       --         --         --          --        --        2.8           2.8
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2003                23,935,764   $ 23.9    $ 222.4    $ 416.7    (245,700)  $  (6.8)   $ (11.4)    $   644.8
  Net income                                       --       --         --       57.7          --        --         --          57.7
  Cash dividends--$0.400 per share                 --       --         --      (10.1)         --        --         --         (10.1)
  Purchase of treasury stock                       --       --         --         --    (258,600)     (6.0)        --          (6.0)
  Shares issued under stock option plans
    and related tax benefits                       --       --        1.2       (0.4)    199,348       5.1         --           5.9
  Issuance of common stock, net             6,900,000      6.9      310.6         --          --        --         --         317.5
  Purchase and retirement
    of common shares                          (10,299)      --       (0.1)      (0.3)         --        --         --          (0.4)
  Issuance of restricted stock,
    net of cancellations                      (29,888)      --       (0.8)       1.5      88,000       2.2       (3.3)         (0.4)
  Amortization of restricted stock                 --       --         --         --          --        --        3.0           3.0
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 30, 2004                30,795,577   $ 30.8    $ 533.3    $ 465.1    (216,952)  $  (5.5)   $ (11.7)    $ 1,012.0
-----------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HUGHES SUPPLY, INC.
                      Consolidated Statements of Cash Flows
                                  (in millions)

                                                                                                Fiscal Years Ended
                                                                                        -------------------------------------
                                                                                        January 30,  January 31,  January 25,
                                                                                           2004         2003         2002
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income                                                                            $  57.7      $  58.1      $  44.1
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                         21.2         20.5         31.1
       Provision for doubtful accounts                                                        4.6          9.1         11.1
       Amortization of restricted stock                                                       2.7          2.8          1.0
       Income tax benefit of stock options exercised                                          1.2          1.4          0.3
       Deferred income taxes                                                                 10.7         14.9         10.4
       Other                                                                                  2.9         (1.2)         0.1
    Changes in assets and liabilities, net of businesses acquired:
       Accounts receivable                                                                  (24.3)       (24.3)        50.1
       Inventories                                                                           16.8        (11.6)        55.0
       Other current assets                                                                  (0.8)        10.6        (12.3)
       Other assets                                                                          (3.6)        (0.4)        (1.8)
       Accounts payable                                                                      63.3         25.2        (41.3)
       Accrued compensation and benefits                                                     (8.5)         9.0         (0.9)
       Other current liabilities                                                              0.9         (2.3)        (4.3)
       Other noncurrent liabilities                                                           1.1          0.6          0.4
---------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                          145.9        112.4        143.0
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Capital expenditures                                                                    (15.9)       (15.3)       (16.9)
    Proceeds from sale of property and equipment                                              4.0          4.5          8.7
    Business acquisitions, net of cash                                                     (279.6)       (33.4)       (32.0)
    Proceeds from sale of investment in affiliated entity                                      --          2.0           --
    Purchase of bestroute.com stock rights                                                     --           --         (7.3)
    Proceeds from sale of pool and spa business                                                --           --         25.0
---------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                             (291.5)       (42.2)       (22.5)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Net borrowings (payments) under short-term debt arrangements                             27.7         19.6       (100.3)
    Proceeds from issuance of senior term loan                                              250.0           --           --
    Principal payments on other debt and debt of acquired entities                         (422.3)       (73.0)       (23.8)
    Proceeds from issuance of common stock, net                                             317.5           --           --
    Change in book overdrafts                                                                (4.6)       (10.3)         1.8
    Purchase of treasury shares                                                              (6.0)        (7.1)        (7.5)
    Dividends paid                                                                           (9.4)        (8.1)        (8.0)
    Other                                                                                    (0.7)         3.6          1.7
---------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                152.2        (75.3)      (136.1)
---------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                          6.6         (5.1)       (15.6)
Cash and Cash Equivalents, Beginning of Year                                                  1.7          6.8         22.4
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                                    $   8.3      $   1.7      $   6.8
===========================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Note 1--Description of Business and Summary of Significant Accounting Policies

Business

      Founded in 1928, we are one of the nation's largest diversified wholesale distributors of construction, repair and maintenance-related products distributing over 350,000 products to more than 100,000 customers through 486 branches located in 38 states. Our customers include electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

      We are organized on a product line basis into six reportable segments:
Water & Sewer; Plumbing/Heating and Air Conditioning (HVAC); Maintenance, Repair and Operations (MRO); Utilities; Electrical and Industrial Pipe, Valves and Fittings (PVF). An "All Other" category includes our Building Materials, Fire Protection and Mechanical Industrial product lines.

Principles of Consolidation

      Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Results of operations of companies acquired are included from their respective dates of acquisition. Investments in 50% or less owned affiliates over which we have the ability to exercise significant influence are accounted for using the equity method. During fiscal years 2004, 2003 and 2002, we did not have any "less than 20% owned" investments in affiliates accounted for under the equity method.

Fiscal Year

      Our fiscal year is a 52- or 53-week period ending on the last Friday in January. Fiscal years 2004 and 2002 contained 52 weeks while fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the first quarter.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and the differences could be material.

Cash and Cash Equivalents

      We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

      We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness, and an assessment of our lien and bond rights. Initially, we estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and on a quarterly basis, we write off uncollectible receivables. This estimate is periodically adjusted when we become aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a slowdown in the markets in which we operate may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. At January 30, 2004 and January 31, 2003, the allowance for doubtful accounts totaled $6.5 million and $8.5 million, respectively.

Inventories

      Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of each branch's physical inventory results over the last two years, a review of potential dead stock based on historical product sales and forecasted sales and an overall consolidated analysis of potential excess inventory. Periodically, the branch's perpetual inventory records are adjusted to reflect permanent declines in market value. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions. At January 30, 2004 and January 31, 2003, our inventory reserves totaled $4.5 million and $ 6.0 million, respectively.

Consideration Received From Vendors

      At the beginning of each calendar year, we enter into agreements with many of our vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates received on products not yet sold. While we believe that we will continue to receive consideration from vendors in fiscal year 2005 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

Property and Equipment

      Property and equipment are recorded at cost and depreciated using both straight-line and declining-balance methods based on the following estimated useful lives of the assets:

        Buildings and improvements                        5-40 years
        Transportation equipment                          2-20 years
        Furniture, fixtures and equipment                 1-12 years

      Maintenance and repair costs are charged to expense as incurred. Renewals and improvements that extend the useful lives of assets are capitalized. Gains or losses are recognized upon disposition. Interest costs related to assets under construction are capitalized during the construction period and totaled $0.6 million, $0.4 million and $0.3 million in fiscal years 2004, 2003 and 2002. Depreciation of property and equipment totaled $16.6 million, $16.1 million and $18.1 million in fiscal years 2004, 2003 and 2002, respectively.

Goodwill

      Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Effective January 26, 2002, we adopted Statement of Financial Accounting Standards ("FAS") 142, Goodwill and Other Intangible Assets. FAS 142 requires entities to assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in fiscal year 2003. When the fair value is less than the related goodwill value, entities are required to reduce the amount of goodwill. The approach to evaluating the recoverability of goodwill as outlined in FAS 142 requires the use of valuation techniques utilizing estimates and assumptions about projected future operating results and other variables. Under the new impairment approach, we may be subject to earnings volatility if additional goodwill impairment occurs at a future date. FAS 142 also requires entities to discontinue the amortization of goodwill, including amortization of goodwill acquired in past business combinations. Accordingly, we no longer amortized goodwill beginning in fiscal year 2003 (see note 4).

      At January 30, 2004 and January 31, 2003, goodwill, net of accumulated amortization, totaled $609.8 million and $320.1 million, respectively. Accumulated amortization of goodwill totaled $40.3 million at January 30, 2004 and January 31, 2003.

Other Assets

      We capitalize certain software development costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from 2 to 7 years. At January 30, 2004 and January 31, 2003, capitalized software development costs totaled $10.6 million and $9.4 million, respectively, net of accumulated amortization of $14.9 million and $11.7 million, respectively. Amortization of capitalized software development costs totaled $3.2 million, $3.9 million and $3.6 million in fiscal years 2004, 2003 and 2002, respectively.

      Intangible assets, which principally consist of customer contracts acquired in business combinations, are recorded at their respective fair values in accordance with FAS 141, Business Combinations, and are generally amortized using the straight-line method. Additional disclosure related to acquired other intangible assets as of fiscal year-end 2004 and 2003 are as follows (in millions):

                                                  Fiscal Years Ended
                                  -----------------------------------------------------
                                           2004                         2003
                                  -----------------------------------------------------
                                   Gross                        Gross
                                  Carrying    Accumulated      Carrying    Accumulated
                                   Value      Amortization      Value      Amortization
                                  --------    ------------     --------    ------------
Amortized intangible assets

 Acquired customer contracts      $   37.1      $   (1.4)      $    8.2      $   (0.2)
 Non-compete/employment
  agreements                           3.1          (0.3)           0.4          (0.1)
                                  --------      --------       --------      --------
  Total                               40.2          (1.7)           8.6          (0.3)

Unamortized intangible assets

 Private label tradenames              5.9            --             --            --
                                  --------      --------       --------      --------
  Total                           $   46.1      $   (1.7)      $    8.6      $   (0.3)
                                  ---------------------------------------------------

      The weighted-average amortization period is 13 years for acquired customer contracts and 5 years for non-compete agreements. The weighted-average period for acquired customer contracts and non-compete agreements on a combined basis is 12 years.

      The aggregate amortization expense for fiscal years 2004, 2003 and 2002 was $1.4 million, $0.4 million and $0.2 million, respectively. Total estimated annual amortization expense expected for the next five fiscal years, based on current levels of intangible assets is $3.5 million.

Impairment of Long-Lived Assets Other than Goodwill

      Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, we project undiscounted future cash flows over the remaining life of the asset. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition (see note 6). Our judgments regarding the existence of impairment indicators are based on market and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows. If different estimates were used, the amount and timing of asset impairments could be affected.

Self-Insurance

      We are self-insured for certain losses relating to workers' compensation, automobile, general and product liability claims. We also maintain stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and our historical loss development experience. To the extent the projected future development of the losses resulting from workers' compensation, automobile, general and product liability claims incurred as of January 30, 2004 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense. At January 30, 2004 and January 31, 2003, self-insurance reserves totaled $1.0 million and $5.6 million, respectively.

Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits, and other current liabilities approximate their fair values because of the short-term nature of these instruments. The fair value of our long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. The fair value of long-term debt was computed by discounting the remaining cash flows by a rate equal to the estimated constant treasury rate for the remaining life of the debt instrument plus applicable credit spread over the remaining average life of the issue. The fair values of long-term debt approximated $324.3 million and $395.9 million and the related carrying values were $413.3 million and $441.9 million at January 30, 2004 and January 31, 2003, respectively.

Revenue Recognition

      We ship products to customers predominantly by our internal fleet and to a lesser extent by third party carriers. We recognize revenues from product sales when title to the products is passed to the customer, which occurs at the point of destination for products shipped by our internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $2.6 million, $2.4 million and $2.6 million in fiscal years 2004, 2003 and 2002, respectively.

Concentration of Credit Risk

      The majority of our sales are credit sales which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the construction industry in the areas where they operate. Concentration of credit, risk with respect to trade accounts receivable, is limited by the large number of customers comprising our customer base. We perform ongoing credit evaluations of our customers and in certain situations obtain collateral sufficient to protect our credit position.

Advertising

      Advertising costs are charged to expense as incurred and totaled $6.8 million, $5.1 million and $5.3 million in fiscal years 2004, 2003 and 2002, respectively.

Shipping and Handling Fees and Costs

      We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $25.3 million, $24.1 million and $23.5 million in fiscal years 2004, 2003 and 2002, respectively.

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

Stock-Based Compensation

      We measure compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period.

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions except per share data):

                                                                                          Fiscal Years Ended
                                                                                   -------------------------------
                                                                                     2004        2003        2002
------------------------------------------------------------------------------------------------------------------
Net income as reported:                                                            $  57.7     $  58.1     $  44.1
Deduct:  Total stock-based compensation expense determined under the
             fair value based method for all awards, net of related tax effects       (3.6)       (2.0)       (0.6)
------------------------------------------------------------------------------------------------------------------

Pro forma net income                                                               $  54.1     $  56.1     $  43.5
==================================================================================================================

Earnings per share:
    Basic--as reported                                                             $  2.52     $  2.50     $  1.90
==================================================================================================================
    Basic--pro forma                                                               $  2.36     $  2.42     $  1.88
==================================================================================================================

    Diluted--as reported                                                           $  2.46     $  2.45     $  1.88
==================================================================================================================
    Diluted--pro forma                                                             $  2.30     $  2.37     $  1.86
==================================================================================================================

Comprehensive Income

      We do not have any significant components of comprehensive income.

Reclassifications

      Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no net impact on previously reported results of operations.

Recent Accounting Pronouncements

      FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As we do not currently have any derivative financial instruments, the adoption of FAS 149 did not have an impact on our consolidated financial statements.

      FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003 and clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we did not have any of these financial instruments, the adoption of FAS 150 did not have an impact on our consolidated financial statements.

      Financial Accounting Standards Board Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We are not the primary beneficiary of any variable interest entities as of January 30, 2004.

      In December 2003, a revision to FIN 46 ("FIN 46R") was issued to clarify some of the provisions of the interpretation and to exempt certain entities from its requirements. Adoption of the provisions of FIN 46R is required for interim periods ending after March 15, 2004. We are currently evaluating the impact that the adoption of this revision will have on our consolidated financial statements, and do not expect it to have a material impact.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the prescription drug benefit under Medicare. Questions have arisen regarding whether an employer that provides postretirement prescription drug coverage should recognize the effects of the Act on its accumulated postretirement benefit obligation (APBO) and net postretirement benefit costs under FAS 106, Employers' Accounting for Postretirement
Benefits Other Than Pensions. While we do offer benefits, including prescription drug coverage, to employees who have attained certain levels of service after they have retired, those benefits are only available to retirees until age 65, at which time Medicare coverage becomes effective. As such, we do not believe that this specific provision of the Act will have a material effect on our consolidated financial statements.

      In December 2003, the FASB issued FAS 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefits cost. FAS 132-R is effective for fiscal years ending after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The provisions of FAS 132-R did not have a material effect on our consolidated financial statements.

      In December 2003, the Staff of the Securities and Exchange Commission ("SEC" or "the Staff") issued Staff Accounting Bulletin ("SAB") 104, Revenue Recognition, which superseded SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 did not have a material impact on our consolidated financial statements.

Note 2--Business Combinations and Divestitures

Business Combinations

      On December 19, 2003, we acquired Century Maintenance Supply, Inc. ("Century"), a leading supplier of MRO products serving the multi-family apartment market throughout the United States. The acquisition will enable us to become a leader in the apartment MRO market and facilitate entry into adjacent customer markets.

      The purchase price consisted of $260.0 million cash paid for Century's net assets, including the assumption of $31.4 million of accounts payable and accrued liabilities and $101.4 million of debt. The results of Century's operations have been included in our consolidated statements of income since December 19, 2003. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141. Goodwill, of which approximately $7.1 million is deductible for tax purposes, and other intangible assets recorded in connection with the transaction totaled $271.1 million and $36.4 million, respectively. The goodwill and intangible assets were assigned entirely to our MRO segment. The fair value assigned to intangible assets and the related weighted-average useful life was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The intangible assets are subject to amortization and consist primarily of customer lists, private label trade names and employment agreements that are amortized on a straight-line basis over a weighted-average useful life of 11.5 years. The estimated annual amortization expense related to these contracts for the next five fiscal years is expected to be $2.8 million. Unaudited pro-forma operating results of operations, assuming the acquisition of Century had been completed as of the beginning of fiscal year 2003, are as follows (in millions except per share data):

                                                           Fiscal Years Ended
                                                        ------------------------
                                                          2004           2003
--------------------------------------------------------------------------------
Net sales                                               $ 3,534.4      $ 3,357.0
Operating income                                            153.2          148.3
Net income                                                   67.2           66.0
--------------------------------------------------------------------------------
Earnings per share:
  Basic                                                 $    2.93      $    2.85
  Diluted                                               $    2.86      $    2.79
--------------------------------------------------------------------------------

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented or the results which may occur in the future.

      Effective August 4, 2003, we acquired substantially all of the net assets of Marden Susco, LLC ("Marden Susco"), a southern California supplier of underground piping products for use in municipal water, sewer and storm drain systems. As a result of the acquisition, we have expanded the geographical presence of our Water & Sewer business into the state of California.

      The purchase price consisted of $19.6 million cash paid for Marden Susco's net assets, including the assumption of $13.7 million of accounts payable and accrued liabilities and $6.7 million of debt. The results of Marden Susco's operations have been included in our consolidated statements of income since August 4, 2003. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141. Goodwill, all of which is deductible for income tax purposes, and other intangible assets recorded in connection with the transaction totaled $18.1 million and $1.0 million, respectively. The goodwill and intangible assets were assigned entirely to our Water & Sewer segment. The fair value assigned to intangible assets and the related weighted-average useful life was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The intangible assets are subject to amortization and consist primarily of employment agreements, revenue backlog, and customer lists that are amortized on a straight-line basis over a weighted-average useful life of 4.8 years. The estimated annual amortization expense related to these contracts for the next five fiscal years is expected to be $0.1 million. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Marden Susco are not material to our consolidated operating results or assets.

      On August 9, 2002, we acquired 100% of the capital stock of Utiliserve Holdings, Inc. and its subsidiaries ("Utiliserve"), a wholesale distributor of electrical transmission and distribution products and services to the United States' electric utility industry. As a result of the acquisition, we are a leading provider of electrical transmission and distribution products and services in the United States. We also expanded our development of customer contracts as a result of Utiliserve's value-added services, including vendor-managed inventory, collaborative emergency response and job-site delivery. Through its supply chain management solutions, Utiliserve is able to assume full responsibility for its customers' warehouse, workflow and inventory management needs.

      The purchase price consisted of $33.4 million cash paid (net of cash acquired of $1.9 million) for Utiliserve's net equity along with the assumption of $54.5 million and $33.2 million of debt and other liabilities, respectively. The results of Utiliserve's operations have been included in our consolidated statements of income since August 9, 2002. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141. Goodwill, of which approximately $25.7 million is deductible for income tax purposes, and other intangible assets recorded in connection with the transaction totaled $56.3 million and $8.6 million, respectively. The goodwill was assigned entirely to our Utilities segment. The fair value assigned to intangible assets and the related weighted-average useful life was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The intangible assets are subject to amortization and consist mainly of customer contracts that are being amortized on a straight-line basis over a weighted-average useful life of 14.6 years. The estimated annual amortization expense related to these contracts for the next five fiscal years is expected to be $0.6 million.

      During fiscal year 2002, we acquired several other wholesale distributors of materials to the construction and industrial markets that were accounted for as purchases. These acquisitions, individually and in the aggregate, did not have a material effect on the consolidated financial statements. Results of operations of these companies from their respective dates of acquisition have been included in the consolidated financial statements.

      The assets acquired and liabilities assumed for acquisitions are summarized below (in millions):

                                                       Fiscal Years Ended
                                                -------------------------------
                                                  2004        2003        2002
-------------------------------------------------------------------------------
Accounts receivable                             $  50.4     $  19.9     $  13.5
Inventories                                        45.3        30.5         9.7
Property and equipment                              3.1         2.4         1.0
Goodwill                                          289.2        56.3        23.7
Other assets (including intangibles)               44.8        13.9         0.1
-------------------------------------------------------------------------------
  Assets acquired                                 432.8       123.0        48.0
-------------------------------------------------------------------------------

Accounts payable and accrued liabilities          (45.1)      (33.2)       (8.1)
Long-term debt                                   (108.1)      (54.5)       (8.6)
-------------------------------------------------------------------------------
  Liabilities assumed                            (153.2)      (87.7)      (16.7)
-------------------------------------------------------------------------------

Cash purchase price                             $ 279.6     $  35.3     $  31.3
-------------------------------------------------------------------------------

Divestitures

      On December 30, 2002, we sold our remaining 49.0% equity investment in Anasteel Supply Company, LLC. for $2.3 million. We received cash proceeds of $2.0 million with the remaining $0.3 million of consideration in the form of a note receivable due July 31, 2005. The note receivable bears interest at a fixed rate of 7.0%.

      In fiscal year 2000, we invested $1.8 million in bestroute.com ("bestroute"), an e-commerce company founded in 1999 to provide hard-to-find inventory products to wholesale distributors and end-users via the internet. During fiscal year 2001, we were required to fund an additional $6.3 million to bestroute as certain operating thresholds were met. In September 2000, we acquired the remaining 51.0% interest of bestroute in a transaction where the other members of bestroute received 723,183 stock rights of our company. Under the terms of the agreement, the stock rights were exercisable by the holders on or after February 1, 2001 and granted the holders the right to convert their bestroute holdings into our common stock. The agreement also provided a call provision under which we had the ability to call the stock rights in exchange for shares of our common stock. The exercise of a portion of the stock rights issued was contingent upon bestroute meeting its operating plan and demonstrating continued viability as a business. In the fourth quarter of fiscal year 2001, bestroute was not able to meet its operating plan and incurred operating losses of $2.1 million. These losses were attributed to bestroute's inability to gain market acceptance and generate revenues sufficient to cover its operating costs. As a result of these continued losses and viability concerns, we discontinued bestroute's operations on March 2, 2001, and entered into an agreement with the holders of the stock rights to cancel 347,541 of the stock rights and redeem the remaining rights for $7.3 million of cash.

Note 3--Property and Equipment

      Property and equipment at January 30, 2004 and January 31, 2003 consist of the following (in millions):

                                                            2004         2003
-------------------------------------------------------------------------------
Land                                                      $   37.2     $   34.6
Buildings and improvements                                   138.3        117.5
Transportation equipment                                      21.1         24.1
Furniture, fixtures and equipment                             86.6         75.9
Construction in progress                                       1.3         19.9
-------------------------------------------------------------------------------
                                                             284.5        272.0
Less accumulated depreciation                               (122.7)      (114.2)
-------------------------------------------------------------------------------
                                                          $  161.8     $  157.8
-------------------------------------------------------------------------------

Note 4--Goodwill

      Effective January 26, 2002, we adopted both FAS 141 and FAS 142. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria, which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under FAS 142, goodwill is no longer amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different from the undiscounted cash flow policy that was previously followed.

      Our nine operating segments are also the reporting units defined in FAS
142. The reporting units' goodwill was tested for impairment during the first quarter of fiscal year 2004 based upon the expected present value of future cash flows approach. As a result of this valuation process, as well as the application of the remaining provisions of FAS 142, we concluded that there was no impairment of goodwill related to any of our reporting units.

      A summary of the changes in the carrying amount of goodwill by reportable segment for the period ended January 30, 2004 is as follows (in millions):

                          Water &    Plumbing/                                      Industrial
                           Sewer       HVAC        MRO      Utilities   Electrical     PVF      All Other     Total
                         -------------------------------------------------------------------------------------------
Balance at
  January 25, 2002       $  86.6     $  50.1     $   1.7     $   2.5     $   9.0     $  56.4     $  57.5     $ 263.8

Goodwill acquired             --          --          --        56.3          --          --          --        56.3
--------------------------------------------------------------------------------------------------------------------
Balance at
  January 31, 2003          86.6        50.1         1.7        58.8         9.0        56.4        57.5       320.1

Goodwill acquired           18.1          --       271.1          --          --          --          --       289.2

Finalization of
  purchase accounting         --          --          --         0.5          --          --          --         0.5
--------------------------------------------------------------------------------------------------------------------
Balance at
  January 30, 2004       $ 104.7     $  50.1     $ 272.8     $  59.3     $   9.0     $  56.4     $  57.5     $ 609.8
--------------------------------------------------------------------------------------------------------------------

      Prior to the adoption of FAS 142, we amortized goodwill over estimated useful lives ranging from 15 to 40 years. Had we accounted for goodwill consistent with the provisions of FAS 142 in prior periods, our net income, basic earnings per share and diluted earnings per share would have been affected as follows (in millions except per share data):

                                                         Fiscal Years Ended
                                                   -----------------------------
                                                     2004       2003       2002
--------------------------------------------------------------------------------

Net income, as reported                            $  57.7    $  58.1    $  44.1
Add:  goodwill amortization, net of tax                 --         --        5.4
--------------------------------------------------------------------------------
Adjusted net income                                $  57.7    $  58.1    $  49.5
================================================================================

Basic earnings per share, as reported              $  2.52    $  2.50    $  1.90
Add:  goodwill amortization, net of tax                 --         --       0.23
--------------------------------------------------------------------------------
Adjusted basic earnings per share                  $  2.52    $  2.50    $  2.13
================================================================================

Diluted earnings per share, as reported            $  2.46    $  2.45    $  1.88
Add:  goodwill amortization, net of tax                 --         --       0.23
--------------------------------------------------------------------------------
Adjusted diluted earnings per share                $  2.46    $  2.45    $  2.11
--------------------------------------------------------------------------------

Note 5--Branch Closure and Consolidation Activities

      In the normal course of business, we continually evaluate the operations and performance of our individual branches and identify branches for closure or consolidation. Prior to fiscal year 2002, we approved a plan to close and consolidate 43 branches, including bestroute as discussed in note 2 above, because these branches did not strategically fit into our core businesses and/or they did not perform to our expectations. During fiscal year 2003, we announced the closure of an additional seven branches along with a distribution center in Georgia.

      Effective January 1, 2003, we adopted FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. FAS 146 was effective for exit or disposal activities initiated after December 31, 2002.

      We closed seven underperforming Plumbing/HVAC branches and our Texas distribution center during January 2004. Approximately $2.2 million of selling, general and administrative expenses were recorded in connection with these closings.

      In addition to our branch closure activities, we relocated our corporate offices during October 2003. As a result of this decision, we recorded approximately $2.0 million of selling, general and administrative expenses during fiscal year 2004 to establish an accrued liability for the fair value of the remaining lease payments due under the previous locations' leases, net of estimated sublease income. The accrual is expected to be paid out substantially by April 2005.

      The following is a summary of the expenses associated with our closure activities (in millions):

                                                          Fiscal Years Ended
                                                     ---------------------------
                                                      2004      2003       2002
--------------------------------------------------------------------------------

Cost of sales                                        $   --    $  0.4     $  1.7
================================================================================

   Lease expense                                     $  4.0    $   --     $  1.6
   Severance expense                                     --       0.1        0.5
   Professional expense (contractual obligation)         --        --        0.7
   Other                                                0.4      (0.3)       0.9
--------------------------------------------------------------------------------
Selling, general and administrative expenses         $  4.4    $ (0.2)    $  3.7
================================================================================

Non-operating expenses                               $   --    $   --     $  0.7
--------------------------------------------------------------------------------

      The cost of sales amounts represented inventory write-downs of products that will no longer be saleable following the closure of the branches. Severance expense included charges associated with payments owed to employees who have been or will be involuntarily terminated in connection with our branch closures. We have accrued the estimated lease obligations from the planned closure dates through the end of the contractual lease terms, net of any estimated sublease income. Other costs accrued for branches identified for closure were based on amounts due under agreements and/or based on estimates to terminate such agreements as well as certain executory expenses. Non-operating expenses primarily related to write-downs of assets for which we project the undiscounted cash flows to be less than the carrying amount of the related investment.

      During the third quarter of fiscal year 2003, we reversed accruals totaling $0.5 million related to previous branch closures, mainly as a result of favorable settlements of lease obligations for less than originally anticipated.

      The liability balance, included in other current liabilities, related to our closure activities as of January 30, 2004 and January 31, 2003 was as follows (in millions):

                                                            Fiscal Years Ended
                                                           --------------------
                                                             2004         2003
-------------------------------------------------------------------------------
Beginning balance                                          $   1.2      $   3.1
   Provision (income)                                          4.4         (0.2)
   Cash expenditures:
     Lease                                                    (1.4)        (1.1)
     Severance                                                  --         (0.1)
     Other                                                    (0.1)        (0.3)
   Non-cash asset impairments                                   --         (0.2)
-------------------------------------------------------------------------------
Ending balance                                             $   4.1      $   1.2
-------------------------------------------------------------------------------

Note 6--Impairment of Long-Lived Assets

      In the fourth quarter of fiscal year 2002, we recorded an impairment loss of $0.7 million related to goodwill of one entity in our Plumbing/HVAC segment.

Note 7--Total Debt

      Total debt at January 30, 2004 and January 31, 2003 consists of the following (in millions):

                                                                              Fiscal Years Ended
                                                                             --------------------
                                                                               2004         2003
-------------------------------------------------------------------------------------------------
8.27% senior notes, due 2003                                                 $    --      $  19.0
8.27% senior notes, due 2005                                                    11.2         16.8
8.42% senior notes, due 2007                                                    82.4        103.0
7.96% senior notes, due 2011                                                    70.0         79.3
7.14% senior notes, due 2012                                                    32.4         36.2
7.19% senior notes, due 2012                                                    40.0         40.0
6.74% senior notes, due 2013                                                    45.2         50.0
Unsecured bank notes under $290.0 revolving credit agreement,
payable March 26, 2007, with an interest rate of 2.0% at January 30, 2004      100.0         72.4
Other notes payable with varying interest rates of 2.2% to 7.6% at
at January 30, 2004 with due dates from 2004 to 2010                            32.1         25.2
-------------------------------------------------------------------------------------------------
 Total debt                                                                    413.3        441.9
Less current portion                                                           (44.6)       (63.8)
-------------------------------------------------------------------------------------------------
 Total long-term debt                                                        $ 368.7      $ 378.1
=================================================================================================

Unsecured Bank Notes and Line of Credit Agreements

      On March 26, 2003, we replaced our existing $275.0 million revolving credit agreement, which was scheduled to mature on January 25, 2004, with a new $252.5 million revolving credit agreement (the "new credit agreement"), subject to borrowing limitations, which matures on March 26, 2007. On May 22, 2003, we amended the new credit agreement to increase maximum borrowing capacity from $252.5 million to $290.0 million effective June 9, 2003. The new credit agreement is unsecured and contains financial and other covenants, including limitations on dividends and maintenance of certain financial ratios. Interest is payable at market rates plus applicable margins and commitment fees ranging from 0.15% to 0.30% per annum are paid on the new credit agreement.

      We have a commercial paper program backed by our new credit agreement. There were no commercial paper borrowings outstanding at January 30, 2004 or at January 31, 2003.

      In order to initially fund the acquisition of Century, we borrowed $250.0 million at 3.39% under an interim senior unsecured term loan agreement (the "term loan"). Effective December 19, 2003, the new credit agreement was amended to permit the new term loan borrowings and to make financial and other covenants essentially the same as those in the term loan agreement.

      On January 28, 2004, we completed the sale of 6,900,000 shares of common stock in a public offering that generated net proceeds of $317.5 million. The proceeds we received were primarily used to fund the acquisition of Century. At January 30, 2004 there were no outstanding borrowings under the term loan agreement.

      We had two short-term lines of credit with borrowing capacities of $10.0 million and $15.0 million, respectively, during fiscal year 2003. On July 25, 2002, both line of credit agreements were amended to extend the maturity dates to June 30, 2003 and the funds under the $15.0 million line were allocated to an operating lease agreement. On August 30, 2002, the operating lease agreement was amended to increase borrowing capacity from $15.0 million to $18.7 million. Under the terms of the operating lease agreement, we lease certain equipment, including vehicles, forklifts and trailers from various companies with funds provided by the $18.7 million line of credit. Monthly payments are made to the bank in accordance with the terms of each specific equipment lease. There was no remaining availability under the operating lease agreement at January 30, 2004. The $10.0 million line of credit was uncommitted and terminated when the new credit agreement was executed.

Other Notes Payable

      On June 22, 2001, we entered into an agreement ("lease facility agreement") with Atlantic Financial Group, Ltd. ("AFG"), certain financial parties as lenders, and SunTrust Bank as agent ("SunTrust") in which AFG and SunTrust agreed to fund up to $40.0 million for the acquisition and development of real property projects, including up to $25.0 million for our new corporate headquarters building in Orlando, Florida ("Orlando property"). Concurrently, we entered into an agreement with AFG, certain financial parties as lenders, and SunTrust as agent for the construction of a new multi-branch complex in Miami, Florida ("Miami property"). Pursuant to this agreement, AFG and SunTrust agreed to fund up to $15.0 million for the construction of this facility.

Orlando Property

      Under the terms of the loan agreement ("Orlando loan agreement") between AFG and SunTrust for the Orlando property, AFG was required to fund the lease facility through a nominal equity investment, with the remainder funded through non-recourse borrowings from SunTrust. Concurrent with the execution of the Orlando loan agreement, we executed a master lease agreement ("Orlando lease agreement") with AFG under which we would lease the Orlando property for a five-year term, including the construction period and a lease period. The Orlando lease agreement required interest only payments that began at the earlier of the completion of construction or eighteen months following the acquisition of the Orlando property. Payments were interest only at LIBOR rates plus applicable credit spreads.

      On June 5, 2002, we terminated our Orlando loan agreement with AFG and SunTrust. Concurrently, we executed a new real estate term credit agreement (the "credit agreement") with SunTrust, and the outstanding principal balance of $1.7 million under the Orlando loan agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25.0 million for the acquisition and development of our new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads and matures July 31, 2005. At January 30, 2004 and January 31, 2003, the total outstanding borrowings of $24.4 million and $10.1 million, respectively, under the credit agreement are recorded in long-term debt.

      On March 16, 2004, we entered into sale-leaseback transaction in which we sold the Orlando property to a subsidiary of Wachovia Development Corporation and leased the property back for a period of 20 years. The lease expires on March 16, 2024, with five 5-year extensions exercisable at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee of the value of the leased facility. The lease is accounted for as an operating lease.

Miami Property

      Under the terms of the loan agreement ("Miami loan agreement") between AFG and SunTrust for the Miami property, AFG was required to fund the Miami property through an equity investment of approximately 20% with the remainder funded through non-recourse borrowings from SunTrust. Concurrent with the execution of the Miami loan agreement, we executed a master lease agreement (the "Miami lease agreement") with AFG. Under the terms of the Miami lease agreement, we leased the Miami property with rent payments beginning September 2003. Rent payments for the first four years were to be interest only at a rate based on LIBOR plus applicable credit spreads.

      As the lease was treated as a capital lease the outstanding borrowings and related assets were reflected in long-term debt and property and equipment. At January 31, 2003, the total outstanding borrowings of $6.7 million under the Miami loan agreement were recorded in long-term debt. There were no outstanding borrowings under the Miami lease agreement at January 30, 2004 because on January 30, 2004, a subsidiary of SunTrust Bank agreed to purchase the property from AFG and to lease the property to us under a new 20-year term lease expiring in 2024, with 5 year extensions exercisable at our option upon 12 months notice. The future minimum lease payments under the lease are approximately $22.7 million. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee of the value of the leased facility. The gain on the sale of approximately $0.1 million will be amortized over the minimum term of the lease, which has been accounted for as an operating lease.

Other

      Our debt agreements contain covenants that require that we, among other things, maintain certain financial ratios and minimum net worth levels. The covenants also restrict our activities regarding investments, liens, borrowing and leasing, and payment of dividends other than stock. Under the dividend covenant, approximately $155.4 million was available at January 30, 2004 for payment of dividends. At January 30, 2004, we were in compliance with all financial and other covenants.

      Maturities of debt for each of the five years subsequent to January 30, 2004 and in the aggregate are as follows (in millions):

Fiscal Years Ending
--------------------------------------------------------------------------------
2005                                                                    $   44.6
2006                                                                        68.8
2007                                                                        45.0
2008                                                                       151.1
2009                                                                        24.1
Thereafter                                                                  79.7
--------------------------------------------------------------------------------

  Total                                                                 $  413.3
================================================================================

Note 8--Income Taxes

      The consolidated provision for income taxes consists of the following (in millions):

                                                      Fiscal Years Ended
                                               --------------------------------
                                                2004         2003         2002
-------------------------------------------------------------------------------
Currently payable:
    Federal                                    $ 26.5       $ 23.3       $ 17.8
    State                                         2.7          2.1          2.3
-------------------------------------------------------------------------------
                                                 29.2         25.4         20.1
-------------------------------------------------------------------------------
Deferred:
    Federal                                       6.9         13.2         11.0
    State                                         0.7          1.5         (0.5)
-------------------------------------------------------------------------------
                                                  7.6         14.7         10.5
-------------------------------------------------------------------------------
  Income taxes                                 $ 36.8       $ 40.1       $ 30.6
-------------------------------------------------------------------------------

      The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the consolidated statements of income (dollars in millions):

                                                                 Fiscal Years Ended
                                          ------------------------------------------------------------------
                                                  2004                   2003                   2002
------------------------------------------------------------------------------------------------------------
                                           Amount         %       Amount         %       Amount         %
                                          --------    --------   --------    --------   --------    --------
Tax computed at statutory federal rate    $  33.1       35.0%    $  34.4       35.0%    $  26.1       35.0%
Effect of:
State and local income tax,
  net of federal income tax benefit           2.2        2.3%        2.3        2.4%        1.5        2.0%
Nondeductible expenses                        0.9        1.0%        1.3        1.3%        2.4        3.1%
Other, net                                    0.6        0.6%        2.1        2.2%        0.6        0.9%
----------------------------------------------------------------------------------------------------------
  Income taxes                            $  36.8       38.9%    $  40.1       40.9%    $  30.6       41.0%
----------------------------------------------------------------------------------------------------------

      The components of deferred tax assets and liabilities at January 30, 2004 and January 31, 2003 are as follows (in millions):

                                                            Fiscal Years Ended
                                                           --------------------
                                                             2004        2003
-------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for doubtful accounts                           $   3.1     $   1.9
  Inventories                                                   7.4         6.2
  Accrued vacation                                              0.3         2.5
  Other accrued liabilities                                     7.2         4.5
  State net operating losses                                    2.5         4.7
  Deferred compensation                                         5.3         4.7
-------------------------------------------------------------------------------
Gross deferred tax assets                                      25.8        24.5
  Valuation allowance                                          (0.6)       (0.2)
-------------------------------------------------------------------------------
        Total deferred tax assets                              25.2        24.3
-------------------------------------------------------------------------------

Deferred tax liabilities:
  Capitalized software development costs                        2.9         2.7
  Goodwill and intangible assets                               33.2        16.6
  Deferred revenue                                             11.6         9.7
  Prepaid expenses and other current assets                    11.3         9.4
  Property and equipment                                        1.4         0.1
  Other                                                         0.8         0.1
-------------------------------------------------------------------------------
   Total deferred tax liabilities                              61.2        38.6
-------------------------------------------------------------------------------
Net deferred tax liabilities                                $ (36.0)    $ (14.3)
-------------------------------------------------------------------------------

      At January 30, 2004, we had federal and state net operating loss carryforwards of $2.5 million, which expire between 2012 and 2024. A valuation allowance has been provided on certain of the state net operating losses at January 30, 2004 as full realization of these assets is not considered more likely than not.

Note 9--Employee Benefit Plans

Profit Sharing Plan

      We have a 401(k) profit sharing plan, which provides benefits for substantially all of our employees who meet minimum age and length of service requirements. The maximum percentage of each eligible employee's contribution to be matched by the Company was increased from 5% to 6% on February 1, 2001. Additional annual contributions may be made at the discretion of the board of directors. Amounts charged to expense for this plan totaled $4.6 million, $4.9 million and $5.0 million in fiscal years 2004, 2003 and 2002, respectively.

Bonus Plans

      We have bonus plans, based on growth, profitability formulas, and return on assets, which provide incentive compensation for key officers and employees. Amounts charged to expense for bonuses to executive officers totaled $3.4 million, $2.8 million and $1.3 million in fiscal years 2004, 2003 and 2002, respectively.

Deferred Executive Compensation Plan

      A non-qualified executive deferred compensation plan established on March 1, 2002 allows eligible employees to defer up to 90.0% of their cash compensation through the plan. We do not match employees' contributions under the current plan.

Supplemental Executive Retirement Plan

      We have a defined benefit retirement plan, which provides supplemental benefits for certain key executive officers, generally for periods up to 15 years, upon retirement, disability, or death. The obligations are not funded separately from our general assets. At January 30, 2004 and January 30, 2003, the liability under the plan, as determined in accordance with FAS

87, Employers' Accounting for Pensions, was $5.7 million and $5.1 million, respectively. The liability in each year is recorded in other noncurrent liabilities. Amounts charged to expense under the plan totaled $0.9 million, $0.6 million and $0.5 million in fiscal years 2004, 2003 and 2002, respectively.

Note 10--Commitments and Contingencies

Lease Commitments

      We occupy certain facilities and operate certain equipment and vehicles under leases that expire at various dates through the year 2024. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of our facility leases. Rent expense under these leases totaled $57.3 million, $51.5 million and $51.6 million in fiscal years 2004, 2003 and 2002, respectively. Future minimum annual rental payments under non-cancelable operating leases as of January 30, 2004 are as follows (in millions):

Fiscal Years Ending
--------------------------------------------------------------------------------

2005                                                                     $  52.7
2006                                                                        41.4
2007                                                                        29.8
2008                                                                        21.4
2009                                                                        10.8
Thereafter                                                                  25.3
--------------------------------------------------------------------------------
  Total                                                                  $ 181.4
================================================================================

      Certain operating leases for vehicles and equipment expiring in fiscal year 2009 contain residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of our guarantee obligation at January 30, 2004 is approximately $3.0 million.

      As indicated in Note 7 above, we entered into an agreement to lease our newly constructed multi-branch complex in Miami, Florida from AFG beginning in September 2003. As the lease was treated as a capital lease, the outstanding borrowings and related assets were reflected in our long-term debt and property and equipment. On January 30, 2004, a subsidiary of SunTrust Bank agreed to purchase the property from AFG and to lease the property to us under a new 20-year term lease expiring in 2024, with 5-year extensions exercisable at our option upon 12 months notice. The future minimum lease payments under the lease are approximately $22.7 million. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee of the value of the leased facility. As such, the gain on the sale of approximately $0.1 million will be amortized over the minimum term of the lease, which has been accounted for as an operating lease.

Legal Matters

      We are involved in various legal proceedings arising in the normal course of our business. In our opinion, none of the proceedings are material in relation to our consolidated operations, cash flows, or financial position.

Note 11--Stock Option Plans

Stock Plans

      The 1997 Executive Stock Plan (the "1997 Stock Plan") is our only currently active stock plan at January 30, 2004. The Directors' Stock Option Plan established for non-employee board of directors members became inactive in May 2003. The 1997 Stock Plan authorizes the granting of both incentive and non-incentive stock options for an aggregate of 3,250,000 shares of common stock, to key employees. Options are granted at prices not less than the market value on the date of grant, and the maximum term of an option may not exceed ten years. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at date of grant.
Options may be granted from time to time until December 31, 2006 with respect to the 1997 Stock Plan. An option becomes exercisable at such times and in such installments as set forth by the compensation committee of the board of directors (the "compensation committee"). Under the 1997 Stock Plan, we can grant up to 1,625,000 shares of the authorized options as restricted stock to certain key employees. These shares are subject to certain transfer restrictions, and vesting may be dependent upon continued employment, the satisfaction of performance objectives, or both.

      In May 2002, the shareholders approved an amendment to the 1997 Stock Plan allowing the compensation committee to make grants of performance-based restricted shares to senior executives. Performance-based shares are used as an incentive to increase shareholder returns with actual awards based on various criteria, including increases in the price of our common shares, earnings per share, shareholder value and net income. Compensation expense for the number of shares issued is recognized over the vesting period. On August 21, 2002, March 18, 2003, and September 15, 2003, target awards of 125,000 shares, 35,000 shares, and 15,000 shares, respectively, were made to senior executives. These shares are to be issued in five separate tranches if the price of our common shares achieves certain price levels. During fiscal year 2004, 88,000 shares were issued with a market value at the date of grant of $3.8 million. The market value of the restricted stock at the date of grant was recorded as unearned compensation, a component of shareholders' equity, and is being charged to expense over the respective vesting periods. In fiscal year 2004 this expense totaled $0.2 million. In fiscal year 2003, none of the stock price achievement levels had been attained and accordingly, no restricted shares were issued to participants.

      During fiscal year 2002, we granted certain senior executives 410,000 restricted shares in accordance with a stock performance award under the 1997 Stock Plan. The shares were awarded in five separate tranches as the price of our common shares achieved certain levels as determined by the compensation committee. At January 25, 2002, all such stock price achievement levels had been met. The shares vest five years from the award date, and are subject to certain other vesting and forfeiture provisions contained in the 1997 Stock Plan. The market value of the restricted shares was $10.7 million at the date of the grant and was recorded as unearned compensation, a component of shareholders' equity. This amount is being charged to expense over the respective vesting period and totaled $2.2 million, $2.2 million and $0.7 million in fiscal years 2004, 2003 and 2002, respectively.

      During fiscal year 2003 and fiscal year 2002, we granted certain employees 20,000 shares and 11,000 shares of restricted stock, with market values at the date of grant of $0.6 million and $0.3 million, respectively. There were no non-performance shares granted to employees during fiscal year 2004. In fiscal years 2004, 2003 and 2002, we cancelled 29,888 shares, 29,888 shares and 84,709 shares, respectively, of the restricted shares granted, with market values at the date of grant of $0.5 million, $0.5 million and $1.5 million, respectively, according to the provisions of the grant. The market value of the restricted stock at the date of grant was recorded as unearned compensation, a component of shareholders' equity, and is being charged to expense over the respective vesting periods. In fiscal years 2004, 2003 and 2002, this expense totaled $0.7 million, $0.7 million and $0.8 million, respectively.

      The 1997 Stock Plan also permits the granting of stock appreciation rights ("SARs") to holders of options. Such rights permit the option holder to surrender an exercisable option, in whole or in part, on any date that the fair market value of our common stock exceeds the option price for the stock and receive payment in common stock or, if the board of directors approves, in cash or any combination of cash and common stock. Such payment would be equal to the excess of the fair market value of the shares under the surrendered option over the option price for such shares. The change in value of SARs would be reflected in income based upon the market value of the stock. No SARs have been granted or issued through January 30, 2004.

Stock Options

      Stock option and restricted stock activity and information about the 1997 Stock Plan and the Directors' Stock Plan are as follows:

                                                                 Shares          Weighted-
                                                                 Subject         Average
Stock Options                                                   To Option      Option Price
-------------------------------------------------------------------------------------------
Balance at January 26, 2001 (1,098,789 shares exercisable)      1,123,889      $    21.21
  Granted                                                         167,500           20.71
  Exercised                                                      (255,425)          14.63
  Cancelled                                                       (80,600)          26.91
-----------------------------------------------------------------------------------------
Balance at January 25, 2002 (695,664 shares exercisable)          955,364           22.40
  Granted                                                         672,200           33.91
  Exercised                                                      (232,387)          20.97
  Cancelled                                                       (30,400)          31.40
-----------------------------------------------------------------------------------------
Balance at January 31, 2003 (544,277 shares exercisable)        1,364,777           28.11
  Granted                                                         661,150           34.68
  Exercised                                                      (199,348)          23.44
  Cancelled                                                       (40,400)          32.07
-----------------------------------------------------------------------------------------

Balance at January 30, 2004 (704,729 shares exercisable)        1,786,179      $    30.85
=========================================================================================

                                                                                 Shares
                                                                  Shares      Available for
Restricted stock                                                Outstanding     Issuance
-------------------------------------------------------------------------------------------
Balance at January 26, 2001                                       342,521         518,979
  Granted                                                         421,000        (421,000)
  Cancelled                                                       (84,709)         84,709
  Vested                                                          (36,000)             --
-----------------------------------------------------------------------------------------
Balance at January 25, 2002                                       642,812         182,688
  Additional authorized                                                --         250,000
  Shares transferred to stock option pool                              --        (288,900)
  Shares assigned but not issued                                       --        (125,000)
  Granted                                                          20,000         (20,000)
  Cancelled                                                       (29,888)         29,888
  Vested                                                               --              --
-----------------------------------------------------------------------------------------
Balance at January 31, 2003                                       632,924          28,676
  Additional authorized                                                --         500,000
  Shares transferred to stock option pool                              --        (118,750)
  Issuance of assigned shares                                          --          38,000
  Granted                                                          88,000         (88,000)
  Cancelled                                                       (29,888)         29,888
  Vested                                                          (15,000)             --
-----------------------------------------------------------------------------------------
Balance at January 30, 2004                                       676,036         389,814
=========================================================================================

Outstanding options at January 30, 2004 have expiration dates ranging from August 17, 2004 to January 5, 2014.

      The following table summarizes information about stock options outstanding at January 30, 2004:

                                         Options Outstanding               Options Exercisable
                              ----------------------------------------   -----------------------
                                               Weighted-
                                                Average      Weighted-                 Weighted-
                                               Remaining     Average                   Average
                                Number        Contractual    Exercise       Number     Exercise
Range of Exercise Prices      Outstanding     Life (Years)    Price       Exercisable   Price
------------------------------------------------------------------------------------------------
$12.83 - $18.75                  298,068           5.3       $   16.85      280,568    $   16.95
 21.00 - 28.75                   117,941           6.3           24.35       98,441        24.79
 30.90 - 36.05                 1,236,670           8.6           34.05      321,720        33.58
 38.01 - 49.65                   133,500           8.2           38.17        4,000        39.33
------------------------------------------------------------------------------------------------
$12.83 - $49.65                1,786,179           7.8       $   30.85      704,729    $   25.76
================================================================================================

Stock-Based Compensation

      We account for our stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under FAS 123, as amended by FAS 148, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. Pro forma information relating to the fair value of stock-based compensation is presented in Note 1 under Stock-Based Compensation.

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

                                                        Fiscal Years Ended
                                                   ----------------------------
                                                   2004        2003        2002
-------------------------------------------------------------------------------
Risk-free interest rates                            3.1%        4.6%        4.7%
-------------------------------------------------------------------------------
Dividend yield                                      1.1%        1.1%        1.5%
-------------------------------------------------------------------------------
Expected volatility                                45.1%       40.3%       38.3%
-------------------------------------------------------------------------------
Expected stock option lives                           5           8           8
-------------------------------------------------------------------------------

      The weighted average estimated fair value of employee stock options granted during 2004, 2003 and 2002 was $13.61,

$15.94 and $9.16 per share, respectively. The pro forma calculations above do not include the effects of options granted prior to fiscal year 1996.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions could materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Note 12--Capital Stock

      On January 28, 2004, we completed the sale of 6,900,000 shares of common stock in a public offering that generated net proceeds of $317.5 million. The proceeds were primarily used to fund the acquisition of Century and to repay indebtedness under our revolving credit agreement.

Treasury Stock

      On March 15, 1999, our board of directors authorized the repurchase of up to 2,500,000 shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased 1,831,400 shares at an average price of $22.91 per share, of which 258,600 shares at an average price of $23.39 were purchased in fiscal year 2004, 257,000 shares at an average price of $27.78 per share were repurchased in fiscal year 2003 and 394,700 shares at an average price of $19.10 per share were repurchased in fiscal year 2002.

Preferred Stock

      Our board of directors established Series A Junior Participating Preferred Stock ("Series A Stock") consisting of 75,000 shares. Each share of Series A Stock will be entitled to 1,000 votes on all matters submitted to a vote of shareholders. Series A Stock is not redeemable or convertible into any other security. Each share of Series A Stock shall have a minimum cumulative preferential quarterly dividend rate equal to the greater of $1.00 per share or 1,000 times the aggregate per share amount of the dividend declared on common stock in the related quarter. In the event of liquidation, shares of Series A Stock will be entitled to the greater of $1,000 per share plus any accrued and unpaid dividends or 1,000 times the payment to be made per share of common stock. No shares of Series A Stock are presently outstanding, and no shares are expected to be issued except in connection with the shareholder rights plan referred to below.

      We have a shareholder rights plan. Under the plan, we distributed to shareholders a dividend of one right per share of our common stock. When exercisable, each right will permit the holder to purchase one one-thousandth of a share (a "unit") of Series A Stock at a purchase price of $200 per unit from the Company. The rights generally become exercisable if a person or group acquires 15% or more of our common stock or commences a tender offer that could result in such person or group owning 15% or more of our common stock. If certain subsequent events occur after the rights first become exercisable, the rights may become exercisable for the purchase of shares of our common stock, or of an acquiring company, having a value equal to two times the exercise price of the right. In general, the rights may be redeemed by the Company at $0.01 per right at any time prior to the latter of (a) ten days after 20% or more of our stock is acquired by a person or group and (b) the first date of a public announcement that a person or group has acquired 15% or more of our stock. The rights expire on June 2, 2008 unless terminated earlier in accordance with the shareholder rights plan.

Note 13--Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the additional dilutive effect of our potential common shares, which includes certain employee and director stock options, unvested shares of restricted stock and stock rights issued in connection with the bestroute acquisition in fiscal year 2001. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

                                                                          Fiscal Years Ended
                                                                --------------------------------------
                                                                   2004          2003          2002
------------------------------------------------------------------------------------------------------
Basic weighted-average number of shares                         22,927,656    23,212,392    23,175,025
Incremental shares resulting from:
    Stock options                                                  187,787       153,011        96,062
    Restricted stock                                               379,722       299,208        84,986
    Stock rights issued in connection with bestroute
     acquisition                                                        --            --        67,550
------------------------------------------------------------------------------------------------------
Diluted weighted-average number of shares                       23,495,165    23,664,611    23,423,623
------------------------------------------------------------------------------------------------------

      Excluded from the above computations of diluted weighted-average number of shares were unvested shares of restricted common stock of 10,000 shares and 82,000 shares at average prices of $31.35 and $31.27 per share for fiscal years 2003 and 2002, respectively, because their effect would have been anti-dilutive. No unvested shares of restricted common stock were considered to have an anti-dilutive effect for fiscal year 2004. Options to purchase 183,820 shares, 821,020 shares and 280,114 shares of common stock at average exercise prices of $37.50, $33.95 and $32.34 per share for fiscal years 2004, 2003 and 2002, respectively, were excluded from the above computations of diluted weighted-average number of shares because their effect would have been anti-dilutive.

Note 14--Supplemental Cash Flows

      Additional supplemental information related to the consolidated statements of cash flows is as follows (in millions):

                                                                      Fiscal Years Ended
                                                                -----------------------------
                                                                  2004       2003       2002
---------------------------------------------------------------------------------------------
Income taxes paid                                               $  13.1    $  10.3    $  36.6
Interest paid                                                      31.3       29.9       35.8
Property acquired with debt                                        21.7       17.9        6.9
Debt paid with sale-leaseback proceeds                             13.8         --         --
Note receivable from sale of investment in affiliated entity         --        0.3         --

      During fiscal years 2004, 2003 and 2002, we awarded certain key employees 88,000 restricted shares, 20,000 restricted shares and 421,000 restricted shares of our common stock, respectively, in accordance with the 1997 Executive Stock Plan.

      During fiscal year 2002, we retired 342,854 shares of our common stock previously held in treasury. Dividends declared but not paid totaled $3.1 million and $2.4 million at January 30, 2004 and January 31, 2003, respectively. See note 2 for the net assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting.

Note 15--Related Party Transactions

      We lease several buildings and properties from certain related parties, including our chairman of the board, two other members of the board of directors, and an executive officer. The leases generally provide that all expenses related to the properties are to be paid by us. Rents paid under these leases totaled $2.5 million, $2.1 million and $2.1 million in fiscal years 2004, 2003 and 2002, respectively.

      We made donations totaling $0.3 million, $0.9 million and $0.1 million to Hughes Supply Foundation, Inc. ("HSF"), a not-for-profit charitable organization, in fiscal years 2004, 2003 and 2002, respectively. The board of directors of HSF is comprised of certain executives of our company, including our chairman of the board, president and chief executive officer, and executive vice president and chief financial officer.

Note 16--Segment Information

      During the third quarter of fiscal year 2004, we revised our reporting structure to provide additional disclosure by realigning our previously reported operating segments, Electrical/Plumbing, Industrial PVF, and Water & Sewer/Building Materials on a more disaggregated basis by product line into six operating segments and an All Other category. The revised operating segments are: Water & Sewer, Plumbing/HVAC, MRO, Utilities, Electrical and Industrial PVF. The All Other category includes our Building Materials, Fire Protection, and Mechanical Industrial product lines. The Industrial PVF segment remains unchanged.

      The Corporate category includes corporate level expenses not allocated to our operating segments. Inter-segment sales are excluded from net sales presented for each segment. Operating income for each segment includes certain corporate expense allocations for employee benefits, corporate overhead expenses, data processing expenses, and property/casualty insurance. These allocations are based on consumption or at a standard rate determined by management.

      In connection with the change of our reporting structure mentioned above, we changed our method of allocating corporate overhead expenses to the segments. All prior period segment results have been reclassified to reflect these changes.

      The following is a description of our operating segments:

Water & Sewer

      The Water & Sewer segment provides a complete line of water, sewer and storm-drain products to serve the needs of both contractors and municipalities in all aspects of the water and wastewater industries. Our waterline products transmit potable and non-potable water from the source to treatment plants, storage towers and pumping stations and ultimately to homes and businesses. Also included in this product category is our concrete business, which complements our Water & Sewer business by manufacturing prefabricated concrete vaults used for sewer and storm drain applications

Plumbing/HVAC

      The Plumbing/HVAC segment includes both our plumbing and HVAC products. Our plumbing products are sold primarily to contractors and homebuilders for bathroom and kitchen installation. Our HVAC business distributes air conditioning and heating equipment to contractors for the installation and repair of central air conditioners, furnaces and refrigeration systems.

MRO

      The MRO segment serves the multi-family housing market through customers such as apartment property management companies. The products in the MRO segment include the items needed to maintain an apartment unit or complex in good working condition, such as plumbing, electrical, appliances/parts, hardware, door/window parts, HVAC equipment/parts and janitorial supplies.

Utilities

      The Utilities segment distributes products that electric utilities need to bring power from the generating plants through the transmission and distribution lines directly to the meters. In addition, the Utilities segment offers supply chain management services, including warehouse integration and outsourcing, meter testing and repair and product assembly. These products and services allow us to provide the electric utility companies with the products they need in order to keep their systems operational.

Electrical

      The electrical segment serves the commercial, residential and industrial markets with customers including electrical contractors, industrial companies, original equipment manufacturers ("OEMs") and commercial businesses. The products and services in our Electrical product line include wire management products, electrical distribution equipment, wire and cable, automation equipment, tools and fasteners, light bulbs, light fixtures, motor controls, energy products, wiring devices, data/communications products and storeroom/job trailer management.

Industrial PVF

      The Industrial PVF segment distributes specialty stainless and high nickel alloy industrial PVF products for industrial, mechanical and specialty uses.
The segment primarily serves industrial customers such as petrochemical, food and beverage, pulp and paper, mining, marine and pharmaceutical customers, industrial and mechanical contractors, fabricators, wholesale distributors, exporters and OEMs.

All Other

      The "All Other" category includes our Building Materials, Fire Protection, and Mechanical Industrial businesses. In addition, the All Other category included revenues and expenses related to bestroute, an e-commerce company for which operations were discontinued during fiscal year 2002.

      The Building Materials business distributes products including concrete and masonry supplies and accessories, lumber, bridge rail, overhang brackets, erosion control products, bearing pads, tilt-up bracing rental, lifting and bracing inserts, sealants, waterproofing and fireproofing materials, commercial washroom specialties, tools and accessories primarily to the commercial, industrial and public infrastructure markets, with customers such as general contractors and subcontractors.

      The Fire Protection branches and fabrication facilities are located strategically within our large network of Water & Sewer branches, giving our customers, contractors and builders in the commercial, residential and industrial markets, access to the materials for both aboveground and underground applications. Products and services provided include sprinkler heads and devices, steel pipe and fittings, backflow prevention devices, valves, hydrants, air compressors and fabrication.

      The Mechanical Industrial business offers a complete inventory of valves, actuators and accessories in addition to a variety of consulting services and serves the commercial and industrial markets, with customers including fabricators, OEMs, industrial subcontractors, mechanical contractors, exporters, purchasing agents, maintenance departments, engineering departments and planners.

      The following table presents net sales and other financial information by segment for fiscal years 2004, 2003 and 2002, as reclassified for the changes discussed above (in millions):

                         Water &   Plumbing/                                      Industrial
                          Sewer      HVAC         MRO     Utilities   Electrical      PVF      All Other  Corporate      Total
--------------------------------------------------------------------------------------------------------------------------------
Net sales
  2004                   $ 922.4    $ 842.1     $ 158.7    $ 363.8     $ 362.8      $ 283.2     $ 320.4    $    --     $ 3,253.4
  2003                     877.2      826.9       118.9      248.3       375.5        313.9       305.6         --       3,066.3
  2002                     833.1      855.3       110.5      144.9       430.6        330.4       332.9         --       3,037.7
--------------------------------------------------------------------------------------------------------------------------------
Depreciation and
  amortization
  2004                   $   3.2    $   3.3     $   1.0    $   1.5     $   1.0      $   0.7     $   1.9    $   8.6     $    21.2
  2003                       3.1        3.7         0.4        0.9         1.3          0.8         2.4        7.9          20.5
  2002                       6.8        6.4         0.7        0.4         2.0          2.8         4.9        7.1          31.1
--------------------------------------------------------------------------------------------------------------------------------
Provision for doubtful
  accounts
  2004                   $   1.8    $   0.8     $   0.4    $  (0.9)    $   0.8      $   0.6     $   1.1    $    --     $     4.6
  2003                       3.6        2.5         0.1         --         1.3          0.4         1.2         --           9.1
  2002                       3.1        6.3          --         --         0.7          0.3         0.3        0.4          11.1
--------------------------------------------------------------------------------------------------------------------------------
Operating income
  (loss)
  2004                   $  45.1    $   8.4     $  10.1    $  13.7     $   8.2      $  23.0     $  14.2    $    --     $   122.7
  2003                      40.4       14.0         8.8       10.2         8.1         31.7         8.0         --         121.2
  2002                      38.9       (2.8)        5.8        7.2        12.8         29.1        10.3         --         101.3
--------------------------------------------------------------------------------------------------------------------------------
Interest and other
  income (expense)
  2004                   $   2.7    $   2.2     $   0.2    $    --     $   0.6      $  (0.1)    $   0.7    $   0.1     $     6.4
  2003                       2.8        2.0         0.3        0.1         0.8         (0.1)        1.4         --           7.3
  2002                       3.2        3.1         0.2        0.1         0.7           --         1.1        0.9           9.3
--------------------------------------------------------------------------------------------------------------------------------
Interest expense
  2004                   $    --    $    --     $    --    $    --     $    --      $    --     $   0.1    $  34.5     $    34.6
  2003                        --         --          --         --          --           --         0.1       30.2          30.3
  2002                        --         --          --         --          --           --          --       35.9          35.9
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
  income taxes
  2004                   $  47.8    $  10.7     $  10.3    $  13.7     $   8.8      $  22.9     $  14.7    $ (34.4)    $    94.5
  2003                      43.2       16.0         9.1       10.2         8.9         31.6         9.4      (30.2)         98.2
  2002                      42.1       (0.7)        6.0        7.4        13.5         29.1        11.2      (33.9)         74.7
--------------------------------------------------------------------------------------------------------------------------------
Capital expenditures
  2004                   $   2.5    $   1.2     $   1.8    $   0.1     $   0.1      $   0.3     $   0.3    $   9.6     $    15.9
  2003                       2.3        0.8         0.1        0.3         0.1          0.5         0.7       10.5          15.3
  2002                       3.2        1.7         0.6        0.2         0.3          0.7         2.8        7.4          16.9
--------------------------------------------------------------------------------------------------------------------------------

      The following table includes our investment in assets (accounts receivable less allowance for doubtful accounts, inventories and goodwill) and accounts payable for each segment at January 30, 2004 and January 31, 2003 (in millions):

                                                 Fiscal Year 2004
------------------------------------------------------------------------------------------
                              Accounts                               Segment      Accounts
                             Receivable  Inventories   Goodwill      Assets       Payable
------------------------------------------------------------------------------------------
Water & Sewer                $   161.4    $   92.8    $    104.7    $   358.9    $    78.8
Plumbing/HVAC                    106.8       114.4          50.1        271.3         79.1
MRO                               48.7        52.6         272.8        374.1         16.4
Utilities                         30.9        46.8          59.3        137.0         22.2
Electrical                        51.6        28.4           9.0         89.0         28.1
Industrial PVF                    40.5       103.3          56.4        200.2         27.8
All Other                         53.4        28.7          57.5        139.6         18.8
Corporate                           --          --            --           --         37.1
----------------------------------------------------------------    ---------    ---------
                             $   493.3    $  467.0    $    609.8      1,570.1    $   308.3
================================================================                 =========
Cash and cash equivalents                                                 8.3
Deferred income taxes                                                    19.4
Other current assets                                                     53.0
Property and equipment                                                  161.8
Other assets                                                             68.7
-----------------------------------------------------------------------------
Total Assets                                                        $ 1,881.3
=============================================================================

                                                 Fiscal Year 2003
------------------------------------------------------------------------------------------
                              Accounts                               Segment      Accounts
                             Receivable  Inventories   Goodwill      Assets       Payable
------------------------------------------------------------------------------------------
Water & Sewer                $   133.8    $   81.5    $     86.6    $   301.9    $    50.5
Plumbing/HVAC                    100.9       116.9          50.1        267.9         57.0
MRO                               13.1        16.8           1.7         31.6          3.6
Utilities                         30.6        42.1          58.8        131.5         22.9
Electrical                        57.4        37.5           9.0        103.9         28.1
Industrial PVF                    41.2       117.3          56.4        214.9         19.1
All Other                         46.1        26.4          57.5        130.0         17.5
Corporate                           --          --            --           --         31.3
----------------------------------------------------------------    ---------    ---------
                             $   423.1    $  438.5    $    320.1    $ 1,181.7    $   230.0
================================================================                 =========
Cash and cash equivalents                                                 1.7
Deferred income taxes                                                    19.7
Other current assets                                                     47.1
Property and equipment                                                  157.8
Other assets                                                             26.9
-----------------------------------------------------------------------------
Total Assets                                                        $ 1,434.9
-----------------------------------------------------------------------------

Note 17--Quarterly Financial Information (Unaudited)

      The following is a summary of the unaudited results of operations for each quarter in fiscal years 2004 and 2003 (in millions except per share data):

                                 First      Second       Third     Fourth
                                Quarter     Quarter     Quarter    Quarter     Full Year
-----------------------------------------------------------------------------------------
Fiscal 2004
Net sales                      $  782.8    $  815.1    $  859.5    $  796.0    $  3,253.4
Gross margin                      175.4       184.5       193.5       180.3         733.7
Net income                         11.8        18.7        17.8         9.4          57.7
-----------------------------------------------------------------------------------------
Earnings per share:
    Basic                      $   0.52    $   0.82    $   0.78    $   0.41    $     2.52
    Diluted                        0.51        0.80        0.76        0.39          2.46
-----------------------------------------------------------------------------------------
Average shares outstanding:
    Basic                          22.8        22.8        22.9        23.2          22.9
    Diluted                        23.1        23.3        23.4        24.0          23.5
-----------------------------------------------------------------------------------------
Dividends per share            $  0.100    $  0.100    $  0.100    $  0.100    $    0.400
=========================================================================================

Fiscal 2003
Net sales                      $  790.0    $  774.7    $  804.0    $  697.6    $  3,066.3
Gross margin                      181.1       180.6       188.4       159.6         709.7
Net income                         12.4        18.5        19.8         7.4          58.1
-----------------------------------------------------------------------------------------
Earnings per share:
    Basic                      $   0.54    $   0.80    $   0.85    $   0.32    $     2.50
    Diluted                        0.52        0.78        0.84        0.31          2.45
-----------------------------------------------------------------------------------------
Average shares outstanding:
    Basic                          23.2        23.3        23.3        23.2          23.2
    Diluted                        23.6        23.8        23.6        23.5          23.7
-----------------------------------------------------------------------------------------
Dividends per share            $  0.085    $  0.085    $  0.085    $  0.100    $    0.355
=========================================================================================

Report of Independent Certified Public Accountants

To the Shareholders and Board of Directors of Hughes Supply, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hughes Supply, Inc. and its subsidiaries at January 30, 2004 and January 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 to the consolidated financial statements, effective January 26, 2002, the Company changed its method of accounting for goodwill and certain intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


PricewaterhouseCoopers LLP
Orlando, Florida
April 14, 2004

Management's Responsibility for Financial Statements

      The consolidated financial statements and related information included in this Annual Report were prepared in conformity with accounting principles generally accepted in the United States of America. Management is responsible for the integrity of the financial statements and for the related information. Management has included in the Company's consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The responsibility of the Company's independent accountants is to express an opinion on the fairness of the consolidated financial statements. Their opinion is based on an audit conducted in accordance with auditing standards generally accepted in the United States of America as further described in their report.

      The Audit Committee of the board of directors is composed of four non-management directors. The Committee meets periodically with financial management, internal auditors and the independent accountants to review internal accounting control, auditing and financial reporting matters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have not had any change in, or disagreement with, our accountants or a reportable event, which is required to be reported in response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this report, management, under the supervision of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of such period, the disclosure controls and procedures were effective at a level of reasonable assurance to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      In addition, there have been no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

      The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements

      The consolidated financial statements of the Company and its subsidiaries are included in Item 8 on pages 35 - 65.

      (2)   Financial Statement Schedules

      The financial statement schedules are included on page 72. All other schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes thereto.

      (3)   Exhibits Filed

      A substantial number of the exhibits listed below in the index to the exhibits on page 68 - 71 are indicated as having been previously filed as exhibits to other reports under the Securities Exchange Act of 1934, as amended, or as exhibits to registration statements under the Securities Act of 1933, as amended. Such previously filed exhibits are incorporated by reference in this Form 10-K. Exhibits not incorporated by reference herein are filed with this report.

(b)   Reports on Form 8-K

      Hughes Supply filed or furnished the following current reports on Form 8-K during the quarter ended January 30, 2004:

      On November 25, 2003, Hughes Supply, Inc. furnished a Current Report on Form 8-K dated November 25, 2003 that included information relating to our third quarter operating results.

      On November 26, 2003, Hughes Supply, Inc. filed a Current Report on Form 8-K dated November 26, 2003 that included information relating to the announcement of our definitive all cash merger agreement with Century Maintenance Supply, Inc.

      On December 18, 2003, Hughes Supply, Inc. filed a Current Report on Form 8-K dated December 17, 2003 that included information relating to our revised segment presentation.

      On January 5, 2004, Hughes Supply, Inc. filed a Current Report on Form 8-K dated December 19, 2003 that included information relating to our acquisition of Century Maintenance Supply, Inc.

      On January 8, 2004, Hughes Supply, Inc. filed an amendment to its Current Report on Form 8-K dated December 19, 2003 that included certain financial information relating to Century Maintenance Supply, Inc.

      On January 23, 2004, Hughes Supply, Inc. filed a Current Report on Form 8-K dated January 22, 2004 that included information relating to the pricing and offering for sale of shares of our common stock.

      On February 2, 2004, Hughes Supply, Inc. furnished a Current Report on Form 8-K dated January 30, 2004 that included information relating to investor presentation materials used in meetings related to the sale of shares of our common stock.

INDEX TO EXHIBITS

                  (Item 14(a)3 - Exhibits Required by Item 601
                   of Regulation S-K and Additional Exhibits)

(2)   Plan of acquisition.

      2.1 Agreement and Plan of Merger dated as of November 26, 2003, among Hughes Supply, Inc., MRO Merger Corp., Century Maintenance Supply, Inc., FS Equity Partners IV, L.P., Century Airconditioning Holdings, Inc., and Dennis C. Bearden, incorporated by reference to Exhibit
            2.1 Form 8-K filed on January 5, 2004 (Commission File No.
            001-08772).

      2.2 First Amendment to Agreement and Plan of Merger, incorporated by reference to Exhibit 2.2 to Form 8-K filed on January 5, 2004 (Commission File No. 001-08772).

(3)   Articles of incorporation and by-laws.

      3.1 Restated Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 001-08772).

      3.2 Amended and Restated By-Laws of Hughes Supply, Inc. (As Amended and Restated on May 20, 2003), incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended May 2, 2003 (Commission File No. 001-08772).

      3.3 Form of Articles of Amendment of series A Junior Participating Preferred Stock , incorporated by reference to Exhibit 99.3 to Form 8-A dated May 22, 1998 (Commission File No. 001-08772).

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

(10)  Material contracts.

      10.1 Amended and restated lease agreements with Hughes, Inc. dated April 1, 2003, incorporated by reference to Exhibit 10.1 to Form 10Q for the quarter ended May 2, 2003 (Commission File No. 001-08772).

               Sub-Item       Property
               --------       --------
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

      10.2 Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996 incorporated by reference to Exhibit to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

      10.3 Real Estate Term Credit Agreement, dated as of May 31, 2002, by and among Hughes Supply Shared Services, Inc. as borrower, Hughes Supply, Inc. as parent, and SunTrust Bank as lender incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended May 3, 2002 (Commission File No. 001-08772).

      10.3  (a)   First Amendment to Real Estate Term Credit Agreement, dated as of March 26, 2003, by and among Hughes Supply Shared Services,
                  Inc. as borrower, Hughes Supply, Inc. as parent and SunTrust
                  Bank as lender, incorporated by reference to Exhibit 10(a) to Form 10Q for quarter ended August 1, 2003 (Commission File No.
                  001-08772

      10.4 Hughes Supply, Inc. Amended and Restated Directors' Stock Option Plan with amendments approved through May 21, 2002, incorporated by reference to Exhibit 10.4 to form 10-K for the fiscal year ended January 31, 2003 (Commission File No. 001-08772).

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

      10.7 Hughes Supply, Inc. 1997 Executive Stock Plan, Amended and Restated Plan (as amended on April 9, 2003), incorporated by reference to
            Exhibit 10.7 to Form 10-Q for the quarter ended May 2, 2003 (Commission File No. 001-08772).

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

      10.10 Revolving Credit Agreement dated as of March 26, 2003 amount Hughes Supply, Inc. as borrower, and the Lenders from time to time party hereto and SunTrust Bank as administrative agent, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended January 31, 2003 (Commission File No. 001-08772).

      10.10 (a)   Lender Joinder Agreement dated May 22, 2003 executed by BNP
                  PARIBAS in favor of Hughes Supply, Inc., the borrower, and SunTrust Bank, as administrative agent, for the lenders from time to time party to the revolving credit agreement dated as of March 26, 2003, among the borrowers, lenders and administrative agent, incorporated by reference to Exhibit
                  10.10 (a) to Form 10-Q for the quarter ended May 2, 2003
                  (Commission File No. 001-08772).

      10.10 (b)   Lender Joinder agreement dated May 22, 2003 executed by
                  CommerceBank N.A. in favor of Hughes Supply, Inc., the borrower, and SunTrust Bank, as administrative agent, for the lenders from time to time party to the revolving credit agreement dated as of March 26, 2003, among the borrowers, lenders and administrative agent, incorporated by reference to
                  Exhibit 10.10 (b) to Form 10-Q for the quarter ended May 2,
                  2003 (Commission File No. 001-08772).

      10.11 Loan and Aircraft Security Agreement dated as of November 12, 2002 between Juno Industries, Inc. (d/b/a Hughes Aviation), customer, and SunTrust Leasing Corporation, lender, CESSNA 560 XL M/S No. 560-5119, FAA Registration Mark N357 WC incorporated by reference to
            Exhibit 10.11 to form 10-K for the fiscal year ended January 31, 2003 (Commission File No. 001-08772).

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

      10.15 (b)   Construction Agency Agreement, dated as of June 22, 2001 among
                  Atlantic Financial Group, Ltd, and Hughes Supply, Inc. as
                  Construction Agent - Operating Lease incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended October
                  31, 2001 (Commission File No. 001-08772).

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

      10.15 (e)   First Amendment to Master Agreement incorporated by reference to Exhibit 10.15 (e) to form 10-K for the fiscal year ended
                  January 31, 2003 (Commission File No. 001-08772).

      10.16 (a)   Amendment to Uncommitted Guidance and Swing Line Demand
                  Promissory Note dated July 26, 2002 by the Company and
                  SunTrust Bank, Inc. incorporated by reference to Exhibit 10.16
                  (a) to Form 10-Q for the quarter ended August 2, 2002
                  (Commission File No. 001-08772).

      10.17 Senior Term Loan Agreement dated as of December 19, 2003, among Hughes Supply, Inc., Lehman Commercial Paper, Inc. SunTrust Bank, and each of the several other banks and financial institutions from time to time party thereto, Lehman Brothers, Inc. and SunTrust Robinson Humphrey, as exclusive joint advisors, joint book managers and joint lead arrangers and SunTrust Bank, as administrative agent, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2004 (Commission File No. 001-08772).

      10.18 First Amendment to Revolving Credit Agreement dated as of December 19, 2003, among Hughes Supply, Inc., the several banks and other financial institutions from time to time party thereto, and SunTrust Bank as administrative agent, incorporated by reference to Exhibit 10.2 to Form 8-K filed January 5, 2004 (Commission File No. 001-08772).

      10.19       Lease agreements with SJ Limited Partnership.

                     Sub-Item                   Property
                     --------                   --------
                       (a)         7311 Galveston Road, #800, Houston, TX
                       (b)         7311 Galveston Road, #510, Houston, TX

      10.20 Lease agreement with SJ Partnership for 7311 Gavleston Road, #710, Houston, TX

      10.21 Lease agreement with Stanwood Limited Partnership for 2751 Miller Road, Decatur, GA

      10.22 Lease agreement with SWS-GA Realty, Inc. and Stanwood Interests Limited Partnership for 2331 Varkel Way, Lithonia, GA

      10.23       Lease agreements with SWS-TX Realty, Inc.

                     Sub-Item                   Property
                     --------                   --------
                       (a)         8511 Monroe Boulevard, Houston, TX
                       (b)         8505 Monroe Boulevard, Houston, TX

      10.24 Lease agreements with JEM-Realty, Inc. and Stanwood Interests Limited Partnership

                     Sub-Item                   Property
                     --------                   --------
                       (a)         629   Pressley Road, Charlotte, NC
                       (b)         11835  West Fairmont Parkway, LaPorte, TX
                       (c)         Tract 26   South Houston Gardens, No. 6,
                                   Harris County, TX

      (21)        Subsidiaries of the Registrant.

      (23)        Consent of PricewaterhouseCoopers LLP.

      (31.1) Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

      (31.2) Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

      (32.1) Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer.

      (32.2) Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer.

FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
   For the Years Ended January 30, 2004, January 31, 2003 and January 25, 2002
                                  (in millions)

                                     Balance at  Additions                   Balance at
                                     Beginning   Charged to                    End of
          Description                of Period     Income      Deductions      Period
--------------------------------------------------------------------------------------
2004
Allowance for doubtful accounts       $   8.5    $   8.1(a)    $ (10.1)(b)    $   6.5
Inventory reserves                        6.0        7.8(c)       (9.3)(d)        4.5
Deferred income taxes                     0.2        0.4            --            0.6
-------------------------------------------------------------------------------------
2003
Allowance for doubtful accounts       $   8.4    $  10.8(a)    $ (10.7)(b)    $   8.5
Inventory reserves                        9.8        0.9(c)       (4.7)(d)        6.0
Deferred income taxes                     0.1        0.1            --            0.2
-------------------------------------------------------------------------------------
2002
Allowance for doubtful accounts       $   6.1    $  13.4(a)    $ (11.1)(b)    $   8.4
Inventory reserves                       10.4        8.0(c)       (8.6)(d)        9.8
Deferred income taxes                     0.7         --          (0.6)           0.1
-------------------------------------------------------------------------------------

(a) Represents gross bad debt expense, excluding recoveries of bad debts, which totaled $3.5 million, $1.7 million and $2.3 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

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

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedule

To the Shareholders and Board of Directors of Hughes Supply, Inc.

      Our audits of the consolidated financial statements referred to in our report dated April 14, 2004 appearing in the 2004 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orlando, Florida
April 14, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HUGHES SUPPLY, INC.

                                     By: /s/ Thomas I. Morgan
                                         --------------------
                                         Thomas I. Morgan
                                         President and Chief Executive Officer

                                         /s/ David Bearman
                                         -----------------
                                         David Bearman
                                         Executive Vice President and
                                         Chief Financial Officer

      Date: April 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ David H. Hughes                       /s/ Vincent S. Hughes
     ---------------------------               ---------------------------
     David H. Hughes                           Vincent S. Hughes
     April 14, 2004                            April 14, 2004
     (Director)                                (Director)


     /s/ Thomas I. Morgan                      /s/ Dale E. Jones
     ----------------------------              ----------------------------
     Thomas I. Morgan                          Dale Jones
     April 14, 2004                            April 14, 2004
     (Director)                                (Director)


     /s/ John D. Baker II                      /s/ William P. Kennedy
     ---------------------------               ----------------------------
     John D. Baker II                          William P. Kennedy
     April 14, 2004                            April 14, 2004
     (Director)                                (Director)


     /s/ Robert N. Blackford                   /s/ Patrick J. Knipe
     ---------------------------               ----------------------------
     Robert N. Blackford                       Patrick J. Knipe
     April 14, 2004                            April 14, 2004
     (Director)                                (Director)


     /s/ H. Corbin Day                         /s/ Amos R. McMullian
     ---------------------------               ----------------------------
     H. Corbin Day                             Amos R. McMullian
     April 14, 2004                            April 14, 2004
     (Director)                                (Director)

INDEX OF EXHIBITS FILED WITH THIS REPORT

10.19       Lease agreements with SJ Limited Partnership.

            Sub-Item                            Property
            --------                            --------
              (a)                  7311 Galveston Road, #800, Houston, TX
              (b)                  7311 Galveston Road, #510, Houston, TX

10.20 Lease agreement with SJ Partnership for 7311 Gavleston Road, #710, Houston, TX

10.21 Lease agreement with Stanwood Limited Partnership for 2751 Miller Road, Decatur, GA

10.22 Lease agreement with SWS-GA Realty, Inc. and Stanwood Interests Limited Partnership for 2331 Varkel Way, Lithonia, GA

10.23       Lease agreements with SWS-TX Realty, Inc.

            Sub-Item                            Property
            --------                            --------
              (a)                  8511 Monroe Boulevard, Houston, TX
              (b)                  8505 Monroe Boulevard, Houston, TX

10.24 Lease agreements with JEM-Realty, Inc. and Stanwood Interests Limited Partnership

            Sub-Item                            Property
            --------                            --------
              (a)                  629 Pressley Road, Charlotte, NC
              (b)                  11835 West Fairmont Parkway, LaPorte, TX
              (c)                  Tract 26 South Houston Gardens, No. 6,
                                   Harris County, TX

(21)        Subsidiaries of the Registrant

(23)        Consent of PricewaterhouseCoopers LLP

(31.1) Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

(31.2) Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

(32.1) Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer

(32.2) Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer