Form 10-Q
period 2004-04-30
HUGHES SUPPLY INC
filed 2004-06-09
CIK 49029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of June 4, 2004
$1 Par Value	30,734,439

HUGHES SUPPLY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three Months Ended
	April 30, 2004	May 2, 2003
Net Sales	$992.8	$782.8
Cost of Sales	751.7	607.4

Gross Margin	241.1	175.4

Operating Expenses:
Selling, general and administrative	184.5	144.4
Depreciation and amortization	6.0	5.1

Total operating expenses	190.5	149.5

Operating Income	50.6	25.9

Non-Operating Income (Expenses):
Interest and other income	1.7	1.5
Interest expense	(6.3)	(7.7)

	(4.6)	(6.2)

Income Before Income Taxes	46.0	19.7
Income Taxes	16.2	7.9

Net Income	$29.8	$11.8

Earnings Per Share:
Basic	$1.00	$0.52

Diluted	$0.97	$0.51

Weighted-Average Shares Outstanding:
Basic	29.9	22.8

Diluted	30.9	23.1

Dividends Declared Per Share	$0.13	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Balance Sheets

(in millions, except share and per share data)

	April 30, 2004 (unaudited)	January 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$9.4	$8.3
Accounts receivable, less allowance for doubtful accounts of $7.9 and $6.5	572.5	493.3
Inventories	524.0	467.0
Deferred income taxes	20.5	19.4
Other current assets	41.8	53.0

Total current assets	1,168.2	1,041.0

Property and Equipment, Net	110.1	161.8
Goodwill	610.1	609.8
Other Assets	69.8	68.7

Total assets	$1,958.2	$1,881.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$45.2	$44.6
Accounts payable	406.6	308.3
Accrued compensation and benefits	20.3	39.3
Other current liabilities	71.7	45.2

Total current liabilities	543.8	437.4

Long-Term Debt	301.7	368.7
Deferred Income Taxes	54.5	55.4
Other Noncurrent Liabilities	17.6	7.8

Total liabilities	917.6	869.3

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 30,795,077 and 30,795,577 shares issued	30.8	30.8
Capital in excess of par value	533.6	533.3
Retained earnings	492.1	465.1
Treasury stock, 128,950 and 216,952 shares, at cost	(3.3)	(5.5)
Unearned compensation related to outstanding restricted stock	(12.6)	(11.7)

Total shareholders’ equity	1,040.6	1,012.0

Total liabilities and shareholders’ equity	$1,958.2	$1,881.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three Months Ended
	April 30, 2004	May 2, 2003
Cash Flows from Operating Activities:
Net income	$29.8	$11.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6.0	5.1
Provision for doubtful accounts	2.8	2.0
Amortization of restricted stock	0.9	0.6
Deferred income taxes	(2.0)	7.4
Other	(0.1)	0.2
Changes in assets and liabilities:
Accounts receivable	(82.0)	(38.7)
Inventories	(57.0)	(28.0)
Other current assets	11.9	6.0
Other assets	(0.8)	(1.2)
Accounts payable	106.9	44.5
Accrued compensation and benefits	(19.0)	(19.7)
Other current liabilities	24.9	5.4
Other noncurrent liabilities	1.2	1.0

Net cash provided by (used in) operating activities	23.5	(3.6)

Cash Flows from Investing Activities:
Capital expenditures	(4.2)	(5.3)
Proceeds from sale of property and equipment	37.0	0.1

Net cash provided by (used in) investing activities	32.8	(5.2)

Cash Flows from Financing Activities:
Net (payments) borrowings under short-term debt arrangements	(43.7)	20.8
Principal payments on other debt	(1.5)	(2.6)
Change in book overdrafts	(8.6)	0.3
Dividends paid	(3.1)	(2.4)
Purchase of treasury shares	—	(6.0)
Other	1.7	(1.0)

Net cash (used in) provided by financing activities	(55.2)	9.1

Net Increase in Cash and Cash Equivalents	1.1	0.3
Cash and Cash Equivalents, Beginning of Period	8.3	1.7

Cash and Cash Equivalents, End of Period	$9.4	$2.0

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.    Basis of Presentation

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our results of operations for the three months ended April 30, 2004 and May 2, 2003, our financial position as of April 30, 2004, and cash flows for the three months ended April 30, 2004 and May 2, 2003. The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the trends or results that may be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 30, 2004, as filed with the Securities and Exchange Commission.

Business

Founded in 1928, we are one of the largest diversified wholesale distributors of construction, repair and maintenance-related products. We distribute over 350,000 products to more than 100,000 customers through approximately 500 branches located in 38 states. Our principal customers include electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

Fiscal Year

Our fiscal year is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2005 is a 52-week period as was fiscal year 2004. The three months ended April 30, 2004 and May 2, 2003 each contained 13 weeks.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no net impact on previously reported results of operations.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ends on June 30, 2004, and final rules are expected to be issued in late 2004. The standard would be applicable for fiscal years beginning after December 15, 2004. We are currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

In December 2003, a revision to FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46R”) was issued to clarify some of the provisions of the interpretation and to exempt certain entities from its requirements. Adoption of the provisions of FIN 46R is required for interim periods ending after March 15, 2004. Our adoption of FIN 46R in the first quarter of fiscal year 2005 did not have an impact on our consolidated financial statements.

Note 2.    Business Combinations

As more fully disclosed in Note 2 of the notes to the consolidated financial statements in our fiscal year 2004 Annual Report, on December 19, 2003, we acquired Century Maintenance Supply, Inc. (“Century”), a leading supplier of maintenance, repair and operations products serving the multi-family market throughout the United States. The results of Century’s operations have been included in our consolidated statements of income since December 19, 2003. Unaudited operating results of operations for the three months ended April 30, 2004 compared to the pro forma operating results of operations for the three months ended May 2, 2003, assuming the acquisition of Century had been completed as of the beginning of fiscal year 2004, are as follows (in millions except per share data):

	Three Months Ended
	April 30, 2004	May 2, 2003
Net sales	$992.8	$853.3
Operating income	50.6	32.0
Net income	29.8	12.8

Earnings per share:
Basic	$1.00	$0.56
Diluted	$0.97	$0.55

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented or the results which may occur in the future.

Note 3.    Stock-Based Compensation

We account for our stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions except per share data):

	Three Months Ended
	April 30, 2004	May 2, 2003
Net income as reported	$29.8	$11.8
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.1)	(0.7)

Pro forma net income	$28.7	$11.1

Earnings per share:
Basic—as reported	$1.00	$0.52

Basic—pro forma	$0.96	$0.49

Diluted—as reported	$0.97	$0.51

Diluted—pro forma	$0.93	$0.48

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued during the three months ended April 30, 2004 and May 2, 2003:

	Three Months Ended
	April 30, 2004	May 2, 2003
Risk-free interest rates	3.0%	3.6%
Dividend yield	1.0%	1.5%
Expected volatility	43.2%	42.5%
Expected stock option lives	5	8

The weighted-average estimated fair value of employee stock options granted was $19.30 and $10.38 per share for the three months ended April 30, 2004 and May 2, 2003, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions could materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

Note 4.    Branch Closures and Consolidation Activities

As more fully disclosed in Note 5 of the notes to the consolidated financial statements in our fiscal year 2004 Annual Report, we approved plans to relocate our corporate offices and to close and consolidate certain branches that did not strategically fit into our core businesses and/or did not perform to our expectations. The liability balance, included in other current liabilities, related to these activities as of the three months ended April 30, 2004 and the year ended January 30, 2004 was as follows (in millions):

	April 30, 2004	January 30, 2004
Beginning balance	$4.1	$1.2
Provision	—	4.4
Cash expenditures:
Lease	(0.6)	(1.4)
Other	(0.1)	(0.1)

Ending balance	$3.4	$4.1

Note 5.    Long-Term Debt

Long-term debt at April 30, 2004 and January 30, 2004 consisted of the following (in millions):

	April 30, 2004	January 30, 2004
8.27% senior notes, due 2005	$11.2	$11.2
8.42% senior notes, due 2007	82.4	82.4
7.96% senior notes, due 2011	70.0	70.0
7.14% senior notes, due 2012	32.4	32.4
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	45.2	45.2
Unsecured bank notes under $290.0 revolving credit agreement, payable March 26, 2007, with an interest rate of 2.0% at April 30, 2004	23.4	100.0
Commercial paper with an interest rate of 1.5% at April 30, 2004	32.9	—
Other notes payable with varying interest rates of 2.1% to 7.6% at April 30, 2004, with due dates from 2004 to 2010	9.4	32.1

Total debt	346.9	413.3
Less current portion	(45.2)	(44.6)

Total long-term debt	$301.7	$368.7

On March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida, excluding certain furniture and fixtures and other office equipment relating to the property, to a subsidiary of Wachovia Development Corporation (“WDC”) for $23.0 million and leased the property back for a period of 20 years. The proceeds from the sale approximated the net book value of the property sold and were paid by WDC to SunTrust Bank (“SunTrust”) for application against amounts outstanding under a separate real estate term credit agreement (the “credit agreement”) we had previously executed on June 5, 2002 with SunTrust. We repaid the remaining amounts outstanding under the credit agreement with SunTrust in the first quarter of fiscal year 2005. The total amount of debt extinguished in the first quarter of fiscal year 2005 under the credit agreement with SunTrust totaled approximately $24.4 million. See Note 8 for further information regarding our lease with WDC.

At April 30, 2004, we were in compliance with all financial and non-financial covenants.

Note 6.    Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the additional dilutive effect of our potential common shares, which include certain employee and director stock options and unvested shares of restricted stock. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended
	April 30, 2004	May 2, 2003
Basic weighted-average shares outstanding	29,930,191	22,844,170
Incremental shares resulting from:
Stock options	457,149	75,301
Restricted stock	478,544	196,852

Diluted weighted-average shares outstanding	30,865,884	23,116,323

Excluded from the above computations of diluted weighted-average shares outstanding were 35,000 and 10,000 unvested shares of restricted common stock at average prices of $56.25 and $31.35 per share during the first quarter of fiscal years 2005 and 2004, respectively, because their effect would have been anti-dilutive. Options to purchase 873,159 shares of common stock at an average exercise price of $33.48 during the first quarter of fiscal year 2004 were excluded from the above computations of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. There were no employee or director stock options that were considered to have an anti-dilutive effect in the first quarter of fiscal year 2005.

Note 7.    Capital Stock

On March 15, 1999, our Board of Directors authorized us to repurchase up to 2.5 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 1,831,400 shares at an average price of $22.91 per share. There were no shares repurchased during the first quarter of fiscal year 2005.

Treasury stock of 88,002 and 5,700 shares were issued under stock plans during the first quarter of fiscal years 2005 and 2004, respectively.

Note 8.    Commitments and Contingencies

Lease Commitments

As discussed in Note 5, on March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida to a subsidiary of WDC for $23.0 million and leased the property back for a period of 20 years. The lease expires on March 16, 2024, with five 5-year extensions exercisable at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee on the value of the leased facility. The lease is accounted for as an operating lease with future minimum annual lease payments totaling $1.2 million occurring during fiscal year 2005, $1.4 million per year occurring during fiscal years 2006 through 2009 and $25.6 million occurring thereafter.

On April 30, 2004, we completed a sale-leaseback transaction for a portfolio of properties associated with 18 different branches. The properties were sold at a price of $32.7 million and leased back pursuant to 15-year minimum term operating leases. A loss of approximately $1.3 million resulting from the sale was recognized during the first quarter of fiscal year 2005 for the branches that were sold at a price less than their net book value. A gain of approximately $9.1 million resulting from the sale was deferred and will be amortized over the minimum term of the leases for branches that were sold at a price greater than their net book value. We do not have an option to purchase the leased facilities at the end of the minimum lease terms and have not issued any residual guarantees of the value of the leased facilities. The leases are accounted for as operating leases with future minimum annual lease payments totaling $1.9 million occurring during fiscal year 2005, $2.6 million per year occurring during fiscal years 2006 through 2008, $2.7 million occurring during fiscal year 2009 and $28.8 million occurring thereafter.

Legal Matters

We are involved in various legal proceedings arising in the normal course of our business. In our opinion, none of the proceedings are material in relation to our consolidated operations, cash flows or financial position.

Note 9.    Supplemental Cash Flows Information

Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows (in millions):

	Three Months Ended
	April 30, 2004	May 2, 2003
Income taxes paid (refunded), net	$2.2	$(0.4)
Interest paid	0.9	2.5
Debt relieved with sale-leaseback proceeds (Note 5)	23.0	—
Assets acquired with debt	1.8	5.7

During April 2004, we awarded an aggregate of 31,000 restricted shares of our common stock to certain key employees in accordance with our 1997 Executive Stock Plan. The majority of the shares vest five years from the award date. The market value of the restricted shares was $1.8 million at the date of the grant and was recorded as unearned compensation, a component of shareholders’ equity. This amount is being charged ratably to expense over the vesting period. There were no restricted stock grants made to employees during the first quarter of fiscal year 2004.

On March 9, 2004, our Board of Directors declared a quarterly cash dividend of $0.13 per share that was payable on May 14, 2004 to shareholders of record on May 3, 2004. Dividends declared but not paid totaled $4.0 million and $2.3 million at April 30, 2004 and May 2, 2003, respectively.

The income tax benefit of stock options exercised during the first quarter of fiscal year 2005 totaled $0.3 million.

Note 10.    Segment Information

We are organized on a product line basis and report the results of our operations associated with our product lines in six operating segments and an Other category. The six operating segments are: Water & Sewer; Plumbing/Heating, Ventilating and Air Conditioning (HVAC); Utilities; Electrical; Maintenance, Repair and Operations (MRO); and Industrial PVF. We include our Building Materials, Fire Protection and Mechanical Industrial product lines in the Other category.

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

The following table presents net sales and other financial information by segment for the first quarter of fiscal years 2005 and 2004 (in millions):

	Net Sales		Operating Income		Depreciation and Amortization
Three Months Ended	April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003	April 30, 2004	May 2, 2003
Water & Sewer	$271.6	$219.0	$10.6	$8.9	$0.7	$0.7
Plumbing/HVAC	220.9	205.2	5.1	1.1	0.7	0.8
Utilities	100.1	88.9	2.9	3.4	0.3	0.4
Electrical	102.3	90.4	3.6	1.9	0.2	0.3
MRO	106.9	30.6	7.2	1.2	1.2	0.1
Industrial PVF	82.7	73.1	11.5	6.6	0.2	0.2
Other	108.3	75.6	9.7	2.8	0.4	0.5
Corporate	—	—	—	—	2.3	2.1

Total	$992.8	$782.8	$50.6	$25.9	$6.0	$5.1

The following tables include our investment in assets (accounts receivable less allowance for doubtful accounts, inventories and goodwill) and accounts payable for each segment as of April 30, 2004 and January 30, 2004 (in millions):

	As of April 30, 2004
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$198.1	$111.7	$104.7	$414.5	$118.5
Plumbing/HVAC	120.5	127.1	50.1	297.7	98.6
Utilities	35.2	53.7	59.3	148.2	45.5
Electrical	59.7	34.3	9.0	103.0	41.7
MRO	50.2	53.1	273.1	376.4	21.8
Industrial PVF	38.5	109.4	56.4	204.3	17.7
Other	70.3	34.7	57.5	162.5	30.1
Corporate	—	—	—	—	32.7

Total	$572.5	$524.0	$610.1	1,706.6	$406.6

Cash and cash equivalents				9.4
Deferred income taxes				20.5
Other current assets				41.8
Property and equipment				110.1
Other assets				69.8

Total Assets				$1,958.2

	As of January 30, 2004
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$161.4	$92.8	$104.7	$358.9	$78.8
Plumbing/HVAC	106.8	114.4	50.1	271.3	79.1
Utilities	30.9	46.8	59.3	137.0	22.2
Electrical	51.6	28.4	9.0	89.0	28.1
MRO	48.7	52.6	272.8	374.1	16.4
Industrial PVF	40.5	103.3	56.4	200.2	27.8
Other	53.4	28.7	57.5	139.6	18.8
Corporate	—	—	—	—	37.1

Total	$493.3	$467.0	$609.8	1,570.1	$308.3

Cash and cash equivalents				8.3
Deferred income taxes				19.4
Other current assets				53.0
Property and equipment				161.8
Other assets				68.7

Total Assets				$1,881.3

Note 11.  Related Party Transaction

During the first quarter of fiscal year 2005, we approved donations totaling $0.5 million to Hughes Supply Foundation, Inc. (“HSF”), a not-for-profit charitable organization designed to help provide financial assistance for families in need in areas where we operate. The Board of Directors of HSF is comprised of certain of our executives, including the Chairman of the Board, the President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer.

Note 12.  Subsequent Events

On May 3, 2004, we completed the acquisition of Standard Wholesale Supply Company (“Standard”), a distributor of waterworks, electrical and plumbing products primarily serving the residential and infrastructure construction markets in Las Vegas, Nevada. Standard generated sales of approximately $73 million in its latest fiscal year ended December 31, 2003, with product offerings including pipes, hydrants, valves, fittings, poles, street lights, wire and cable, and fixtures. The acquisition of Standard allows us to accelerate our expansion into the high-growth market of Las Vegas, Nevada, and also allows us to invest in a profitable business that is well-aligned with our culture of providing the highest level of service possible to the customer, along with quality products.

On May 28, 2004, we completed the acquisition of Todd Pipe & Supply (“Todd Pipe”), one of the largest independent wholesale plumbing suppliers in Southern California and Las Vegas, Nevada. Todd Pipe generated sales of approximately $211 million during the twelve months ended January 31, 2004. The acquisition of Todd Pipe allows us to expand our geographic footprint into attractive, high-growth markets and to invest in businesses with leadership market positions and superior operating models, thus improving our overall operating portfolio and financial returns.

PART I.    FINANCIAL INFORMATION — Continued

HUGHES SUPPLY, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our business and results of operations. This information is a discussion and analysis of certain significant factors that have affected our results of operations for the three months ended April 30, 2004 and May 2, 2003, and our financial condition as of April 30, 2004. MD&A should be read in conjunction with our consolidated financial statements and the notes thereto contained herein and in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 30, 2004.

Forward-Looking Statements

Certain statements made by us or incorporated by reference in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “may,” “will,” “should,” “plan,” “intend,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results or events may differ significantly from those indicated in such forward-looking statements as a result of various important factors. These factors are discussed under the caption “Item 1. Business—Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2004. All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business

Founded in 1928, we are one of the largest diversified wholesale distributors of construction, repair and maintenance-related products. We distribute over 350,000 products to more than 100,000 customers through approximately 500 branches located in 38 states. Our principal customers include electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

Fiscal Year

Our fiscal year is a 52 or 53-week period ending on the last Friday in January. Fiscal year 2005 is a 52-week period as was fiscal year 2004. The three months ended April 30, 2004 and May 2, 2003 each contained 13 weeks.

Segment Information

We are organized on a product line basis and report the results of our operations associated with our product lines in six operating segments and an Other category. The six operating segments are: Water & Sewer; Plumbing/Heating, Ventilating and Air Conditioning (HVAC); Utilities; Electrical; Maintenance, Repair and Operations (MRO); and Industrial PVF. We include our Building Materials, Fire Protection and Mechanical Industrial product lines in the Other category.

Inter-segment sales are excluded from the net sales presented for each segment. Operating income for each segment includes certain corporate expense allocations for employee benefits, corporate overhead expenses, data processing expenses and insurance. These allocations are based on consumption or at a standard rate determined by management.

Same-Store Sales Methodology

During the first quarter of fiscal year 2005, we changed our same-store sales methodology to include all branches, including those that are newly opened, closed and acquired during the comparative fiscal periods. For comparative purposes, prior period sales will be reported on a pro forma basis to include pre-acquisition sales activity. Branches of any divested business will continue to be excluded from our calculation. We believe the new methodology more accurately reflects the current sales performance of all our branches, including those newly acquired.

Results of Operations

Our results of operations for the first quarter of fiscal year 2005 reflect strong quarterly net sales, net income and diluted earnings per share growth. Net sales increased 26.8% to $992.8 million in the first quarter of fiscal year 2005, compared to the $782.8 million reported in the prior year’s first quarter. Same-store sales increased 14.3% with good growth reported in all of our segments and the three product lines comprising the Other category. Our gross margin ratio to net sales of 24.3%, our highest ratio in recent history, along with our ability to hold the ratio of operating expenses to net sales flat, were the primary drivers of a 152.5% improvement in net income. Net income in the first quarter of 2005 totaled $29.8 million, an $18.0 million increase compared to the prior year’s first quarter net income of $11.8 million. Diluted earnings per share in the first quarter of fiscal year 2005 totaled $0.97 on 30.9 million shares outstanding, compared to $0.51 per diluted share reported in the prior year on 23.1 million shares outstanding.

Net Sales

Net sales are affected by numerous factors, including, but not limited to, commodity pricing, seasonality, weather, competition and construction cycles. The following table presents the major components of our consolidated net sales during the first quarter of fiscal years 2005 and 2004 (dollars in millions):

	Three Months Ended
	April 30, 2004	May 2, 2003	Percentage Variance
Existing sales base	$887.9	$765.2	16.0%
Newly-opened branches	6.4	—
Closed and/or combined branches	0.7	17.6
Acquisitions (1)	97.8	86.1

Same-store sales	992.8	868.9	14.3%
Less: Pre-acquisition pro forma sales (1)	—	(86.1)

Net sales	$992.8	$782.8	26.8%

(1)	For comparative purposes, prior periods are reported on a pro forma basis to include pre-acquisition sales activity.

Net sales in the first quarter of fiscal year 2005 totaled $992.8 million, an increase of $210.0 million or 26.8%, compared to the prior year’s first quarter net sales of $782.8 million. This increase was primarily due to the acquisitions of Century Maintenance Supply, Inc. (“Century”) and Marden Susco, LLC (“Marden Susco”) completed during the fourth and third quarters of fiscal year 2004, respectively, in addition to increased demand from a strengthening commercial construction sector and commodity price increases. The Century and Marden Susco acquisitions added $97.8 million of net sales to the first quarter of fiscal year 2005.

The same-store sales increase of $123.9 million or 14.3% primarily reflected increased commercial and public sector construction activity, continued strength in the residential construction market and significant price increases in commodities such as steel, PVC, copper, nickel and lumber. Four of our six segments and the three product lines comprising our Other category (Building Materials, Fire Protection and Mechanical Industrial) reported growth in excess of 10%.

Gross Margin

Gross margin is affected by numerous factors, including, but not limited to product mix changes, commodity pricing, competition, vendor rebates and direct shipments compared to stock sales. Gross margin and gross margin ratio to net sales during the first quarter of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Three Months Ended
	April 30, 2004	May 2, 2003	Percentage and Basis Point Variance
Gross margin	$241.1	$175.4	37.5%
Gross margin ratio to net sales	24.3%	22.4%	190

Gross margin ratio to net sales totaled 24.3% and 22.4% in the first quarter of fiscal years 2005 and 2004, respectively. The improvement was mainly attributable to our ability to capitalize on the strong pricing environment and greater demand experienced in most of our businesses, as well as increased rebate income resulting from our continued vendor consolidation efforts and improved programs with our suppliers. Product mix was also a part of the improved gross margin with increased sales from our higher-margin MRO business comprising 10.8% of our net sales in the first quarter of fiscal year 2005 compared to 3.9% in the prior year’s first quarter as a result of the Century acquisition. The Industrial PVF and Building Materials businesses, which have historically generated higher margins than our other businesses, also comprised a greater percentage of our net sales during the first quarter of fiscal year 2005.

Operating Expenses

Operating expenses and percentage of net sales for the first quarter of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Operating Expenses			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	April 30, 2004	May 2, 2003	Percentage Variance	April 30, 2004	May 2, 2003	Basis Point Variance
Personnel expenses	$120.5	$95.3	26.4%	12.1%	12.2%	(10)
Other selling, general and administrative expenses	64.0	49.1	30.3%	6.4%	6.3%	10
Depreciation and amortization	6.0	5.1	17.6%	0.6%	0.7%	(10)

Total	$190.5	$149.5	27.4%	19.2%	19.1%	10

As a percentage of net sales, personnel expenses remained relatively flat at 12.1% and 12.2% for the first quarter of fiscal years 2005 and 2004, respectively, with the $25.2 million increase in costs quarter over quarter primarily relating to the Century and Marden Susco acquisitions and increased employee benefit costs. The Century and Marden Susco acquisitions collectively added $12.1 million of personnel expenses to the first quarter of fiscal year 2005 and contributed to a 15.3% increase in our workforce, from approximately 7,200 employees at May 2, 2003 to approximately 8,300 at April 30, 2004. Employee healthcare insurance expenses increased $4.1 million due to higher enrollment and increasing healthcare costs.

As a percentage of net sales, other selling, general and administrative expenses remained relatively flat at 6.4% and 6.3% for the first quarter of fiscal years 2005 and 2004, respectively, with the $14.9 million increase in costs primarily relating to the Century and Marden Susco acquisitions and various other expense increases. The acquisitions of Century and Marden Susco added $8.8 million of other selling, general and administrative expenses to the first quarter of fiscal year 2005. Other selling, general and administrative costs also increased as a result of $2.4 million of additional tax and tax-related expenses, $1.2 million of additional marketing expenses due to increased efforts to obtain new business opportunities as well as continued investments in programs that target both customers and vendors, $1.1 million of increased telecommunications costs due to our continued investment in bandwidth capacity and information technology initiatives, and a donation of $0.5 million in the first quarter of fiscal year 2005 to the Hughes Supply Foundation, Inc., a not-for-profit charitable organization.

As a percentage of net sales, depreciation and amortization expenses remained relatively flat at 0.6% and 0.7% for the first quarter of fiscal years 2005 and 2004, respectively. The increase of $0.9 million during the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 was primarily driven by amortization of intangible assets related to the Century and Marden Susco acquisitions.

Operating Income

Operating income is affected significantly by fluctuations in net sales as well as changes in business and product mix. Operating income for the first quarter of fiscal years 2005 and 2004 was as follows (dollars in millions):

	Operating Income			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	April 30, 2004	May 2, 2003	Percentage Variance	April 30, 2004	May 2, 2003	Basis Point Variance
Operating income	$50.6	$25.9	95.4%	5.1%	3.3%	180

Operating income during the first quarter of fiscal year 2005 totaled $50.6 million, increasing $24.7 million or 95.4%, compared to the prior year’s first quarter operating income of $25.9 million. The acquisitions of Century and Marden Susco added $9.2 million of operating income to the first quarter of fiscal year 2005. Operating income as a percentage of net sales increased 180 basis points to 5.1% in the first quarter of fiscal year 2005 compared to 3.3% in fiscal year 2004 primarily due to improved product pricing and mix and our continued efforts to manage our expenses to leverage increased net sales.

Interest and Other Income

Interest and other income totaled $1.7 million and $1.5 million in the first quarter of fiscal years 2005 and 2004, respectively. The increase in fiscal year 2005 was primarily due to $0.2 million of interest received during the first quarter relating to the settlement of amended prior year federal income tax filings.

Interest Expense

Interest expense totaled $6.3 million and $7.7 million in the first quarter of fiscal years 2005 and 2004, respectively. The decrease in interest expense was primarily due to a reduction in higher-cost debt balances. Total debt decreased $118.9 million, or 25.5%, from $465.8 million as of May 2, 2003 to $346.9 million as of April 30, 2004 and our weighted-average interest rate for the first quarter of fiscal year 2005 decreased 60 basis points compared to the prior year’s first quarter.

Income Taxes

Our effective tax rate in the first quarter of fiscal years 2005 and 2004 was 35.3% and 40.0%, respectively. The decrease was primarily attributable to a $1.7 million tax benefit realized in the first quarter of fiscal year 2005 related to federal income tax filing amendments associated with prior fiscal years. Our effective tax rate is expected to be 39.0% for the remainder of fiscal year 2005.

Segment Results

Consolidated and same-store sales by segment in the first quarter of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Consolidated Net Sales			Same-Store Sales
	Three Months Ended			Three Months Ended
	April 30, 2004	May 2, 2003	Percentage Variance	April 30, 2004	May 2, 2003	Percentage Variance
Water & Sewer	$271.6	$219.0	24.0%	$271.6	$234.7	15.7%
Plumbing/HVAC	220.9	205.2	7.7%	220.9	205.2	7.7%
Utilities	100.1	88.9	12.6%	100.1	88.9	12.6%
Electrical	102.3	90.4	13.2%	102.3	90.4	13.2%
MRO	106.9	30.6	249.3%	106.9	101.0	5.8%
Industrial PVF	82.7	73.1	13.1%	82.7	73.1	13.1%
Other	108.3	75.6	43.3%	108.3	75.6	43.3%

Total	$992.8	$782.8	26.8%	$992.8	$868.9	14.3%

Operating income by segment and as a percentage of net sales for the first three months of fiscal years 2005 and 2004 was as follows (dollars in millions):

	Operating Income			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	April 30, 2004	May 2, 2003	Percentage Variance	April 30, 2004	May 2, 2003	Basis Points
Water & Sewer	$10.6	$8.9	19.1%	3.9%	4.1%	(20)
Plumbing/HVAC	5.1	1.1	363.6%	2.3%	0.5%	180
Utilities	2.9	3.4	(14.7)%	2.9%	3.8%	(90)
Electrical	3.6	1.9	89.5%	3.5%	2.1%	140
MRO	7.2	1.2	500.0%	6.7%	3.9%	280
Industrial PVF	11.5	6.6	74.2%	13.9%	9.0%	490
Other	9.7	2.8	246.4%	9.0%	3.7%	530

Total	$50.6	$25.9	95.4%	5.1%	3.3%	180

The following is a discussion of factors impacting net sales and operating income for our operating segments:

Water & Sewer

Net sales: Net sales in the first quarter of fiscal year 2005 totaled $271.6 million, an increase of $52.6 million or 24.0%, compared to the prior year’s first quarter net sales of $219.0 million. This increase included sales of $20.3 million from the Marden Susco acquisition completed in August 2003. Same-store sales increased by $36.9 million compared to the first quarter of fiscal year 2004 amount, which includes pro forma sales of $15.7 million for Marden Susco. A higher volume of private and public infrastructure projects, particularly in the West and Southeast markets, and higher prices for PVC and ductile iron pipe drove the 15.7% same-store sales increase in the first quarter of fiscal year 2005.

Operating income: As a percentage of net sales, operating income decreased to 3.9% in the first quarter of fiscal year 2005 from 4.1% in the prior year’s first quarter. The 20 basis point decrease was primarily the result of decreased gross margins resulting from competitive pricing pressures in certain markets partially offset by increased rebate income resulting from continued vendor consolidation efforts and improved programs with our suppliers.

Plumbing/HVAC

Net sales: Net sales and same-store sales in the first quarter of fiscal year 2005 totaled $220.9 million, an increase of $15.7 million or 7.7%, compared to the prior year’s first quarter total of $205.2 million. The segment’s first quarter 2005 results benefited from rising prices for steel, copper and PVC products. Improvement in commercial sector activity and continued strength in residential projects also contributed to the sales growth during the first quarter of fiscal year 2005.

Operating income: As a percentage of net sales, operating income increased to 2.3% in the first quarter of fiscal year 2005 from 0.5% in the prior year’s first quarter. The 180 basis point increase was primarily the result of gross margin improvement resulting from favorable commodity prices, growth in the commercial market, continued strength in residential projects and increased rebate income.

Utilities

Net sales: Net sales and same-store sales in the first quarter of fiscal year 2005 totaled $100.1 million, an increase of $11.2 million or 12.6%, compared to the prior year’s first quarter total of $88.9 million. Sales growth in the first quarter of 2005 was primarily attributable to higher sales resulting from our continued efforts to expand alliances with large electric utility companies, in addition to improved overall market conditions and higher pricing for steel products.

Operating income: As a percentage of net sales, operating income decreased to 2.9% in the first quarter of fiscal year 2005 from 3.8% in the prior year’s first quarter. The 90 basis point decrease was primarily due to a decline in gross margin resulting from a higher percentage of lower margin direct shipment sales in the first quarter of fiscal year 2005, in addition to an overall increase in the ratio of operating expenses to net sales relating to our efforts to put infrastructure in place necessary to support additional business from alliance customers.

Electrical

Net sales: Net sales and same-store sales in the first quarter of fiscal year 2005 totaled $102.3 million, an increase of $11.9 million or 13.2%, compared to the prior year’s first quarter total of $90.4 million. Sales growth benefited from higher prices for steel, copper and PVC-based products, in addition to the strengthening economy and increased commercial construction activity, primarily in Florida.

Operating income: As a percentage of net sales, operating income increased to 3.5% in the first quarter of fiscal year 2005 from 2.1% in the prior year’s first quarter. The 140 basis point increase was primarily attributable to improved gross margin resulting from higher commodity prices and increased utilization of matrix pricing within Eclipse, our distribution management system.

MRO

Net sales: Net sales in the first quarter of fiscal year 2005 totaled $106.9 million, an increase of $76.3 million or 249.3%, compared to the prior year’s first quarter total of $30.6 million. This increase included sales of $77.5 million from the Century acquisition completed in December 2003. Same-store sales increased $5.9 million or 5.8% compared to the first quarter of fiscal year 2004 amount, which included pro forma sales of $70.4 million for Century, due to improved penetration in certain markets and sales initiatives such as a new lighting gallery and sales to the federal government. Sales growth during the first quarter of fiscal year 2005 was impacted by the temporary disruption caused by sales force rationalization in overlapping markets and by integration efforts associated with the Century acquisition.

Operating income: As a percentage of net sales, operating income increased to 6.7% in the first quarter of fiscal year 2005 from 3.9% in the prior year’s first quarter. The 280 basis point increase was primarily the result of the inclusion of Century, which generates a higher return on net sales, partially offset by integration costs.

Industrial PVF

Net sales: Net sales and same-store sales in the first quarter of fiscal year 2005 totaled $82.7 million, an increase of $9.6 million or 13.1%, compared to the prior year’s first quarter net sales and same-store sales of $73.1 million. The sales growth was primarily the result of high nickel and steel prices during the first quarter of fiscal year 2005. The Industrial PVF segment is beginning to experience a slight pick-up in demand from large, petrochemical customers and an increase in metal fabrication work, which we believe can be an early indicator of increased industrial activity.

Operating income: As a percentage of net sales, operating income increased to 13.9% in the first quarter of fiscal year 2005 from 9.0% in the prior year’s first quarter. The 490 basis point increase was primarily the result of an increase in gross margin attributable to higher selling prices related to nickel and steel products experienced during the first quarter of fiscal year 2005, a portion of which was successfully passed along to customers, partially offset by a $0.8 million increase in the provision for doubtful accounts primarily relating to one specific customer.

Other

Net sales: Net sales and same-store sales in the first quarter of fiscal year 2005 totaled $108.3 million, an increase of $32.7 million or 43.3%, compared to the prior year’s first quarter net sales of $75.6 million, with all three product lines comprising the Other category experiencing strong sales growth. The Building Materials product line had sales growth of $16.4 million or 38.4% in the first quarter of fiscal year 2005 as compared to the prior year’s first quarter as a result of significant increases in the price of steel and lumber, along with increased demand from the strengthening commercial construction market, particularly in Florida and North Carolina. The Fire Protection product line had sales growth of $13.6 million or 56.4% during this period as a result of significantly higher steel prices and some accelerated purchasing by customers in anticipation of future price increases and anticipated shortages. The Mechanical Industrial product line had sales growth in the first quarter of fiscal year 2005 of $2.7 million or 30.9%, as compared to the prior year’s first quarter.

Operating income: As a percentage of net sales, operating income increased to 9.0% in the first quarter of fiscal year 2005 from 3.7% in the prior year’s first quarter. The 530 basis point increase was primarily the result of strong sales and gross margin growth in all three product lines in addition to sound expense management.

Liquidity and Capital Resources

The following sets forth certain measures of our liquidity (dollars in millions):

	Three Months Ended
	April 30, 2004	May 2, 2003
Net cash provided by (used in) operating activities	$23.5	$(3.6)
Net cash provided by (used in) investing activities	32.8	(5.2)
Net cash (used in) provided by financing activities	(55.2)	9.1

	April 30, 2004	January 30, 2004
Working capital	$624.4	$603.6
Current ratio	2.1 to 1	2.4 to 1
Debt to total capital	25.0%	29.0%

Working Capital

Compared to January 30, 2004, working capital increased $20.8 million or 3.4% during the first quarter of fiscal year 2005. The increase in working capital was primarily attributable to higher accounts receivable balances driven by net sales growth, and lower compensation and benefits accruals as a result of bi-weekly payroll payment timing combined with annual bonus payments, which are made during the first quarter of every year. These increases to working capital were offset by lower levels of owned inventories (inventories less accounts payable) resulting from improved payables management, reduced other current assets due to collections of vendor rebate receivables and increased other current liabilities caused by the timing of accrued tax and interest payments. We continue to maintain a focus on working capital improvement and have implemented initiatives to improve each element of our working capital.

Operating Activities

During the first quarter of fiscal years 2005 and 2004, cash flows provided by (used in) operating activities totaled $23.5 million and ($3.6) million, respectively. Operating cash flow increased in the first quarter of fiscal year 2005 primarily as a result of the increase in net income and fluctuations in accounts payable and other current liabilities balances. Partially offsetting these operating cash flow increases were fluctuations in accounts receivable and inventories.

Compared to the prior year period, accounts payable balances increased $106.9 million during the first quarter of fiscal year 2005 versus a $44.5 million increase during the first quarter of fiscal year 2004 as a result of our efforts to extend vendor payment terms. Other current liabilities increased $24.9 million during the first quarter of fiscal year 2005 compared to an increase of $5.4 million during the first quarter of fiscal year 2004 due mainly to the timing of accrued tax and interest payments.

Increased net sales primarily drove the accounts receivable increase of $82.0 million during the first quarter of fiscal year 2005 compared to a $38.7 million increase in the first quarter of fiscal year 2004. Overall, days sales outstanding remained essentially flat in both periods, while past due balances as a percentage of total accounts receivable decreased in fiscal year 2005. Compared to the prior year period, inventories increased $57.0 million during the first quarter of fiscal year 2005 versus a $28.0 million increase during the first quarter of fiscal year 2004 mainly due to a seasonal build-up in inventories to support higher sales volumes expected in the spring and summer months in addition to commodity price increases.

Going forward, we expect operating cash flows to continue to be strong as we continue to improve our working capital efficiency to support the sales growth without using cash.

Investing Activities

Our expenditures for property and equipment totaled $4.2 million and $5.3 million during the first quarter of fiscal years 2005 and 2004, respectively. Of the total $4.2 million of capital expenditures during the first quarter of fiscal year 2005, approximately $2.5 million related to information technology (“IT”) outlays, including amounts for the Hughes Unified operating system and the new finance system that are currently being implemented. While there can be no assurance that current expectations will be realized, capital expenditures are expected to be in the range of approximately $20.0 million to $25.0 million during fiscal year 2005.

Proceeds from the sale of property and equipment totaled $37.0 million and $0.1 million in the first quarter of fiscal years 2005 and 2004, respectively. During the first quarter of fiscal year 2005, proceeds from the sale of property and equipment consisted primarily of cash received from the sale-leaseback of a portfolio of properties associated with 18 different branches. The resulting leases have qualified for operating lease treatment.

On May 3, 2004, we completed the acquisition of Standard Wholesale Supply Company (“Standard”), a distributor of waterworks, electrical and plumbing products primarily serving the residential and infrastructure construction markets in Las Vegas, Nevada, one of the fastest growing cities in the United States. Standard generated sales of approximately $73 million in its latest fiscal year ended December 31, 2003, with product offerings including pipes, hydrants, valves, fittings, poles, street lights, wire and cable, and fixtures.

On May 28, 2004, we completed the acquisition of Todd Pipe & Supply (“Todd Pipe”), one of the largest independent wholesale plumbing suppliers in the high-growth markets of Southern California and Las Vegas, Nevada. Todd Pipe generated sales of approximately $211 million during the twelve months ended January 31, 2004.

Financing Activities

During the first quarter of fiscal years 2005 and 2004, cash flows (used in) provided by financing activities totaled ($55.2) million and $9.1 million, respectively. Financing activities consisted primarily of borrowings and repayments under our $290 million revolving credit agreement, changes in book overdrafts and dividend payments. Financing cash flows decreased during the first quarter of fiscal year 2005 by $64.3 million primarily reflecting lower amounts due under our revolving credit agreement. Net (payments) borrowings made under our revolving credit agreement totaled ($43.7) million and $20.8 million in the first quarter of fiscal years 2005 and 2004, respectively. Other debt payments, including scheduled payments on our senior notes, totaled $1.5 million and $2.6 million in the first quarter of fiscal years 2005 and 2004, respectively. As of April 30, 2004, we were in compliance with all financial covenants.

Dividend payments totaled $3.1 million and $2.4 million during the first quarter of fiscal years 2005 and 2004, respectively. The higher dividend payments in fiscal year 2005 were primarily attributable to an increase in our common stock outstanding due to the sale of 6,900,000 shares in a public offering during the fourth quarter of fiscal year 2004. On March 9, 2004, our Board of Directors declared a quarterly cash dividend of $0.13 per share that was payable on May 14, 2004 to shareholders of record on May 3, 2004. The $0.13 per share dividend is 30% higher than the $0.10 per share dividend paid in the first quarter of 2004 and 2005.

On March 15, 1999, our Board of Directors authorized us to repurchase up to 2.5 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 1,831,400 shares at an average price of $22.91 per share, of which 258,600 shares at an average price of $23.39 per share were repurchased during the first quarter of fiscal year 2004. Shares repurchased totaled $6.0 million in the first quarter of fiscal year 2004. There were no shares repurchased during the first quarter of fiscal year 2005, and we do not expect to purchase additional shares during the remainder of this fiscal year.

Our liquidity and capital needs have generally been met by cash flows from operating activities and borrowings under our revolving credit agreement. As of April 30, 2004, we had $9.4 million of cash and $232.3 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The funds necessary to finance the acquisitions of Standard and Todd Pipe were borrowed under our revolving credit agreement. We believe we have sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities.

Off-balance Sheet Arrangements

As more fully disclosed in our fiscal year 2004 Annual Report, we have entered into operating leases for certain facilities, vehicles and equipment. Many of our vehicle and equipment leases typically contain set residual values and residual value guarantees. We believe that the likelihood of any material amounts being funded in connection with these commitments is remote.

On March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida to a subsidiary of Wachovia Development Corporation (“WDC”) for $23.0 million and leased the property back for a period of 20 years. The proceeds from the sale approximated the net book value of the property sold, and were paid by WDC to SunTrust Bank (“SunTrust”) for application against amounts outstanding under a separate real estate term credit agreement we had previously executed on June 5, 2002 with SunTrust. The lease expires on March 16, 2024, with five 5-year extensions exercisable at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee on the value of the leased facility. The lease is accounted for as an operating lease with future minimum annual lease payments totaling $1.2 million occurring during fiscal year 2005, $1.4 million per year occurring during fiscal years 2006 through 2009, and $25.6 million occurring thereafter.

On April 30, 2004, we completed a sale-leaseback transaction for a portfolio of properties associated with 18 different branches. The properties were sold at a price of $32.7 million and leased back pursuant to 15-year minimum term operating leases. A loss of approximately $1.3 million resulting from the sale was recognized during the first quarter of fiscal year 2005 for the branches that were sold at a price less than their net book value. A gain of approximately $9.1 million resulting from the sale was deferred and will be amortized over the minimum term of the leases for branches that were sold at a price greater than their net book value. We do not have an option to purchase the leased facilities at the end of the minimum lease terms and have not issued any residual guarantees of the value of the leased facilities. The leases are accounted for as operating leases with future minimum annual lease payments totaling $1.9 million occurring during fiscal year 2005, $2.6 million per year occurring during fiscal years 2006 through 2008, $2.7 million occurring during fiscal year 2009, and $28.8 million occurring thereafter.

Contractual Obligations

Aside from the two aforementioned sale-leaseback transactions, there have been no material changes outside of the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our fiscal year 2004 Annual Report.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ends on June 30, 2004, and final rules are expected to be issued in late 2004. The standard would be applicable for fiscal years beginning after December 15, 2004. We are currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

In December 2003, a revision to FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46R”) was issued to clarify some of the provisions of the interpretation and to exempt certain entities from its requirements. Adoption of the provisions of FIN 46R is required for interim periods ending after March 15, 2004. Our adoption of FIN 46R in the first quarter of fiscal year 2005 did not have an impact on our consolidated financial statements.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our fiscal year 2004 Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. Our critical accounting policies relating to the allowance for doubtful accounts, inventories, consideration received from vendors, impairment of long-lived assets, and self-insurance reserves are described in the Annual Report. As of April 30, 2004, there have been no material changes to any of the critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in the prices of certain of its products that result from commodity price fluctuations and from changes in interest rates on outstanding variable-rate debt.

Commodity Price Risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in stainless steel, plastic, nickel alloy, copper, aluminum, PVC, lumber, and other commodities. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

As discussed above, our results of operations in the first quarter of fiscal year 2005 were favorably impacted by increases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance and could continue to do so in the future.

Interest Rate Risk

At April 30, 2004, we had $56.3 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their April 30, 2004 levels, the market risk with respect to our variable-rate debt would not be material. We manage our interest rate risk by maintaining a balance between fixed and variable rate debt.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective at a level of reasonable assurance to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

In addition, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

HUGHES SUPPLY, INC.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended April 30, 2004.

Period	Total number of shares (or units) purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
February 2004 (January 31 - February 27)	—	—	—	668,600

March 2004 (February 28 - March 26)	—	—	—	668,600

April 2004 (March 27 - April 30)	—	—	—	668,600

Total	—		—

(1)	On March 15, 1999, our Board of Directors authorized us to repurchase up to 2.5 million shares of our outstanding common stock to be used for general corporate purposes.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Hughes Supply, Inc. amended and restated Supplemental Executive Retirement Plan, effective as of February 5, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

On February 17, 2004, Hughes Supply, Inc. filed a Form 8-K dated February 17, 2004 to incorporate an exhibit by reference into the Registration Statement on Form S-3 (File No. 333-110150) filed with the Commission on October 31, 2003, amended on December 19, 2003 and December 31, 2003 and declared effective by the Commission on January 2, 2004.

On March 10, 2004, Hughes Supply, Inc. furnished a Current Report on Form 8-K dated March 9, 2004 regarding a news release announcing its operating results for the fourth quarter ended January 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date: June 9, 2004	By:	/s/ THOMAS I. MORGAN
Thomas I. Morgan
President and Chief Executive Officer

Date: June 9, 2004	By:	/s/ DAVID BEARMAN
David Bearman
Executive Vice President and
Chief Financial Officer