Form 10-Q
period 2004-07-30
HUGHES SUPPLY INC
filed 2004-09-08
CIK 49029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of September 3, 2004
$1 Par Value	30,948,389

HUGHES SUPPLY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUGHES SUPPLY, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net Sales	$1,143.1	$815.1	$2,135.9	$1,597.9
Cost of Sales	873.0	630.6	1,624.7	1,238.0

Gross Margin	270.1	184.5	511.2	359.9

Operating Expenses:
Selling, general and administrative	192.9	142.9	377.4	287.3
Depreciation and amortization	6.7	5.0	12.7	10.1

Total operating expenses	199.6	147.9	390.1	297.4

Operating Income	70.5	36.6	121.1	62.5

Non-Operating Income (Expenses):
Interest and other income	1.6	1.9	3.3	3.4
Interest expense	(7.5)	(7.4)	(13.8)	(15.1)

	(5.9)	(5.5)	(10.5)	(11.7)

Income Before Income Taxes	64.6	31.1	110.6	50.8
Income Taxes	25.2	12.4	41.4	20.3

Net Income	$39.4	$18.7	$69.2	$30.5

Earnings Per Share:
Basic	$1.31	$0.82	$2.31	$1.33

Diluted	$1.27	$0.80	$2.24	$1.31

Weighted-Average Shares Outstanding:
Basic	30.0	22.8	30.0	22.8

Diluted	31.0	23.3	30.9	23.2

Dividends Declared Per Share	$0.13	$0.10	$0.26	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	July 30, 2004	January 30, 2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18.2	$8.3
Accounts receivable, less allowance for doubtful accounts of $9.4 and $6.5	662.5	493.3
Inventories	570.6	467.0
Deferred income taxes	24.8	19.4
Other current assets	61.4	53.0

Total current assets	1,337.5	1,041.0

Property and Equipment, Net	112.4	161.8
Goodwill	651.0	609.8
Other Assets	103.0	68.7

Total assets	$2,203.9	$1,881.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$45.2	$44.6
Accounts payable	426.3	308.3
Accrued compensation and benefits	38.4	39.3
Other current liabilities	78.4	45.2

Total current liabilities	588.3	437.4

Long-Term Debt	449.6	368.7
Deferred Income Taxes	65.6	55.4
Other Noncurrent Liabilities	18.2	7.8

Total liabilities	1,121.7	869.3

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 30,819,039 and 30,795,577 shares issued	30.8	30.8
Capital in excess of par value	535.7	533.3
Retained earnings	527.5	465.1
Treasury stock, zero and 216,952 shares, at cost	—	(5.5)
Unearned compensation related to outstanding restricted stock	(11.8)	(11.7)

Total shareholders’ equity	1,082.2	1,012.0

Total liabilities and shareholders’ equity	$2,203.9	$1,881.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Six Months Ended
	July 30, 2004	August 1, 2003
Cash Flows from Operating Activities:
Net income	$69.2	$30.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12.7	10.1
Provision for doubtful accounts	5.5	3.0
Amortization of restricted stock	2.2	1.3
Deferred income taxes	5.9	14.3
Other	2.3	0.4

Changes in assets and liabilities:
Accounts receivable	(124.9)	(48.9)
Inventories	(70.3)	1.6
Other current assets	(3.6)	(5.5)
Other assets	(3.6)	(1.7)
Accounts payable	91.2	44.2
Accrued compensation and benefits	(6.3)	(10.2)
Other current liabilities	21.4	2.6
Other noncurrent liabilities	(2.8)	0.6

Net cash (used in) provided by operating activities	(1.1)	42.3

Cash Flows from Investing Activities:
Capital expenditures	(11.3)	(8.0)
Proceeds from sale of property and equipment	38.5	0.4
Business acquisitions, net of cash	(98.2)	—
Net investment in corporate owned life insurance	(11.4)	—

Net cash used in investing activities	(82.4)	(7.6)

Cash Flows from Financing Activities:
Net borrowings (payments) under short-term debt arrangements	113.4	(17.5)
Principal payments on other debt	(10.6)	(9.3)
Change in book overdrafts	(6.0)	5.3
Dividends paid	(7.0)	(4.7)
Purchase of treasury shares	—	(6.0)
Other	3.6	(0.4)

Net cash provided by (used in) financing activities	93.4	(32.6)

Net Increase in Cash and Cash Equivalents	9.9	2.1
Cash and Cash Equivalents, Beginning of Period	8.3	1.7

Cash and Cash Equivalents, End of Period	$18.2	$3.8

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our results of operations for the three and six months ended July 30, 2004 and August 1, 2003, our financial position as of July 30, 2004, and cash flows for the six months ended July 30, 2004 and August 1, 2003. The results of operations for the three and six months ended July 30, 2004 are not necessarily indicative of the trends or results that may be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 30, 2004, as filed with the Securities and Exchange Commission.

Business

Founded in 1928, we are one of the largest diversified wholesale distributors of construction, repair and maintenance-related products in the United States. We distribute over 350,000 products to more than 100,000 customers through approximately 500 branches located in 38 states. Our principal customers include electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

Fiscal Year

Our fiscal year was previously a 52 or 53-week period ending on the last Friday in January. Beginning in fiscal year 2005 and thereafter, our fiscal year will be a 52-week period ending on January 31. The change in our fiscal year ending date was made to simplify reporting and to allow for better comparability between reporting periods. Fiscal year 2004 was a 52-week period. The three and six months ended July 30, 2004 and August 1, 2003 each contained 13 and 26 weeks, respectively.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in late 2004. The standard, if issued in its current form, would be applicable for fiscal years beginning after December 15, 2004. We are currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

Note 2. Business Combinations

On May 28, 2004, we acquired Todd Pipe & Supply (“Todd Pipe”), one of the largest independent wholesale plumbing suppliers in Southern California and Las Vegas, Nevada. The acquisition of Todd Pipe allows us to expand our geographic footprint into high-growth markets and to invest in businesses with returns historically higher than the returns generated by our own plumbing business.

The purchase price consisted of $74.5 million of net cash paid for Todd Pipe’s net assets, including the assumption of accounts payable, accrued and other liabilities, which collectively totaled $42.3 million, subject to finalization of working capital adjustments in accordance with the purchase agreement. The results of Todd Pipe’s operations have been included in our consolidated statements of income since May 28, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with FAS 141, Business Combinations (“FAS 141”). Goodwill, none of which is deductible for tax purposes, and other intangible assets recorded in connection with the transaction totaled $35.1 million and $11.3 million, respectively. The goodwill and intangible assets were assigned entirely to our Plumbing/Heating, Ventilating and Air Conditioning (“HVAC”) segment. The intangible assets are subject to amortization and consist primarily of corporate customer relationships, employment agreements and non-compete agreements that are amortized on a straight-line basis over a weighted-average useful life of 9.1 years. The purchase price allocation for this acquisition has not been finalized because the post closing settlement has not been completed and our initial determination of fair value assigned to intangible assets other than goodwill is ongoing. The purchase price allocation is therefore subject to change based upon continuing review. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Todd Pipe are not material to our consolidated results of operations.

On May 3, 2004, we acquired Standard Wholesale Supply Company (“Standard”), a distributor of waterworks, electrical and plumbing products primarily serving residential and infrastructure water and sewer contractors and customers in Las Vegas, Nevada. The acquisition of Standard allows us to accelerate our expansion into the high-growth market of Las Vegas, Nevada, and also allows us to invest in a business that is well-aligned with our culture of providing the highest level of service possible to the customer, along with quality products.

The purchase price consisted of $23.7 million of net cash paid for Standard’s net assets, including the assumption of accounts payable, accrued and other liabilities, which collectively totaled $10.9 million, subject to finalization of working capital adjustments in accordance with the purchase agreement. The results of Standard’s operations have been included in our consolidated statements of income since May 3, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with FAS 141. Goodwill and other intangible assets recorded in connection with the transaction totaled $5.8 million and $5.7 million, respectively, with approximately $4.1 million of the recorded goodwill deductible for tax purposes. The goodwill and intangible assets were assigned entirely to our Water & Sewer segment. The intangible assets are subject to amortization and consist primarily of shareholder relationships, corporate customer relationships, non-compete agreements, and consulting and employment agreements that are amortized on a straight-line basis over a weighted-average useful life of 10 years. The purchase price allocation for this acquisition has not been finalized because the post closing settlement has not been completed and our initial determination of fair value assigned to intangible assets other than goodwill is ongoing. The purchase price allocation is therefore subject to change based upon continuing review. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Standard are not material to our consolidated results of operations.

As more fully disclosed in Note 2 to the consolidated financial statements in our fiscal year 2004 Annual Report, on December 19, 2003, we acquired Century Maintenance Supply, Inc. (“Century”), a leading supplier of maintenance, repair and operations products serving the multi-family apartment market throughout the United States. The results of Century’s operations have been included in our consolidated statements of income since December 19, 2003. Unaudited operating results of operations for the three and six months ended July 30, 2004 compared to the pro forma operating results of operations for the three and six months ended August 1, 2003, assuming the acquisition of Century had been completed as of the beginning of fiscal year 2004, are as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
		(Pro forma)		(Pro forma)
Net sales	$1,143.1	$904.5	$2,135.9	$1,757.8
Operating income	70.5	47.5	121.1	79.5
Net income	39.4	22.6	69.2	35.4

Earnings per share:
Basic	$1.31	$0.99	$2.31	$1.55
Diluted	$1.27	$0.97	$2.24	$1.52

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented or the results which may occur in the future.

Note 3. Goodwill and Intangible Assets

A summary of the changes in the carrying amount of goodwill by reportable segment for the six months ended July 30, 2004 was as follows (in millions):

	Goodwill as of January 30, 2004	Goodwill Acquired	Adjustment to Purchase Accounting	Goodwill as of July 30, 2004
Water & Sewer	$104.7	$5.8	$—	$110.5
Plumbing/ HVAC	50.1	35.1	—	85.2
MRO	272.8	—	0.3	273.1
Utilities	59.3	—	—	59.3
Electrical	9.0	—	—	9.0
Industrial PVF	56.4	—	—	56.4
Other	57.5	—	—	57.5

Total	$609.8	$40.9	$0.3	$651.0

As of July 30, 2004 and January 30, 2004, our intangible assets were classified as follows (in millions):

	July 30, 2004		January 30, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Acquired customer contracts	$37.1	$(3.0)	$37.1	$(1.4)
Corporate customer relationships	11.1	(0.4)	—	—
Non-compete/employment agreements	4.8	(0.6)	3.1	(0.3)
Shareholder relationships	4.2	(0.2)	—	—

Total	57.2	(4.2)	40.2	(1.7)
Unamortized intangible assets:
Private label tradenames	5.9	—	5.9	—

Total	$63.1	$(4.2)	$46.1	$(1.7)

Amortization expense for the amortized intangible assets reflected above for the three months ended July 30, 2004 and August 1, 2003 totaled $1.5 million and $0.2 million, respectively. Amortization expense for amortized intangible assets for the six months ended July 30, 2004 and August 1, 2003 totaled $2.5 million and $0.3 million, respectively.

Amortization expense for the amortized intangible assets above is expected to be approximately $6.0 million, $5.7 million, $5.1 million, $4.9 million and $4.5 million for the fiscal years ending January 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 4. Stock-Based Compensation

We account for our stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Net income as reported	$39.4	$18.7	$69.2	$30.5
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(0.9)	(0.9)	(2.0)	(1.6)

Pro forma net income	$38.5	$17.8	$67.2	$28.9

Earnings per share:
Basic —as reported	$1.31	$0.82	$2.31	$1.33

Basic —pro forma	$1.28	$0.78	$2.24	$1.27

Diluted —as reported	$1.27	$0.80	$2.24	$1.31

Diluted —pro forma	$1.24	$0.76	$2.17	$1.24

The estimated fair values of stock options granted during the three and six months ended July 30, 2004 and August 1, 2003, respectively were derived using the Black-Scholes option-pricing model. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of the stock options granted in the periods presented:

	Stock Options Granted During the
	Three Months Ended		Six Months Ended
Assumption	July 30, 2004 (1)	August 1, 2003	July 30, 2004	August 1, 2003
Risk-free interest rate	—	3.8%	3.0%	3.7%
Average expected life of stock options (in years)	—	8	5	8
Expected volatility of common stock	—	41.0%	43.2%	41.7%
Expected annual dividend yield on common stock	—	1.4%	1.0%	1.4%
Weighted average fair value of stock options granted	$—	$13.67	$19.30	$12.03

(1)	There were no stock options granted during the three months ended July 30, 2004.

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

Note 5. Branch Closures and Consolidation Activities

As more fully disclosed in Note 5 to the consolidated financial statements in our fiscal year 2004 Annual Report, we approved plans to relocate our corporate offices and to close and consolidate certain branches that did not strategically fit into our core businesses and/or did not perform to our expectations. The liability balance, included in other current liabilities, related to these activities as of July 30, 2004 and January 30, 2004 was as follows (in millions):

	July 30, 2004	January 30, 2004
Beginning balance	$4.1	$1.2

Provision	—	4.4
Lease payments	(1.6)	(1.4)
Other	(0.1)	(0.1)

Ending balance	$2.4	$4.1

Note 6. Long-Term Debt Long-term debt as of July 30, 2004 and January 30, 2004 consisted of the following (in millions):
	July 30, 2004	January 30, 2004
8.27% senior notes, due 2005	$11.2	$11.2
8.42% senior notes, due 2007	82.4	82.4
7.96% senior notes, due 2011	65.3	70.0
7.14% senior notes, due 2012	30.5	32.4
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	42.9	45.2
Unsecured bank notes under revolving credit agreement, payable June 14, 2009, with an interest rate of 2.2% at July 30, 2004	184.4	100.0
Commercial paper with an interest rate of 1.7% at July 30, 2004	29.0	—
Other notes payable with varying interest rates of 2.1% to 7.6% at July 30, 2004, with due dates from 2004 to 2010	9.1	32.1

Total debt	494.8	413.3
Less current portion	(45.2)	(44.6)

Total long-term debt	$449.6	$368.7

On June 14, 2004, we replaced our existing $290.0 million revolving credit agreement, which was scheduled to mature on March 26, 2007, with a new $500.0 million revolving credit agreement (the “new credit agreement”), subject to borrowing limitations, which matures on June 14, 2009. As a result of this transaction, we recognized a pretax charge of $0.8 million in the second quarter of 2005 classified as interest expense for the write-off of unamortized loan origination costs relating to our previous credit agreement. The new credit agreement is unsecured and contains financial and other covenants, including limitations on dividends and treasury stock purchases and maintenance of certain financial ratios. The new credit agreement also includes an accordion feature that allows it to be expanded, in certain circumstances, by up to $150 million. Interest on amounts outstanding under the new credit agreement is payable at market rates plus applicable margins. Commitment fees of 0.20% are currently paid on the new credit agreement.

On March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida, excluding certain furniture and fixtures and other office equipment relating to the property, to a subsidiary of Wachovia Development Corporation (“WDC”) for $23.0 million and leased the property back for a period of 20 years. The proceeds from the sale approximated the net book value of the property sold and were paid by WDC to SunTrust Bank (“SunTrust”) for application against amounts outstanding under a separate real estate term credit agreement (the “credit agreement”) we had previously executed on June 5, 2002 with SunTrust. We repaid the remaining amounts outstanding under the credit agreement with SunTrust in the first quarter of fiscal year 2005. The total amount of debt extinguished in the first quarter of fiscal year 2005 under the credit agreement with SunTrust totaled approximately $24.4 million. See Note 9 for further information regarding our lease with WDC.

As of July 30, 2004, we were in compliance with all financial and non-financial covenants.

Note 7. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the additional dilutive effect of our potential common shares, which include certain employee and director stock options and unvested shares of restricted stock. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares (in millions):

	Three Months Ended		Six Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Basic weighted-average shares outstanding	30.0	22.8	30.0	22.8
Incremental shares resulting from:
Stock options	0.5	0.2	0.4	0.1
Restricted stock	0.5	0.3	0.5	0.3

Diluted weighted-average shares outstanding	31.0	23.3	30.9	23.2

All stock options and restricted stock outstanding as of July 30, 2004 were dilutive and, therefore, included in the computation of diluted weighted-average shares outstanding for the three and six months ended July 30, 2004. Excluded from the above computations of diluted weighted-average shares outstanding for the three and six months ending August 1, 2003 were 0.2 million and 0.8 million options at an average price of $37.42 and $33.91 per share, respectively, because their effect would have been anti-dilutive. There was no restricted stock that was considered to have an anti-dilutive effect during the three and six months ended August 1, 2003.

Note 8. Capital Stock

On March 15, 1999, our Board of Directors authorized us to repurchase up to 2.5 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 1.8 million shares at an average price of $22.91 per share. Shares repurchased during the first six months of fiscal year 2004 totaled $6.0 million. There were no shares repurchased during the first six months of fiscal year 2005.

Treasury stock of 0.2 million and 0.1 million shares were issued under stock plans during the first six months of fiscal years 2005 and 2004, respectively.

Note 9. Commitments and Contingencies

Lease Commitments

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

As discussed in Note 6, on March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida to a subsidiary of WDC for $23.0 million and leased the property back for a period of 20 years. The lease expires on March 16, 2024, with five 5-year extensions exercisable at fair market value and at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee on the value of the leased facility. The lease is accounted for as an operating lease with future minimum annual lease payments totaling $1.2 million occurring during fiscal year 2005, $1.4 million per year occurring during fiscal years 2006 through 2009 and $25.6 million occurring thereafter.

Legal Matters

We are involved in various legal proceedings arising in the normal course of our business. In our opinion, none of the proceedings that have not been disclosed or recognized in our consolidated financial statements are material in relation to our consolidated operations, cash flows or financial position.

Note 10. Supplemental Cash Flows Information

Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows (in millions):

	Six Months Ended
	July 30, 2004	August 1, 2003
Income taxes paid, net	$28.1	$5.3
Interest paid	12.9	14.9
Debt relieved with sale-leaseback proceeds (Note 6)	23.0	—
Assets acquired with debt	1.7	15.1

During the first six months of fiscal years 2005 and 2004, we awarded an aggregate of 34,000 and 21,000 restricted shares, respectively, of our common stock to certain key employees in accordance with our 1997 Executive Stock Plan. The majority of the shares vest five years from the award date. The market value of the restricted shares awarded during the first six months of fiscal year 2005 totaled $2.0 million at the date of the grant and was recorded as unearned compensation, a component of shareholders’ equity. This amount is being charged ratably to expense over the vesting period.

The income tax benefit of stock options exercised during the first six months of fiscal years 2005 and 2004 totaled $1.8 million and $0.1 million, respectively.

On July 21, 2004, our Board of Directors declared a quarterly cash dividend of $0.13 per share that was payable on August 23, 2004 to shareholders of record on August 9, 2004. Dividends declared but not paid totaled $4.0 million and $2.3 million at July 30, 2004 and August 1, 2003, respectively.

On June 30, 2004, we made an $11.4 million investment in our corporate owned life insurance (“COLI”) policies to partially fund enhancements made in the first quarter of 2005 to our supplemental executive retirement plan (“SERP”), which provides supplemental benefits for certain key executive officers. While the SERP obligation is not funded by our general assets and thus the value of our COLI policies is not restricted to funding the SERP obligation, the interest income generated by our COLI policies will help offset the additional net periodic benefit costs associated with our SERP, as amended in the first quarter of 2005. The net periodic benefit cost associated with our SERP is included in selling, general and administrative expenses, while interest income associated with our COLI policies is recognized within interest and other income in our consolidated statements of income.

The net assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting during the first six months of fiscal 2005 are summarized below (in millions). There was no stock consideration issued in connection with these acquisitions.

July 30, 2004
Accounts receivable	$49.8
Inventories	33.3
Property and equipment	5.1
Goodwill	40.9
Intangible assets	17.0
Deferred income taxes	1.2
Other assets	4.1

Assets acquired	151.4

Accounts payable and accrued liabilities	(38.1)
Other liabilities	(15.1)

Liabilities assumed	(53.2)

Cash purchase price	$98.2

There were no acquisitions made during the first six months of fiscal year 2004.

Note 11. Segment Information

We are organized on a product line basis and report the results of our operations associated with our product lines in six operating segments and an Other category. The six operating segments are Water & Sewer; Plumbing/HVAC; Maintenance, Repair and Operations (“MRO”); Utilities; Electrical; and Industrial Pipe, Valves, and Fittings (“PVF”). We include our Building Materials, Fire Protection and Mechanical Industrial product lines in the Other category.

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

The following tables present net sales and other financial information by segment for the three and six months ended July 30, 2004 and August 1, 2003, respectively (in millions):

	Net Sales		Operating Income		Depreciation and Amortization
	Three Months Ended		Three Months Ended		Three Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Water & Sewer	$323.3	$232.5	$18.7	$13.4	$1.0	$0.7
Plumbing/HVAC	280.1	219.5	8.5	6.1	1.4	0.8
MRO	126.3	36.2	12.4	3.0	1.1	0.1
Utilities	108.7	91.5	4.6	4.1	0.3	0.4
Electrical	108.0	90.0	2.7	1.6	0.2	0.2
Industrial PVF	85.6	67.4	12.4	5.3	0.2	0.2
Other	111.1	78.0	11.2	3.1	0.2	0.5
Corporate	—	—	—	—	2.3	2.1

Total	$1,143.1	$815.1	$70.5	$36.6	$6.7	$5.0

	Net Sales		Operating Income		Depreciation and Amortization
	Six Months Ended		Six Months Ended		Six Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Water & Sewer	$594.9	$451.5	$29.3	$22.3	$1.7	$1.4
Plumbing/HVAC	501.0	424.7	13.6	7.2	2.1	1.6
MRO	233.2	66.8	19.6	4.2	2.3	0.2
Utilities	208.8	180.4	7.5	7.5	0.6	0.8
Electrical	210.3	180.4	6.3	3.5	0.4	0.5
Industrial PVF	168.3	140.5	23.9	11.9	0.4	0.4
Other	219.4	153.6	20.9	5.9	0.6	1.0
Corporate	—	—	—	—	4.6	4.2

Total	$2,135.9	$1,597.9	$121.1	$62.5	$12.7	$10.1

The following tables include our investment in assets (accounts receivable less allowance for doubtful accounts, inventories and goodwill) and accounts payable for each segment as of July 30, 2004 and January 30, 2004 (in millions):

	As of July 30, 2004
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$228.9	$122.6	$110.5	$462.0	$108.4
Plumbing/HVAC	156.8	148.1	85.2	390.1	111.7
MRO	62.4	54.1	273.1	389.6	29.8
Utilities	37.6	55.2	59.3	152.1	47.1
Electrical	67.6	29.6	9.0	106.2	36.2
Industrial PVF	38.1	119.6	56.4	214.1	26.6
Other	71.1	41.4	57.5	170.0	30.9
Corporate	—	—	—	—	35.6

Total	$662.5	$570.6	$651.0	1,884.1	$426.3

Cash and cash equivalents				18.2
Deferred income taxes				24.8
Other current assets				61.4
Property and equipment, net				112.4
Other assets				103.0

Total Assets				$2,203.9

	As of January 30, 2004
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$161.4	$92.8	$104.7	$358.9	$78.8
Plumbing/HVAC	106.8	114.4	50.1	271.3	79.1
MRO	48.7	52.6	272.8	374.1	16.4
Utilities	30.9	46.8	59.3	137.0	22.2
Electrical	51.6	28.4	9.0	89.0	28.1
Industrial PVF	40.5	103.3	56.4	200.2	27.8
Other	53.4	28.7	57.5	139.6	18.8
Corporate	—	—	—	—	37.1

Total	$493.3	$467.0	$609.8	1,570.1	$308.3

Cash and cash equivalents				8.3
Deferred income taxes				19.4
Other current assets				53.0
Property and equipment, net				161.8
Other assets				68.7

Total Assets				$1,881.3

Note 12. Related Party Transaction

During the first six months of fiscal year 2005, we approved donations totaling $0.5 million to the Hughes Supply Foundation, Inc. (“HSF”), a not-for-profit charitable organization designed to help provide financial assistance for families in need in areas where we operate. The Board of Directors of HSF is comprised of certain of our executives, including the Chairman of the Board, the President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer.

Note 13. Subsequent Events

On August 24, 2004, we announced that our Board of Directors approved a two-for-one stock split in the form of a stock dividend, payable on September 22, 2004, to shareholders of record as of the close of business on September 15, 2004. As the stock split is not effective as of the filing date of this Form 10-Q, the computations of weighted average shares outstanding and basic and diluted earnings per share contained in this filing have not been adjusted for the effect of the stock split. The following table presents unaudited pro forma weighted average shares outstanding and earnings per share information, assuming that the additional shares resulting from the stock split had been outstanding since the beginning of each period presented (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 30, 2004	August 1, 2003	July 30, 2004	August 1, 2003
Weighted-average shares outstanding:
Basic	60.0	45.7	60.0	45.7
Diluted	62.0	46.7	61.9	46.5

Earnings per share:
Basic	$0.66	$0.41	$1.15	$0.67
Diluted	$0.63	$0.40	$1.12	$0.66

PART I. FINANCIAL INFORMATION — Continued

HUGHES SUPPLY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our business and results of operations. This information is a discussion and analysis of certain significant factors that have affected our results of operations for the three and six months ended July 30, 2004 and August 1, 2003, and our financial condition as of July 30, 2004. MD&A should be read in conjunction with our consolidated financial statements and the notes thereto contained herein and in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 30, 2004.

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

Business

Founded in 1928, we are one of the largest diversified wholesale distributors of construction, repair and maintenance-related products in the United States. We distribute over 350,000 products to more than 100,000 customers through approximately 500 branches located in 38 states. Our principal customers include electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

Fiscal Year

Our fiscal year was previously a 52 or 53-week period ending on the last Friday in January. Beginning in fiscal year 2005 and thereafter, our fiscal year will be a 52-week period ending on January 31. The change in our fiscal year ending date was made to simplify reporting and to allow for better comparability between reporting periods. Fiscal year 2004 was a 52-week period. The three and six months ended July 30, 2004 and August 1, 2003 each contained 13 and 26 weeks, respectively.

Segment Information

We are organized on a product line basis and report the results of our operations associated with our product lines in six operating segments and an Other category. The six operating segments are: Water & Sewer; Plumbing/Heating, Ventilating and Air Conditioning (“HVAC”); Maintenance, Repair and Operations (“MRO”); Utilities; Electrical; and Industrial Pipe, Valves, and Fittings (“PVF”). We include our Building Materials, Fire Protection and Mechanical Industrial product lines in the Other category.

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

Results of Operations

Overview

Our results of operations for the second quarter of fiscal year 2005 reflect net sales, net income and diluted earnings per share growth driven by higher commodity prices across all of our segments, increased residential and commercial demand, and the impact of recent acquisitions including Marden Susco, LLC (“Marden Susco”), Century Maintenance Supply, Inc. (“Century”), Standard Wholesale Supply Company (“Standard”) and Todd Pipe & Supply (“Todd Pipe”). Net sales increased 40.2% to $1,143.1 million in the second quarter of fiscal year 2005, compared to the $815.1 million reported in the prior year’s second quarter. Same-store sales increased 16.8% with growth reported in all of our segments and the three product lines comprising the Other category. Net income in the second quarter of 2005 totaled $39.4 million, a $20.7 million increase compared to the prior year’s second quarter net income of $18.7 million. The 110.7% increase in net income was primarily attributable to a 100 basis point increase in our gross margin ratio to net sales, from 22.6% during the second quarter of 2004 to 23.6% for the second quarter of 2005, in addition to a 70 basis point improvement in our ratio of operating expenses to net sales, despite higher personnel, insurance, fuel and acquisition integration expenses. Diluted earnings per share in the second quarter of fiscal year 2005 totaled $1.27 on 31.0 million shares outstanding, compared to $0.80 per diluted share reported in the prior year on 23.3 million shares outstanding.

Our results of operations for the first six months of fiscal year 2005 also reflect higher net sales, net income and diluted earnings per share, driven primarily by the factors identified above. Net sales increased 33.7% to $2,135.9 million during the first six months of fiscal year 2005, compared to the $1,597.9 million reported in the prior year. Same-store sales increased 15.8% with growth reported in all of our segments and the three product lines comprising the Other category. Net income during the first six months of fiscal year 2005 totaled $69.2 million, a $38.7 million increase compared to the prior year net income of $30.5 million. The 126.9% increase in net income was primarily attributable to a 140 basis point increase in our gross margin ratio to net sales, from 22.5% during the first six months of 2004 to 23.9% during the first six months of 2005, in addition to a 30 basis point improvement in our ratio of operating expenses to net sales, despite higher personnel, insurance, fuel, and acquisition integration expenses. Diluted earnings per share during the first six months of fiscal year 2005 totaled $2.24 on 30.9 million shares outstanding, compared to $1.31 per diluted share reported in the prior year on 23.2 million shares outstanding.

Net Sales

Net sales are affected by numerous factors, including, but not limited to, commodity pricing, changes in demand, seasonality, weather, competition and construction cycles. The following table presents the major components of our consolidated net sales in the second quarter and first six months of fiscal years 2005 and 2004 (dollars in millions):

	Three Months Ended			Six Months Ended
	July 30, 2004	August 1, 2003	Percentage Variance	July 30, 2004	August 1, 2003	Percentage Variance
Existing sales base	$954.5	$799.5	19.4%	$1,839.3	$1,560.3	17.9%
Branch openings/closures	7.3	15.6		17.6	37.6
Acquisitions	200.1	179.6		380.7	334.5

Same-store sales (1)	1,161.9	994.7	16.8%	2,237.6	1,932.4	15.8%
Less: Pre-acquisition pro forma sales	(18.8)	(179.6)		(101.7)	(334.5)

Reported Net Sales	$1,143.1	$815.1	40.2%	$2,135.9	$1,597.9	33.7%

(1)	Same store sales calculation includes all branches, including newly opened, closed and those acquired during the comparative fiscal periods. For comparative purposes, prior period sales are reported on a pro forma basis to include pre-acquisition sales activity.

Net sales in the second quarter of fiscal year 2005 totaled $1,143.1 million, an increase of $328.0 million or 40.2%, compared to the prior year’s second quarter net sales of $815.1 million. Net sales in the first six months of fiscal 2005 totaled $2,135.9 million, an increase of $538.0 million or 33.7% compared to the prior year’s first six months net sales of $1,597.9 million. These increases were primarily due to the acquisitions of Marden Susco and Century completed during the third and fourth quarters of fiscal year 2004, respectively, the acquisitions of Standard and Todd Pipe completed in May 2004, commodity price increases, continued strength in residential demand and increased demand from a strengthening commercial construction sector.

Same-store sales increased $167.2 million or 16.8% and $305.2 million or 15.8% during the second quarter and first six months of fiscal year 2005, respectively, as compared to the prior year. All of our segments reported positive same-store sales growth, with double-digit growth reported in four of our six segments and two of the three product lines comprising the Other category during the second quarter of 2005. Additionally, five of the six segments and all three product lines comprising the Other category reported double-digit same-store sales growth during the first six months of 2005. The growth in same-store sales was primarily the result of higher commodity prices, continued strength in residential demand and stronger commercial activity.

Gross Margin

Gross margin is affected by numerous factors, including, but not limited to product mix changes, commodity pricing, competition, vendor rebates and direct shipments compared to stock sales. Gross margin and gross margin ratio to net sales in the second quarter and first six months of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Three Months Ended
	July 30, 2004	August 1, 2003	Percentage and Basis Point Variance
Gross margin	$270.1	$184.5	46.4%
Gross margin ratio to net sales	23.6%	22.6%	100

	Six Months Ended
	July 30, 2004	August 1, 2003	Percentage and Basis Point Variance
Gross margin	$511.2	$359.9	42.0%
Gross margin ratio to net sales	23.9%	22.5%	140

Gross margin ratio to net sales was 23.6% and 22.6% in the second quarter of fiscal years 2005 and 2004, respectively, and 23.9% and 22.5% in the first six months of fiscal years 2005 and 2004, respectively. The 100 and 140 basis point improvements during the second quarter and first six months of fiscal year 2005, respectively, were mainly attributable to the improved performance of traditionally higher margin businesses, including Industrial PVF and Building Materials, resulting from our ability to pass on higher commodity prices and improved market conditions, in addition to a higher net sales mix of our higher margined MRO business resulting from the acquisition of Century in December 2003. Our MRO business comprised 11.0% and 10.9% of our net sales in the second quarter and first six months of fiscal year 2005, respectively, compared with 4.4% and 4.2% in the comparable prior year periods.

The value of our inventories and related cost of sales are determined by the moving average cost method. Changes in cost of sales therefore generally occur later than price changes reflected in our net sales figures over a given period of time. While commodity prices increased during the first six months of fiscal year 2005, our gross margin ratio to net sales decreased 70 basis points to 23.6% during the second quarter from 24.3% experienced during the first quarter of fiscal year 2005 and our gross margin ratio to net sales is expected to continue to moderate as cost of sales begin to reflect the higher priced inventory.

Operating Expenses

Operating expenses and percentage of net sales for the second quarter and first six months of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Operating Expenses			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	July 30, 2004	August 1, 2003	Percentage Variance	July 30, 2004	August 1, 2003	Basis Point Variance
Personnel expenses	$ 130.8	$ 94.5	38.4%	11.4%	11.6%	(20)
Other selling, general and administrative expenses	62.1	48.4	28.3%	5.4%	5.9%	(50)
Depreciation and amortization	6.7	5.0	34.0%	0.6%	0.6%	—

Total	$ 199.6	$ 147.9	35.0%	17.4%	18.1%	(70)

	Operating Expenses			Percentage of Net Sales
	Six Months Ended			Six Months Ended
	July 30, 2004	August 1, 2003	Percentage Variance	July 30, 2004	August 1, 2003	Basis Point Variance
Personnel expenses	$ 251.2	$ 189.8	32.3%	11.8%	11.9%	(10)
Other selling, general and administrative expenses	126.2	97.5	29.4%	5.9%	6.1%	(20)
Depreciation and amortization	12.7	10.1	25.7%	0.6%	0.6%	—

Total	$ 390.1	$ 297.4	31.2%	18.3%	18.6%	(30)

As a percentage of net sales, personnel expenses remained relatively consistent at 11.4% and 11.6% for the second quarter of fiscal years 2005 and 2004, respectively, with the $36.3 million increase quarter over quarter primarily relating to the Marden Susco, Century, Standard and Todd Pipe acquisitions, which collectively added $18.5 million of personnel expenses to the second quarter of fiscal year 2005 and which were the primary contributors to a 23.6% increase in our workforce, from an average of approximately 7,200 employees during the second quarter of 2004 to approximately 8,900 during the second quarter of 2005. Personnel expenses during the second quarter of fiscal year 2005, excluding the impact of the acquisitions, increased by $17.8 million primarily due to an increase in salaries and wages, including commissions, bonuses, vacation and payroll taxes, resulting from considerably higher net sales and margin growth, and a significant increase in employee healthcare insurance expenses due to higher enrollment and increasing healthcare costs.

As a percentage of net sales, personnel expenses remained relatively flat at 11.8% and 11.9% during the first six months of fiscal years 2005 and 2004, respectively, with $30.0 million of the $61.4 million increase in costs primarily relating to the Marden Susco, Century, Standard and Todd Pipe acquisitions. Personnel expenses during the first six months of fiscal year 2005, excluding the impact of acquisitions, increased by $31.4 million primarily due to the factors identified in the analysis of the second quarter’s results.

As a percentage of net sales, other selling, general and administrative expenses decreased 50 basis points to 5.4% for the second quarter of fiscal year 2005, as compared to 5.9% for the second quarter of fiscal year 2004, primarily as a result of the operating leverage obtained from the increase in net sales. The $13.7 million increase in costs was primarily related to the Marden Susco, Century, Standard and Todd Pipe acquisitions, which added an aggregate of $9.4 million of other selling, general and administrative expenses to the second quarter of fiscal year 2005. Excluding the acquisitions, other selling, general and administrative expenses increased $4.3 million in the second quarter of fiscal year 2005 primarily as a result of an increase in the provision for doubtful accounts resulting from a bad debt recovery of approximately $0.9 million during the second quarter of fiscal year 2004 in the Utilities segment relating to a bankruptcy settlement associated with one customer in addition to the growth in net sales; an increase in insurance expenses primarily relating to higher losses associated with our casualty insurance program; an increase in vehicle lease expense due to our initiative to lease vehicles upon replacement of owned vehicles; an increase in fuel expenses; and an increase in building rent and repairs primarily resulting from our first quarter of fiscal year 2005 sale-leaseback transactions.

As a percentage of net sales, other selling, general and administrative expenses remained relatively consistent at 5.9% and 6.1% during the first six months of fiscal 2005 and 2004, respectively, with the $28.7 million increase in costs primarily relating to the Marden Susco, Century, Standard and Todd Pipe acquisitions, which added $16.6 million of other selling, general and administrative expenses to the first half of fiscal year 2005. Excluding the acquisitions, other selling, general and administrative expenses increased by $12.1 million primarily due to additional sales, property and other tax expenses; an increase in vehicle lease expense due to our initiative to lease vehicles upon replacement of owned vehicles; an increase in the provision for doubtful accounts resulting from the bad debt recovery during the second quarter of fiscal year 2004 in the Utilities segment in addition to the growth in net sales; an increase in insurance expenses primarily relating to higher losses associated with our casualty insurance program; an increase in fuel costs; an increase in building rent and repairs resulting from our first quarter of fiscal year 2005 sale-leaseback transactions; and a donation of $0.5 million in the first quarter of fiscal year 2005 to the Hughes Supply Foundation, Inc., a not-for-profit charitable foundation.

As a percentage of net sales, depreciation and amortization expenses remained flat at 0.6% for the second quarter of fiscal years 2005 and 2004 as well as for the first six months of fiscal years 2005 and 2004, respectively. The increase of $1.7 million and $2.6 million during the second quarter and the first six months of fiscal year 2005, respectively, as compared to the prior year periods was primarily the result of the amortization of intangible assets related to the Century and Todd Pipe acquisitions.

Operating Income

Operating income is affected significantly by fluctuations in net sales as well as changes in business and product mix. Operating income for the second quarter and first six months of fiscal years 2005 and 2004 was as follows (dollars in millions):

	Operating Income			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	July 30, 2004	August 1, 2003	Percentage Variance	July 30, 2004	August 1, 2003	Basis Point Variance
Operating income	$70.5	$36.6	92.6%	6.2%	4.5%	170

	Operating Income			Percentage of Net Sales
	Six Months Ended			Six Months Ended
	July 30, 2004	August 1, 2003	Percentage Variance	July 30, 2004	August 1, 2003	Basis Point Variance
Operating income	$121.1	$62.5	93.8%	5.7%	3.9%	180

Operating income during the second quarter of fiscal year 2005 totaled $70.5 million, increasing $33.9 million or 92.6%, compared to the prior year’s second quarter operating income of $36.6 million, due in part to the acquisitions of Marden Susco, Century, Standard and Todd Pipe. Operating income as a percentage of net sales increased 170 basis points to 6.2% in the second quarter of fiscal year 2005 compared to 4.5% in fiscal year 2004 primarily due to improved product pricing and mix, higher commodity prices, increased residential and commercial demand, our continued efforts to manage our expenses to leverage increased net sales, and the overall higher return contributions from our recent acquisitions.

Operating income during the first six months of fiscal year 2005 totaled $121.1 million, increasing $58.6 million or 93.8%, compared to the prior year’s first six months operating income total of $62.5 million, due in part to the acquisitions of Marden Susco, Century, Standard and Todd Pipe. As a percentage of net sales, operating income increased 180 basis points during the first six months of fiscal year 2005 to 5.7%, as compared to 3.9% in the prior year, for reasons consistent with those identified in the analysis of the second quarter of fiscal year 2005.

Interest and Other Income

Interest and other income totaled $1.6 million and $1.9 million in the second quarter of fiscal years 2005 and 2004, respectively, and $3.3 million and $3.4 million in the first six months of fiscal years 2005 and 2004, respectively.

Interest Expense

Interest expense totaled $7.5 million and $7.4 million in the second quarter of fiscal years 2005 and 2004, respectively, and totaled $13.8 million and $15.1 million in the first six months of fiscal years 2005 and 2004, respectively. Included in interest expense for the second quarter and the first six months of fiscal year 2005 was a $0.8 million charge associated with the write-off of unamortized loan origination costs relating to our $290.0 million revolving credit agreement which was replaced by a new $500 million revolving credit agreement on June 14, 2004. Excluding the $0.8 million charge, interest expense decreased by $0.7 million and $2.1 million during the second quarter and first half of fiscal year 2005, respectively, as compared to the prior year. The decrease in interest expense was primarily the result of a 102 basis point and 84 basis point decrease in our weighted average interest rate for the second quarter and first six months of fiscal year 2005, respectively, in addition to a change in the mix of our debt balances represented by a lower percentage of higher-cost fixed rate senior notes and a higher percentage of lower-cost variable rate borrowings under our new credit agreement, the collective impact of which was partially offset by an increase in overall debt levels from the prior year. Total debt increased by $64.7 million or 15.0% from $430.1 million as of August 1, 2003 to $494.8 million as of July 30, 2004 as a result of the funding of the Standard and Todd Pipe acquisitions in May 2004 and to help support the increased working capital levels primarily resulting from our net sales growth.

Income Taxes

Our effective tax rate was 39.0% and 39.9% in the second quarter of fiscal years 2005 and 2004, respectively, and 37.4% and 40.0% in the first six months of fiscal years 2005 and 2004, respectively. The decrease in our effective tax rate during the first six months of fiscal year 2005 was primarily attributable to a $1.7 million tax benefit realized in the first quarter of fiscal year 2005 related to federal income tax filing amendments associated with prior fiscal years. Our effective tax rate is expected to be 39.0% for the remainder of fiscal year 2005.

Segment Results

Consolidated and same-store sales by segment in the second quarter and first six months of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Consolidated Net Sales			Same-Store Sales
	Three Months Ended			Three Months Ended
	July 30, 2004	August 1, 2003	Percentage Variance	July 30, 2004	August 1, 2003	Percentage Variance
Water & Sewer	$323.3	$232.5	39.1%	$323.3	$268.3	20.5%
Plumbing/HVAC	280.1	219.5	27.6%	298.9	274.0	9.1%
MRO	126.3	36.2	248.9%	126.3	125.5	0.6%
Utilities	108.7	91.5	18.8%	108.7	91.5	18.8%
Electrical	108.0	90.0	20.0%	108.0	90.0	20.0%
Industrial PVF	85.6	67.4	27.0%	85.6	67.4	27.0%
Other	111.1	78.0	42.4%	111.1	78.0	42.4%

Total	$1,143.1	$815.1	40.2%	$1,161.9	$994.7	16.8%

	Consolidated Net Sales			Same-Store Sales
	Six Months Ended			Six Months Ended
	July 30, 2004	August 1, 2003	Percentage Variance	July 30, 2004	August 1, 2003	Percentage Variance
Water & Sewer	$594.9	$451.5	31.8%	$615.0	$521.2	18.0%
Plumbing/HVAC	501.0	424.7	18.0%	582.6	529.8	10.0%
MRO	233.2	66.8	249.1%	233.2	226.5	3.0%
Utilities	208.8	180.4	15.7%	208.8	180.4	15.7%
Electrical	210.3	180.4	16.6%	210.3	180.4	16.6%
Industrial PVF	168.3	140.5	19.8%	168.3	140.5	19.8%
Other	219.4	153.6	42.8%	219.4	153.6	42.8%

Total	$2,135.9	$1,597.9	33.7%	$2,237.6	$1,932.4	15.8%

Operating income by segment and as a percentage of net sales for the second quarter and first six months of fiscal years 2005 and 2004 were as follows (dollars in millions):
	Operating Income			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	July 30, 2004	August 1, 2003	Percentage Variance	July 30, 2004	August 1, 2003	Basis Point Variance
Water & Sewer	$18.7	$13.4	39.6%	5.8%	5.8%	—
Plumbing/HVAC	8.5	6.1	39.3%	3.0%	2.8%	20
MRO	12.4	3.0	313.3%	9.8%	8.3%	150
Utilities	4.6	4.1	12.2%	4.2%	4.5%	(30)
Electrical	2.7	1.6	68.8%	2.5%	1.8%	70
Industrial PVF	12.4	5.3	134.0%	14.5%	7.9%	660
Other	11.2	3.1	261.3%	10.1%	4.0%	610

Total	$70.5	$36.6	92.6%	6.2%	4.5%	170

	Operating Income			Percentage of Net Sales
	Six Months Ended			Six Months Ended
	July 30, 2004	August 1, 2003	Percentage Variance	July 30, 2004	August 1, 2003	Basis Point Variance
Water & Sewer	$29.3	$22.3	31.4%	4.9%	4.9%	—
Plumbing/HVAC	13.6	7.2	88.9%	2.7%	1.7%	100
MRO	19.6	4.2	366.7%	8.4%	6.3%	210
Utilities	7.5	7.5	0.0%	3.6%	4.2%	(60)
Electrical	6.3	3.5	80.0%	3.0%	1.9%	110
Industrial PVF	23.9	11.9	100.8%	14.2%	8.5%	570
Other	20.9	5.9	254.2%	9.5%	3.8%	570

Total	$121.1	$62.5	93.8%	5.7%	3.9%	180

The following is a discussion of factors impacting net sales and operating income for our operating segments:

Water & Sewer

Net sales: Net sales in the second quarter of fiscal year 2005 totaled $323.3 million, an increase of $90.8 million or 39.1%, compared to the prior year’s second quarter net sales of $232.5 million. This increase included sales of $19.8 million from the Marden Susco acquisition completed in August 2003 and sales of $22.2 million from the Standard acquisition completed in May 2004. Same-store sales increased by $55.0 million or 20.5% compared to the second quarter of fiscal year 2004, which includes pro forma sales of $17.7 million for Marden Susco and $18.1 million for Standard. Growth in same-store sales was experienced across all regions due to a higher volume of private and public infrastructure projects and higher prices for PVC, ductile iron pipe and steel products. The growth in same-store sales was also aided by the fact that the second quarter of fiscal year 2004 net sales results were unfavorably impacted by heavy rainfall in the mid-Atlantic and Southeast states and lower ductile iron prices.

Net sales in the first six months of fiscal year 2005 totaled $594.9 million, an increase of $143.4 million or 31.8% compared to the prior year’s first six months net sales total of $451.5 million. This increase included sales of $40.2 million from the Marden Susco acquisition completed in August 2003 and sales of $22.2 million from the Standard acquisition completed in May 2004. Same store sales increased by $93.8 million or 18.0% compared to the first six months of fiscal year 2004 amount, which includes pro forma sales of $33.3 million for Marden Susco and $36.3 million for Standard. A higher volume of private and public infrastructure projects, particularly in the mid-Atlantic, Southeast and West markets, and higher prices for PVC, ductile iron pipe and steel drove the 18.0% same-store sales increase in the first half of fiscal year 2005.

Operating income: As a percentage of net sales, operating income remained consistent, totaling 5.8% in the second quarter of fiscal years 2005 and 2004, respectively, and 4.9% during the first six months of fiscal years 2005 and 2004, respectively. The flat levels of operating income as a percentage of net sales were primarily the result of decreased gross margins attributable to competitive pricing pressures in certain markets offset by increased rebate income resulting from continued vendor consolidation efforts and improved programs with our suppliers, and lower operating expenses as a percentage of net sales.

Plumbing/HVAC

Net sales: Net sales in the second quarter of fiscal year 2005 totaled $280.1 million, an increase of $60.6 million or 27.6%, compared to the prior year’s second quarter total of $219.5 million. This increase included sales of $45.0 million from the Todd Pipe acquisition completed on May 28, 2004. Same-store sales increased by $24.9 million or 9.1% compared to the second quarter of fiscal year 2004 amount, which included pro forma sales of $54.5 million for Todd Pipe. The 9.1% growth in same-store sales was primarily the result of stronger demand in the commercial sector and continued strength in residential projects, along with price increases in steel, copper and PVC products.

Net sales in the first six months of fiscal year 2005 totaled $501.0 million, an increase of $76.3 million or 18.0% compared to the prior year’s first six months net sales total of $424.7 million. Same-store sales increased by $52.8 million or 10.0% compared to the first six months of fiscal year 2004, which included pro forma sales of $105.1 million for Todd Pipe. The growth in same-store sales during the first six months of fiscal year 2005 was primarily attributable to the factors identified in the analysis of the second quarter of fiscal year 2005.

Operating income: As a percentage of net sales, operating income increased to 3.0% in the second quarter of fiscal year 2005 from 2.8% in the prior year’s second quarter. The 20 basis point increase was primarily the result of the addition of Todd Pipe in May 2004, which has returns that have historically been above those of our plumbing business, and higher commodity prices.

During the first six months of fiscal year 2005, operating income as a percentage of net sales increased by 100 basis points to 2.7%, as compared to a ratio of 1.7% during the prior year period. The 100 basis point improvement in the ratio was primarily the result of more favorable commodity prices, growth in the commercial market, continued strength in residential projects, and increased rebate income, in addition to the inclusion of Todd Pipe in the segment’s operating results beginning in May 2004.

MRO

Net sales: Net sales in the second quarter of fiscal year 2005 totaled $126.3 million, an increase of $90.1 million or 248.9%, compared to the prior year’s second quarter total of $36.2 million. This increase is primarily the result of the acquisition of Century, which was completed in December 2003. Same-store sales increased $0.8 million or 0.6% compared to the second quarter of fiscal year 2004 amount, which included pro forma sales of $89.3 million for Century. The flat sales growth during the second quarter of fiscal year 2005 as compared to the 5.8% same-store sales growth experienced in the first quarter of fiscal year 2005 was primarily the result of the temporary disruption caused by the sales force rationalization and integration efforts associated with the Century acquisition in addition to continued weakness in the apartment market. The weakness in the apartment market has been driven by low interest rates, which favor first home purchases and which have led to historically low levels of apartment occupancy rates in key markets such as Atlanta, Houston and Dallas, contributing to decreased maintenance spending by property managers.

Net sales in the first six months of fiscal year 2005 totaled $233.2 million, an increase of $166.4 million or 249.1% compared to the prior year’s first six months net sales total of $66.8 million. This increase was primarily the result of the acquisition of Century. Same-store sales increased $6.7 million or 3.0% compared to the second quarter of fiscal year 2004 amount, which included pro forma sales of $159.7 million for Century. The growth in same-store sales during the first six months of fiscal year 2005 was primarily due to improved penetration in certain markets and various sales initiatives, the benefits of which were partially offset by the disruption caused by the sales force rationalization and integration efforts associated with the Century acquisition and continued weakness in the apartment market.

Operating income: As a percentage of net sales, operating income increased to 9.8% in the second quarter of fiscal year 2005 from 8.3% in the prior year’s second quarter. During the first six months of fiscal year 2005, operating income as a percentage of net sales increased to 8.4%, as compared to a ratio of 6.3% during the prior year period. The 150 and 210 basis point improvements during the second quarter and first half of fiscal year 2005, respectively, occurred despite lower sales growth and integration costs and were primarily attributable to the inclusion of Century, which generates higher returns on net sales.

Utilities

Net sales: Net sales and same-store sales in the second quarter of fiscal year 2005 totaled $108.7 million, an increase of $17.2 million or 18.8%, compared to the prior year’s second quarter total of $91.5 million. During the first six months of fiscal year 2005, net sales and same-store sales totaled $208.8 million, an increase of $28.4 or 15.7% compared to the prior year. The sales growth experienced during the second quarter and first six months of fiscal year 2005 was primarily attributable to higher sales resulting from our continued efforts to expand alliances with large electric utility companies, in addition to improved overall market conditions and higher pricing for steel, aluminum, copper, and PVC products.

Operating income: As a percentage of net sales, operating income decreased to 4.2% in the second quarter of fiscal year 2005 from 4.5% in the prior year’s second quarter. The 30 basis point decrease was primarily the result of the impact of a bad debt recovery totaling approximately $0.9 million in the second quarter of fiscal year 2004 relating to a bankruptcy settlement associated with one customer, partially offset by an improvement in the ratio of operating expenses to net sales (excluding the bad debt recovery) and a slight improvement in gross margins. The improvement in the ratio of operating expenses to net sales was primarily the result of the leverage obtained from the net sales growth. Excluding the impact of the bad debt recovery in the second quarter of fiscal year 2004, operating income as a percentage of sales increased by 70 basis points during the second quarter of fiscal year 2005.

During the first six months of fiscal year 2005, operating income as a percentage of net sales decreased by 60 basis points to 3.6%, as compared to a ratio of 4.2% during the prior year period. The 60 basis point decrease was primarily the result of the bad debt recovery in the second quarter of fiscal year 2004. Excluding the impact of the bad debt recovery, operating income as a percentage of net sales decreased by 10 basis points primarily as a result of a higher percentage of lower margin direct shipment sales. The ratio of operating expenses to net sales (excluding the bad debt recovery) was consistent during the first six months of fiscal years 2005 and 2004, respectively, as the increase in the ratio relating to our efforts to put an infrastructure in place necessary to support additional business from alliance customers was offset by the impact of the leverage obtained from the net sales growth.

Electrical

Net sales: Net sales and same-store sales in the second quarter of fiscal year 2005 totaled $108.0 million, an increase of $18.0 million or 20.0%, compared to the prior year’s second quarter total of $90.0 million. During the first six months of fiscal year 2005, net sales and same-store sales totaled $210.3 million, an increase of $29.9 million or 16.6% compared to the prior year. Sales growth experienced in both the second quarter and first six months of fiscal year 2005 as compared to the prior year periods was primarily the result of higher prices for steel, copper and PVC-based products, in addition to the strengthening economy and increased and larger commercial, residential and municipal projects, primarily in Florida.

Operating income: As a percentage of net sales, operating income increased to 2.5% in the second quarter of fiscal year 2005 from 1.8% in the prior year’s second quarter. During the first six months of fiscal year 2005, operating income as a percentage of net sales increased by 110 basis points to 3.0%, as compared to a ratio of 1.9% during the prior year period. The basis point improvements during the second quarter and first six months of fiscal year 2005 were primarily the result of the leverage obtained from the increase in sales volumes. The 70 basis point improvement in the second quarter of fiscal year 2005 was lower than the 140 basis point improvement experienced during the first quarter of fiscal year 2005 primarily due to the impact of falling copper and aluminum prices during the second quarter that resulted in margin compression, as higher priced moving average cost inventory was sold at the lower market prices.

Industrial PVF

Net sales: Net sales and same-store sales in the second quarter of fiscal year 2005 totaled $85.6 million, an increase of $18.2 million or 27.0%, compared to the prior year’s second quarter net sales and same-store sales total of $67.4 million. Additionally, net sales and same-store sales in the first six months of fiscal year 2005 totaled $168.3 million, an increase of $27.8 million or 19.8% compared to the prior year’s first six months net sales total of $140.5 million. The increase in net sales during both the second quarter and first six months of fiscal year 2005 as compared to the prior year was primarily attributable to higher nickel and steel prices. The remainder of the increase was primarily the result of higher demand generated from an improvement in the industrial market, particularly in fabrication, the addition of several new accounts, and market share gains.

Operating income: As a percentage of net sales, operating income increased to 14.5% in the second quarter of fiscal year 2005 from 7.9% in the prior year’s second quarter. During the first six months of fiscal year 2005, operating income as a percentage of net sales increased 570 basis points to 14.2%, as compared to a ratio of 8.5% during the prior year period. The 660 and 570 basis point increases during the second quarter and first six months of fiscal year 2005, respectively, were primarily the result of an increase in gross margins attributable to higher selling prices related to nickel and steel products partially offset by a $0.6 million increase in the provision for doubtful accounts primarily relating to one specific customer.

Other

Net sales: Net sales and same-store sales in the second quarter of fiscal year 2005 totaled $111.1 million, an increase of $33.1 million or 42.4%, compared to the prior year’s second quarter net sales of $78.0 million, with all three product lines comprising the Other category experiencing strong sales growth. The Building Materials product line had sales growth of $20.8 million or 46.3% in the second quarter of fiscal year 2005 as compared to the prior year’s second quarter as a result of significant increases in the prices of steel and lumber, along with increased demand from the strengthening commercial construction market, particularly in Florida and North Carolina. The Fire Protection product line had sales growth of $11.7 million or 46.7% during this period as a result of significantly higher steel prices and increased demand. The Mechanical Industrial product line had sales growth in the second quarter of fiscal year 2005 of $0.6 million or 7.5%, as compared to the prior year’s second quarter due primarily to higher steel prices.

Net sales in the first six months of fiscal year 2005 totaled $219.4 million, an increase of $65.8 million or 42.8% compared to the prior year’s first six months net sales of $153.6 million, with all three product lines comprising the Other category experiencing strong sales growth for reasons consistent with those relating to the net sales growth in the second quarter of fiscal year 2005. The Building Materials, Fire Protection and Mechanical Industrial product lines had sales growth of $37.2 million or 42.4%, $25.3 million or 51.4%, and $3.3 million or 19.7% during the six months ended July 30, 2004, respectively, as compared to the first six months of fiscal year 2004.

Operating income: As a percentage of net sales, operating income increased to 10.1% in the second quarter of fiscal year 2005 from 4.0% in the prior year’s second quarter. During the first six months of fiscal year 2005, operating income as a percentage of net sales increased 570 basis points to 9.5%, as compared to a ratio of 3.8% during the prior year period. The 610 and 570 basis point increases for the second quarter and the first six months of fiscal year 2005, respectively, were primarily the result of strong sales and gross margin growth in all three product lines in addition to sound expense management.

Liquidity and Capital Resources

The following sets forth certain measures of our liquidity (dollars in millions):

	July 30, 2004	January 30, 2004
Working capital	$749.2	$603.6
Current ratio	2.3 to 1	2.4 to 1
Debt to total capital	31.4%	29.0%

	Six Months Ended
	July 30, 2004	August 1, 2003
Net cash (used in) provided by operating activities	$(1.1)	$42.3
Net cash used in investing activities	(82.4)	(7.6)
Net cash provided by (used in) financing activities	93.4	(32.6)

Working Capital

Compared to January 30, 2004, working capital increased $145.6 million or 24.1%. The increase in working capital was primarily attributable to higher accounts receivable driven by the double-digit same-store sales growth and the acquisitions of Standard and Todd Pipe, and increased cash and cash equivalents. These working capital increases were offset by lower levels of owned inventories (inventories less accounts payable) resulting from improved inventory and payables management and increased other current liabilities primarily attributable to the timing of income and sales tax accrual payments. We continue to focus on asset management initiatives that will improve our working capital efficiency.

Operating Activities

Net cash used in operating activities during the first six months of fiscal year 2005 totaled $1.1 million to support higher same-store sales growth compared to net cash provided by operating activities of $42.3 million for the first six months of fiscal year 2004. The $43.4 million decrease in operating cash flows was primarily driven by fluctuations in accounts receivable, inventories, accounts payable and other current liabilities despite higher results of operations during the first six months of fiscal year 2005.

Accounts receivable balances increased $169.2 million during the first six months of fiscal year 2005, of which $49.8 million related to the acquisitions of Standard and Todd Pipe, which are classified as investing activities for cash flow reporting purposes. The remaining net increase of $119.4 million was due primarily to same-store sales growth. Days sales outstanding remained flat in both periods, while past due balances as a percentage of total accounts receivable decreased during the first six months of fiscal year 2005.

The $103.6 million increase in inventories during the first six months of fiscal year 2005 includes $33.3 million related to the acquisitions of Standard and Todd Pipe, which has been classified as an investing activity for cash flow reporting purposes. The remaining net inventory increase of $70.3 million was the result of purchases made to support net sales growth and higher prices.

Higher prices as well as our efforts to extend vendor payment terms were the primary drivers of the $118.0 million increase in accounts payable during the first six months of fiscal year 2005, of which $32.7 million was associated with the acquisitions of Standard and Todd Pipe and has been classified as an investing activity for cash flow reporting purposes.

Other current liabilities increased $33.2 million during the first six months of fiscal year 2005, of which $10.3 million related to the investing activity associated with the acquisitions of Standard and Todd Pipe. The remaining net increase in other current liabilities during the first six months of fiscal year 2005 was primarily due to the timing of income and sales tax accrual payments.

Going forward, we expect operating cash flows to be strong as we continue to improve our working capital efficiency, allowing us to generate cash from operations.

Investing Activities

Our expenditures for property and equipment totaled $11.3 million and $8.0 million during the first six months of fiscal years 2005 and 2004, respectively. Of the total $11.3 million of capital expenditures, approximately $8.9 million related to information technology outlays, including amounts for the Hughes Unified operating system and the new Oracle Financial system implementation. While there can be no assurance that current expectations will be realized, capital expenditures are expected to be in the range of approximately $20.0 million to $25.0 million in fiscal year 2005.

Proceeds from the sale of property and equipment totaled $38.5 million and $0.4 million during the first six months of fiscal years 2005 and 2004, respectively. During the first six months of fiscal year 2005, proceeds from the sale of property and equipment consisted primarily of cash received from the first quarter sale-leaseback of a portfolio of properties comprised of 18 different branches. The resulting leases have qualified for operating lease treatment.

Cash payments for business acquisitions totaled $98.2 million during the first six months of fiscal year 2005. There were no business acquisitions during the first six months of fiscal year 2004. On May 28, 2004, we acquired Todd Pipe, one of the largest independent wholesale plumbing suppliers in Southern California and Las Vegas, Nevada. We paid $74.5 million for the net assets of Todd Pipe, including the assumption of $42.3 million of accounts payable, accrued and other liabilities, subject to finalization of working capital adjustments in accordance with the purchase agreement. On May 3, 2004, we completed the acquisition of Standard, a distributor of waterworks, electrical and plumbing products primarily serving residential and infrastructure water and sewer contractors and customers in Las Vegas, Nevada. The purchase price consisted of $23.7 million of net cash paid for Standard’s net assets, including the assumption of $10.9 million of accounts payable, accrued and other liabilities, subject to finalization of working capital adjustments in accordance with the purchase agreement.

On June 30, 2004, we made an $11.4 million investment in our corporate owned life insurance (“COLI”) policies to partially fund enhancements made in the first quarter of 2005 to our supplemental executive retirement plan (“SERP”), which provides supplemental benefits for certain key executive officers. While the SERP obligation is not funded by our general assets and thus the value of our COLI policies is not restricted to funding the SERP obligation, the interest income generated by our COLI policies will help offset the additional net periodic benefit costs associated with our SERP, as amended in the first quarter of 2005.

Financing Activities

During the first six months of fiscal years 2005 and 2004, net cash provided by (used in) financing activities totaled $93.4 million and ($32.6) million, respectively. Financing cash flows increased during the first six months of fiscal year 2005 by $126.0 million primarily reflecting larger amounts borrowed under our revolving credit agreement mainly resulting from our acquisitions of Standard and Todd Pipe in May 2004 as well as increases in working capital. Net borrowings (payments) made under our revolving credit agreement totaled $113.4 million and ($17.5) million during the first six months of fiscal years 2005 and 2004, respectively. Other debt payments, including scheduled payments on our senior and other notes, totaled $10.6 million and $9.3 million during the first six months of fiscal years 2005 and 2004, respectively.

On June 14, 2004, we replaced our existing $290.0 million revolving credit agreement, which was scheduled to mature on March 26, 2007, with a new $500.0 million revolving credit agreement (the “new credit agreement”), subject to borrowing limitations, which matures on June 14, 2009. The new credit agreement is unsecured and contains financial and other covenants, including limitations on dividends and treasury stock purchases and maintenance of certain financial ratios. The new credit agreement also includes an accordion feature that allows it to be expanded, in certain circumstances, by up to $150 million. As of July 30, 2004, we were in compliance with all financial covenants.

Dividend payments totaled $7.0 million and $4.7 million during the first six months of fiscal years 2005 and 2004, respectively. The higher dividend payments in fiscal year 2005 were primarily attributable to an increase in our common stock outstanding due to the sale of 6.9 million shares in a public offering during the fourth quarter of fiscal year 2004 and a 30% higher dividend rate during the first six months of fiscal year 2005.

On March 15, 1999, our Board of Directors authorized us to repurchase up to 2.5 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 1.8 million shares at an average price of $22.91 per share. Shares repurchased totaled $6.0 million during the first six months of fiscal year 2004. There were no shares repurchased during the first six months of fiscal year 2005.

Our liquidity and capital needs have generally been met by cash flows from operating activities and borrowings under our revolving credit agreement. As of July 30, 2004, we had $18.2 million of cash and $285.3 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements and anticipated capital expenditures. The funds necessary to finance the acquisitions of Standard and Todd Pipe were borrowed under our revolving credit agreement.

On June 14, 2004 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the possible future offer and sale, from time-to-time, of up to an aggregate of $700 million of equity and/or debt securities. We believe the shelf registration statement gives us additional flexibility in accessing the capital markets.

After the registration statement becomes effective, and unless otherwise stated at the time of any future offering, we intend to use the net proceeds from any sale of securities pursuant to the registration statement for the acquisition of businesses, the repayment or refinancing of debt, capital expenditures, working capital needs and other general corporate purposes. The registration statement filed with the SEC has not yet become effective, and the securities included therein may not be sold, nor may offers to buy be accepted prior to the time the registration statement becomes effective.

These financing initiatives allow us to further develop our capital structure as the business expands, and together with continued strong financial performance, will provide us with the ability to fund and achieve our strategic growth goals. We believe we have sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities.

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

On March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida to a subsidiary of Wachovia Development Corporation (“WDC”) for $23.0 million and leased the property back for a period of 20 years. The proceeds from the sale approximated the net book value of the property sold, and were paid by WDC to SunTrust Bank (“SunTrust”) for application against amounts outstanding under a separate real estate term credit agreement we had previously executed on June 5, 2002 with SunTrust. The lease expires on March 16, 2024, with five 5-year extensions exercisable at fair market value and at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee on the value of the leased facility. The lease is accounted for as an operating lease with future minimum annual lease payments totaling $1.2 million occurring during fiscal year 2005, $1.4 million per year occurring during fiscal years 2006 through 2009, and $25.6 million occurring thereafter.

Contractual Obligations

Aside from the two aforementioned sale-leaseback transactions, there have been no material changes outside of the ordinary course of business to our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our fiscal year 2004 Annual Report.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in late 2004. The standard, if issued in its current form, would be applicable for fiscal years beginning after December 15, 2004. We are currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our fiscal year 2004 Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. Our critical accounting policies relating to the allowance for doubtful accounts, inventories, consideration received from vendors, impairment of long-lived assets, and self-insurance reserves are described in the Annual Report. During the six months ended July 30, 2004, there have been no material changes to any of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in the prices of certain of our products that result from commodity price fluctuations and from changes in interest rates on outstanding variable-rate debt.

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

As discussed above, our results of operations in the first six months of fiscal year 2005 were favorably impacted by increases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance and could continue to do so in the future.

Interest Rate Risk

At July 30, 2004, we had $213.4 million of outstanding variable-rate debt. Based upon a hypothetical 10% increase or decrease in interest rates from their July 30, 2004 levels, the market risk with respect to our variable-rate debt would not be material. We manage our interest rate risk by maintaining a balance between fixed and variable rate debt.

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

As of the end of the period covered by this report, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective at a level of reasonable assurance to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

In addition, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

HUGHES SUPPLY, INC.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended July 30, 2004 (in millions).

Period	Total number of shares (or units) purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
May 2004 (May 1 - May 28)	—	—	—	0.7
June 2004 (May 29 - June 25)	—	—	—	0.7
July 2004 (June 26 - July 30)	—	—	—	0.7

Total	—		—

(1)	On March 15, 1999, our Board of Directors authorized us to repurchase up to 2.5 million shares of our outstanding common stock to be used for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders (the “annual meeting”) was held on May 20, 2004, pursuant to notice given to shareholders of record on March 26, 2004 at which date holders of 29,314,616 shares of the Company’s common stock were present in person or by proxy. At the annual meeting, John D. Baker II, Dale E. Jones, William P. Kennedy, and Patrick J. Knipe were elected directors of the Company with terms to expire at the 2007 annual meeting and until the election and qualification of their respective successors or until the earlier of their death, resignation, or removal.

The tabulation of the votes present in person or by proxy at the annual meeting with respect to the election of the Company’s directors was as follows:

Matters Voted	For	Against/ Withheld	Abstained
Election of John D. Baker II	28,498,677	815,939	—
Election of Dale E. Jones	28,510,187	804,429	—
Election of William P. Kennedy	28,510,296	804,320	—
Election of Patrick J. Knipe	28,498,475	816,141	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Revolving Credit Agreement dated as of June 14, 2004, among Hughes Supply, Inc., the several banks and other financial institutions from time to time party thereto, and SunTrust Bank as Administrative Agent.

10.2	Form of Incentive Stock Option Award under the 1997 Executive Stock Plan.

10.3	Form of Non-Qualified Stock Option Award under the 1997 Executive Stock Plan.

10.4	Form of Restricted Stock Award under the 1997 Executive Stock Plan.

10.5	Form of Performance-Based Restricted Stock Award under the 1997 Executive Stock Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

(1)	On May 25, 2004, Hughes Supply, Inc. furnished a Current Report on Form 8-K dated May 25, 2004 regarding a news release announcing its financial results for the first quarter ended April 30, 2004.

(2)	On June 14, 2004, Hughes Supply, Inc. filed a Form 8-K dated June 14, 2004, filing as an exhibit its unaudited pro forma condensed consolidated statement of operations for the fiscal year ended January 30, 2004 giving effect to the Century Maintenance Supply, Inc. acquisition and related financing as though those transactions had occurred on January 31, 2003.

(3)	On July 30, 2004, Hughes Supply, Inc. filed a Current Report on Form 8-K dated July 7, 2004 regarding a news release announcing its sales and earnings outlook for the second quarter ended July 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date: September 8, 2004	By:	/s/ THOMAS I. MORGAN
Thomas I. Morgan
President and Chief Executive Officer

Date: September 8, 2004	By:	/s/ DAVID BEARMAN
David Bearman
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)