Form 10-K/A
period 2004-01-30
HUGHES SUPPLY INC
filed 2004-09-14
CIK 49029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-08772

HUGHES SUPPLY, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0559446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Hughes Way

Orlando, Florida 32805

(Address of principal executive offices)

(407) 841-4755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1.00 Par Value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ($35.35 per share as of August 1, 2003): $784,386,134.

There were 30,631,377 shares of the registrant’s Common Stock ($1.00 par value) outstanding as of April 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders held on May 20, 2004 are incorporated by reference in Part III of this Report.

AMENDMENT NO. 1

TO THE FORM 10-K FILED BY

HUGHES SUPPLY, INC. ON JANUARY 30, 2004

This Form 10-K/A constitutes Amendment No. 1 (“Amendment No. 1”) to Hughes Supply, Inc.’s Annual Report on Form 10-K for the period ended January 30, 2004, which was originally filed on April 14, 2004 (“Original Form 10-K”) . This Amendment No. 1 is being filed solely to amend: (i) Part II, Item 8 Financial Statements and Supplementary Data by deleting the three sentences in Note 2-Business Combinations and Divestitures that reference valuations prepared by an independent third party appraisal firm; and (ii) Part IV, Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K to include a new consent of PricewaterhouseCoopers LLP, as well as currently dated certifications as required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. The remainder of the Original Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

2 of 41

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

3 of 41

HUGHES SUPPLY, INC.

Consolidated Statements of Income

(in millions, except per share data)

	Fiscal Years Ended
	January 30, 2004	January 31, 2003	January 25, 2002
Net Sales	$3,253.4	$3,066.3	$3,037.7
Cost of Sales	2,519.7	2,356.6	2,340.6

Gross Margin	733.7	709.7	697.1

Operating Expenses:
Selling, general and administrative	589.8	568.0	564.0
Depreciation and amortization	21.2	20.5	31.1
Impairment of long-lived assets	—	—	0.7

Total operating expenses	611.0	588.5	595.8

Operating Income	122.7	121.2	101.3

Non-Operating Income (Expenses):
Interest and other income	6.4	7.3	9.3
Interest expense	(34.6)	(30.3)	(35.9)

	(28.2)	(23.0)	(26.6)

Income Before Income Taxes	94.5	98.2	74.7
Income Taxes	36.8	40.1	30.6

Net Income	$57.7	$58.1	$44.1

Earnings Per Share:
Basic	$2.52	$2.50	$1.90

Diluted	$2.46	$2.45	$1.88

Weighted average Shares Outstanding:
Basic	22.9	23.2	23.2

Diluted	23.5	23.7	23.4

The accompanying notes are an integral part of these consolidated financial statements.

4 of 41

HUGHES SUPPLY, INC.

Consolidated Balance Sheets

(in millions, except share and per share data)

	January 30, 2004	January 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$8.3	$1.7
Accounts receivable, less allowance for doubtful accounts of $6.5 and $8.5	493.3	423.1
Inventories	467.0	438.5
Deferred income taxes	19.4	19.7
Other current assets	53.0	47.1

Total current assets	1,041.0	930.1

Property and Equipment, Net	161.8	157.8
Goodwill	609.8	320.1
Other Assets	68.7	26.9

Total assets	$1,881.3	$1,434.9

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$44.6	$63.8
Accounts payable	308.3	230.0
Accrued compensation and benefits	39.3	43.3
Other current liabilities	45.2	34.2

Total current liabilities	437.4	371.3

Long-Term Debt	368.7	378.1
Deferred Income Taxes	55.4	34.0
Other Noncurrent Liabilities	7.8	6.7

Total liabilities	869.3	790.1

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued; preferences, limitations and relative rights to be established by the Board of Directors	—	—
Common stock, par value $1 per share; 100,000,000 shares authorized; 30,795,577 and 23,935,764 shares issued	30.8	23.9
Capital in excess of par value	533.3	222.4
Retained earnings	465.1	416.7
Treasury stock, 216,952 and 245,700 shares, at cost	(5.5)	(6.8)
Unearned compensation related to outstanding restricted stock	(11.7)	(11.4)

Total shareholders’ equity	1,012.0	644.8

Total liabilities and shareholders’ equity	$1,881.3	$1,434.9

The accompanying notes are an integral part of these consolidated financial statements.

5 of 41

HUGHES SUPPLY, INC.

Consolidated Statements of Shareholders’ Equity

(in millions, except share and per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Unearned Compensation
	Shares	Dollars			Shares	Dollars		Total
Balance at January 26, 2001	24,211,485	$24.2	$228.1	$337.1	(576,783)	$(13.3)	$(6.1)	$570.0
Net income	—	—	—	44.1	—	—	—	44.1
Cash dividends—$0.340 per share	—	—	—	(8.0)	—	—	—	(8.0)
Purchase of treasury stock	—	—	—	—	(394,700)	(7.5)	—	(7.5)
Shares issued under stock option plans and related tax benefits	—	—	0.3	(1.7)	265,378	5.6	—	4.2
Purchase and retirement of common shares	(91,322)	(0.1)	(0.8)	(1.1)	—	—	—	(2.0)
Retirement of treasury stock	(342,854)	(0.3)	(3.2)	(4.0)	342,854	7.5	—	—
Issuance of restricted stock, net of cancellations	(2,709)	—	0.5	1.3	339,000	7.2	(9.5)	(0.5)
Amortization of restricted stock	—	—	—	—	—	—	1.5	1.5
Cancellation of stock rights issued to bestroute.com	—	—	(7.3)	—	—	—	—	(7.3)

Balance at January 25, 2002	23,774,600	$23.8	$217.6	$367.7	(24,251)	$(0.5)	$(14.1)	$594.5
Net income	—	—	—	58.1	—	—	—	58.1
Cash dividends—$0.355 per share	—	—	—	(8.5)	—	—	—	(8.5)
Purchase of treasury stock	—	—	—	—	(257,000)	(7.1)	—	(7.1)
Shares issued under stock option plans and related tax benefits	216,836	0.1	5.8	(0.1)	15,551	0.3	—	6.1
Purchase and retirement of common shares	(25,784)	—	(0.5)	(0.6)	—	—	—	(1.1)
Issuance of restricted stock, net of cancellations	(29,888)	—	(0.5)	0.1	20,000	0.5	(0.1)	—
Amortization of restricted stock	—	—	—	—	—	—	2.8	2.8

Balance at January 31, 2003	23,935,764	$23.9	$222.4	$416.7	(245,700)	$(6.8)	$(11.4)	$644.8
Net income	—	—	—	57.7	—	—	—	57.7
Cash dividends—$0.400 per share	—	—	—	(10.1)	—	—	—	(10.1)
Purchase of treasury stock	—	—	—	—	(258,600)	(6.0)	—	(6.0)
Shares issued under stock option plans and related tax benefits	—	—	1.2	(0.4)	199,348	5.1	—	5.9
Issuance of common stock, net	6,900,000	6.9	310.6	—	—	—	—	317.5
Purchase and retirement of common shares	(10,299)	—	(0.1)	(0.3)	—	—	—	(0.4)
Issuance of restricted stock, net of cancellations	(29,888)	—	(0.8)	1.5	88,000	2.2	(3.3)	(0.4)
Amortization of restricted stock	—	—	—	—	—	—	3.0	3.0

Balance at January 30, 2004	30,795,577	$30.8	$533.3	$465.1	(216,952)	$(5.5)	$(11.7)	$1,012.0

The accompanying notes are an integral part of these consolidated financial statements.

6 of 41

HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows

(in millions)

	Fiscal Years Ended
	January 30, 2004	January 31, 2003	January 25, 2002
Cash Flows from Operating Activities:
Net income	$57.7	$58.1	$44.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.2	20.5	31.1
Provision for doubtful accounts	4.6	9.1	11.1
Amortization of restricted stock	2.7	2.8	1.0
Income tax benefit of stock options exercised	1.2	1.4	0.3
Deferred income taxes	10.7	14.9	10.4
Other	2.9	(1.2)	0.1
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(24.3)	(24.3)	50.1
Inventories	16.8	(11.6)	55.0
Other current assets	(0.8)	10.6	(12.3)
Other assets	(3.6)	(0.4)	(1.8)
Accounts payable	63.3	25.2	(41.3)
Accrued compensation and benefits	(8.5)	9.0	(0.9)
Other current liabilities	0.9	(2.3)	(4.3)
Other noncurrent liabilities	1.1	0.6	0.4

Net cash provided by operating activities	145.9	112.4	143.0

Cash Flows from Investing Activities:
Capital expenditures	(15.9)	(15.3)	(16.9)
Proceeds from sale of property and equipment	4.0	4.5	8.7
Business acquisitions, net of cash	(279.6)	(33.4)	(32.0)
Proceeds from sale of investment in affiliated entity	—	2.0	—
Purchase of bestroute.com stock rights	—	—	(7.3)
Proceeds from sale of pool and spa business	—	—	25.0

Net cash used in investing activities	(291.5)	(42.2)	(22.5)

Cash Flows from Financing Activities:
Net borrowings (payments) under short-term debt arrangements	27.7	19.6	(100.3)
Proceeds from issuance of senior term loan	250.0	—	—
Principal payments on other debt and debt of acquired entities	(422.3)	(73.0)	(23.8)
Proceeds from issuance of common stock, net	317.5	—	—
Change in book overdrafts	(4.6)	(10.3)	1.8
Purchase of treasury shares	(6.0)	(7.1)	(7.5)
Dividends paid	(9.4)	(8.1)	(8.0)
Other	(0.7)	3.6	1.7

Net cash provided by (used in) financing activities	152.2	(75.3)	(136.1)

Net (Decrease) Increase in Cash and Cash Equivalents	6.6	(5.1)	(15.6)
Cash and Cash Equivalents, Beginning of Year	1.7	6.8	22.4

Cash and Cash Equivalents, End of Year	$8.3	$1.7	$6.8

The accompanying notes are an integral part of these consolidated financial statements.

7 of 41

Note 1—Description of Business and Summary of Significant Accounting Policies

Business

Founded in 1928, we are one of the nation’s largest diversified wholesale distributors of construction, repair and maintenance-related products distributing over 350,000 products to more than 100,000 customers through 486 branches located in 38 states. Our customers include electrical, plumbing and mechanical contractors; public utilities; property management companies; municipalities and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

We are organized on a product line basis into six reportable segments: Water & Sewer; Plumbing/Heating and Air Conditioning (HVAC); Maintenance, Repair and Operations (MRO); Utilities; Electrical and Industrial Pipe, Valves and Fittings (PVF). An “All Other” category includes our Building Materials, Fire Protection and Mechanical Industrial product lines.

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Results of operations of companies acquired are included from their respective dates of acquisition. Investments in 50% or less owned affiliates over which we have the ability to exercise significant influence are accounted for using the equity method. During fiscal years 2004, 2003 and 2002, we did not have any “less than 20% owned” investments in affiliates accounted for under the equity method.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness, and an assessment of our lien and bond rights. Initially, we estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and on a quarterly basis, we write off uncollectible receivables. This estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a slowdown in the markets in which we operate may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. At January 30, 2004 and January 31, 2003, the allowance for doubtful accounts totaled $6.5 million and $8.5 million, respectively.

8 of 41

Inventories

Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of each branch’s physical inventory results over the last two years, a review of potential dead stock based on historical product sales and forecasted sales and an overall consolidated analysis of potential excess inventory. Periodically, the branch’s perpetual inventory records are adjusted to reflect permanent declines in market value. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions. At January 30, 2004 and January 31, 2003, our inventory reserves totaled $4.5 million and $ 6.0 million, respectively.

Consideration Received From Vendors

At the beginning of each calendar year, we enter into agreements with many of our vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates received on products not yet sold. While we believe that we will continue to receive consideration from vendors in fiscal year 2005 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Effective January 26, 2002, we adopted Statement of Financial Accounting Standards (“FAS”) 142, Goodwill and Other Intangible Assets. FAS 142 requires entities to assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in fiscal year 2003. When the fair value is less than the related goodwill value, entities are required to reduce the amount of goodwill. The approach to evaluating the recoverability of goodwill as outlined in FAS 142 requires the use of valuation techniques utilizing estimates and assumptions about projected future operating results and other variables. Under the new impairment approach, we may be subject to earnings volatility if additional goodwill impairment occurs at a future date. FAS 142 also requires entities to discontinue the amortization of goodwill, including amortization of goodwill acquired in past business combinations. Accordingly, we no longer amortized goodwill beginning in fiscal year 2003 (see note 4).

At January 30, 2004 and January 31, 2003, goodwill, net of accumulated amortization, totaled $609.8 million and $320.1 million, respectively. Accumulated amortization of goodwill totaled $40.3 million at January 30, 2004 and January 31, 2003.

9 of 41

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

Intangible assets, which principally consist of customer contracts acquired in business combinations, are recorded at their respective fair values in accordance with FAS 141, Business Combinations, and are generally amortized using the straight-line method. Additional disclosure related to acquired other intangible assets as of fiscal year-end 2004 and 2003 are as follows (in millions):

	Fiscal Years Ended
	2004		2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets
Acquired customer contracts	$37.1	$(1.4)	$8.2	$(0.2)
Non-compete/employment agreements	3.1	(0.3)	0.4	(0.1)

Total	40.2	(1.7)	8.6	(0.3)

Unamortized intangible assets
Private label tradenames	5.9	—	—	—

Total	$46.1	$(1.7)	$8.6	$(0.3)

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

Self-Insurance

We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability claims. We also maintain stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and our historical loss development experience. To the extent the projected future development of the losses resulting from workers’ compensation, automobile, general and product liability claims incurred as of January 30, 2004 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense. At January 30, 2004 and January 31, 2003, self-insurance reserves totaled $1.0 million and $5.6 million, respectively.

10 of 41

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

11 of 41

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions except per share data):

	Fiscal Years Ended
	2004	2003	2002
Net income as reported:	$57.7	$58.1	$44.1
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3.6)	(2.0)	(0.6)

Pro forma net income	$54.1	$56.1	$43.5

Earnings per share:
Basic —as reported	$2.52	$2.50	$1.90

Basic —pro forma	$2.36	$2.42	$1.88

Diluted —as reported	$2.46	$2.45	$1.88

Diluted —pro forma	$2.30	$2.37	$1.86

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

Financial Accounting Standard Board Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We are not the primary beneficiary of any variable interest entities as of January 30, 2004.

In December 2003, a revision to FIN 46 (“FIN 46R”) was issued to clarify some of the provisions of the interpretation and to exempt certain entities from its requirements. Adoption of the provisions of FIN 46R is required for interim periods ending after March 15, 2004. We are currently evaluating the impact that the adoption of this revision will have on our consolidated financial statements, and do not expect it to have a material impact.

12 of 41

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the prescription drug benefit under Medicare. Questions have arisen regarding whether an employer that provides postretirement prescription drug coverage should recognize the effects of the Act on its accumulated postretirement benefit obligation (APBO) and net postretirement benefit costs under FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. While we do offer benefits, including prescription drug coverage, to employees who have attained certain levels of service after they have retired, those benefits are only available to retirees until age 65, at which time Medicare coverage becomes effective. As such, we do not believe that this specific provision of the Act will have a material effect on our consolidated financial statements.

In December 2003, the FASB issued FAS 132 (Revised) (“FAS 132-R”), Employer’s Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefits cost. FAS 132-R is effective for fiscal years ending after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The provisions of FAS 132-R did not have a material effect on our consolidated financial statements.

In December 2003, the Staff of the Securities and Exchange Commission (“SEC” or “the Staff”) issued Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which superseded SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of SAB 104 did not have a material impact on our financial statements.

Note 2—Business Combinations and Divestitures

Business Combinations

On December 19, 2003, we acquired Century Maintenance Supply, Inc. (“Century”), a leading supplier of MRO products serving the multi-family apartment market throughout the United States. The acquisition will enable us to become a leader in the apartment MRO market and facilitate entry into adjacent customer markets.

The purchase price consisted of $260.0 million cash paid for Century’s net assets, including the assumption of $31.4 million of accounts payable and accrued liabilities and $101.4 million of debt. The results of Century’s operations have been included in our consolidated statements of income since December 19, 2003. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141. Goodwill, of which approximately $7.1 million is deductible for tax purposes, and other intangible assets recorded in connection with the transaction totaled $271.1 million and $36.4 million, respectively. The goodwill and intangible assets were assigned entirely to our MRO segment. The intangible assets are subject to amortization and consist primarily of customer lists, private label trade names and employment agreements that are amortized on a straight-line basis over a weighted-average useful life of 11.5 years. The estimated annual amortization expense related to these contracts for the next five fiscal years is expected to be $2.8 million. Unaudited pro-forma operating results of operations, assuming the acquisition of Century had been completed as of the beginning of fiscal year 2003, are as follows (in millions except per share data):

	Fiscal Years Ended
	2004	2003
Net sales	$3,534.4	$3,357.0
Operating income	153.2	148.3
Net income	67.2	66.0

Earnings per share:
Basic	$2.93	$2.85
Diluted	$2.86	$2.79

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented or the results which may occur in the future.

13 of 41

Effective August 4, 2003, we acquired substantially all of the net assets of Marden Susco, LLC (“Marden Susco”), a southern California supplier of underground piping products for use in municipal water, sewer and storm drain systems. As a result of the acquisition, we have expanded the geographical presence of our Water & Sewer business into the state of California.

The purchase price consisted of $19.6 million cash paid for Marden Susco’s net assets, including the assumption of $13.7 million of accounts payable and accrued liabilities and $6.7 million of debt. The results of Marden Susco’s operations have been included in our consolidated statements of income since August 4, 2003. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141. Goodwill, all of which is deductible for income tax purposes, and other intangible assets recorded in connection with the transaction totaled $18.1 million and $1.0 million, respectively. The goodwill and intangible assets were assigned entirely to our Water & Sewer segment. The intangible assets are subject to amortization and consist primarily of employment agreements, revenue backlog, and customer lists that are amortized on a straight-line basis over a weighted-average useful life of 4.8 years. The estimated annual amortization expense related to these contracts for the next five fiscal years is expected to be $0.1 million. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Marden Susco are not material to our consolidated operating results or assets.

On August 9, 2002, we acquired 100% of the capital stock of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”), a wholesale distributor of electrical transmission and distribution products and services to the United States’ electric utility industry. As a result of the acquisition, we are a leading provider of electrical transmission and distribution products and services in the United States. We also expanded our development of customer contracts as a result of Utiliserve’s value-added services, including vendor-managed inventory, collaborative emergency response and job-site delivery. Through its supply chain management solutions, Utiliserve is able to assume full responsibility for its customers’ warehouse, workflow and inventory management needs.

The purchase price consisted of $33.4 million cash paid (net of cash acquired of $1.9 million) for Utiliserve’s net equity along with the assumption of $54.5 million and $33.2 million of debt and other liabilities, respectively. The results of Utiliserve’s operations have been included in our consolidated statements of income since August 9, 2002. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FAS 141. Goodwill, of which approximately $25.7 million is deductible for income tax purposes, and other intangible assets recorded in connection with the transaction totaled $56.3 million and $8.6 million, respectively. The goodwill was assigned entirely to our Utilities segment. The intangible assets are subject to amortization and consist mainly of customer contracts that are being amortized on a straight-line basis over a weighted-average useful life of 14.6 years. The estimated annual amortization expense related to these contracts for the next five fiscal years is expected to be $0.6 million.

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

14 of 41

The assets acquired and liabilities assumed for acquisitions are summarized below (in millions):

	Fiscal Years Ended
	2004	2003	2002
Accounts receivable	$50.4	$19.9	$13.5
Inventories	45.3	30.5	9.7
Property and equipment	3.1	2.4	1.0
Goodwill	289.2	56.3	23.7
Other assets (including intangibles)	44.8	13.9	0.1

Assets acquired	432.8	123.0	48.0

Accounts payable and accrued liabilities	(45.1)	(33.2)	(8.1)
Long-term debt	(108.1)	(54.5)	(8.6)

Liabilities assumed	(153.2)	(87.7)	(16.7)

Cash purchase price	$279.6	$35.3	$31.3

Divestitures

On December 30, 2002, we sold our remaining 49.0% equity investment in Anasteel Supply Company, LLC. for $2.3 million. We received cash proceeds of $2.0 million with the remaining $0.3 million of consideration in the form of a note receivable due July 31, 2005. The note receivable bears interest at a fixed rate of 7.0%.

In fiscal year 2000, we invested $1.8 million in bestroute.com (“bestroute”), an e-commerce company founded in 1999 to provide hard-to-find inventory products to wholesale distributors and end-users via the internet. During fiscal year 2001, we were required to fund an additional $6.3 million to bestroute as certain operating thresholds were met. In September 2000, we acquired the remaining 51.0% interest of bestroute in a transaction where the other members of bestroute received 723,183 stock rights of our company. Under the terms of the agreement, the stock rights were exercisable by the holders on or after February 1, 2001 and granted the holders the right to convert their bestroute holdings into our common stock. The agreement also provided a call provision under which we had the ability to call the stock rights in exchange for shares of our common stock. The exercise of a portion of the stock rights issued was contingent upon bestroute meeting its operating plan and demonstrating continued viability as a business. In the fourth quarter of fiscal year 2001, bestroute was not able to meet its operating plan and incurred operating losses of $2.1 million. These losses were attributed to bestroute’s inability to gain market acceptance and generate revenues sufficient to cover its operating costs. As a result of these continued losses and viability concerns, we discontinued bestroute’s operations on March 2, 2001, and entered into an agreement with the holders of the stock rights to cancel 347,541 of the stock rights and redeem the remaining rights for $7.3 million of cash.

Note 3—Property and Equipment

Property and equipment at January 30, 2004 and January 31, 2003 consist of the following (in millions):

	2004	2003
Land	$37.2	$34.6
Buildings and improvements	138.3	117.5
Transportation equipment	21.1	24.1
Furniture, fixtures and equipment	86.6	75.9
Construction in progress	1.3	19.9

	284.5	272.0
Less accumulated depreciation	(122.7)	(114.2)

	$161.8	$157.8

15 of 41

Note 4—Goodwill

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

Our nine operating segments are also the reporting units defined in FAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of fiscal year 2004 based upon the expected present value of future cash flows approach. As a result of this valuation process, as well as the application of the remaining provisions of FAS 142, we concluded that there was no impairment of goodwill related to any of our reporting units.

A summary of the changes in the carrying amount of goodwill by reportable segment for the period ended January 30, 2004 is as follows (in millions):

	Water & Sewer	Plumbing/ HVAC	MRO	Utilities	Electrical	Industrial PVF	All Other	Total
Balance at January 25, 2002	$86.6	$50.1	$1.7	$2.5	$9.0	$56.4	$57.5	$263.8
Goodwill acquired	—	—	—	56.3	—	—	—	56.3

Balance at January 31, 2003	86.6	50.1	1.7	58.8	9.0	56.4	57.5	320.1
Goodwill acquired	18.1	—	271.1	—	—	—	—	289.2
Finalization of purchase accounting	—	—	—	0.5	—	—	—	0.5

Balance at January 30, 2004	$104.7	$50.1	$272.8	$59.3	$9.0	$56.4	$57.5	$609.8

Prior to the adoption of FAS 142, we amortized goodwill over estimated useful lives ranging from 15 to 40 years. Had we accounted for goodwill consistent with the provisions of FAS 142 in prior periods, our net income, basic earnings per share and diluted earnings per share would have been affected as follows (in millions except per share data):

	Fiscal Years Ended
	2004	2003	2002
Net income, as reported	$57.7	$58.1	$44.1
Add: goodwill amortization, net of tax	—	—	5.4

Adjusted net income	$57.7	$58.1	$49.5

Basic earnings per share, as reported	$2.52	$2.50	$1.90
Add: goodwill amortization, net of tax	—	—	0.23

Adjusted basic earnings per share	$2.52	$2.50	$2.13

Diluted earnings per share, as reported	$2.46	$2.45	$1.88
Add: goodwill amortization, net of tax	—	—	0.23

Adjusted diluted earnings per share	$2.46	$2.45	$2.11

Note 5—Branch Closure and Consolidation Activities

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

16 of 41

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

The following is a summary of the expenses associated with our closure activities (in millions):

	Fiscal Years Ended
	2004	2003	2002
Cost of sales	$—	$0.4	$1.7

Lease expense	$4.0	$—	$1.6
Severance expense	—	0.1	0.5
Professional expense (contractual obligation)	—	—	0.7
Other	0.4	(0.3)	0.9

Selling, general and administrative expenses	$4.4	$(0.2)	$3.7

Non-operating expenses	$—	$—	$0.7

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

The liability balance, included in other current liabilities, related to our closure activities as of January 30, 2004 and January 31, 2003 was as follows (in millions):

	Fiscal Years Ended
	2004	2003
Beginning balance	$1.2	$3.1
Provision (income)	4.4	(0.2)
Cash expenditures:
Lease	(1.4)	(1.1)
Severance	—	(0.1)
Other	(0.1)	(0.3)
Non-cash asset impairments	—	(0.2)

Ending balance	$4.1	$1.2

17 of 41

Note 6—Impairment of Long-Lived Assets

In the fourth quarter of fiscal year 2002, we recorded an impairment loss of $0.7 million related to goodwill of one entity in our Plumbing/HVAC segment.

Note 7—Total Debt

Total debt at January 30, 2004 and January 31, 2003 consists of the following (in millions):

	Fiscal Years Ended
	2004	2003
8.27% senior notes, due 2003	$—	$19.0
8.27% senior notes, due 2005	11.2	16.8
8.42% senior notes, due 2007	82.4	103.0
7.96% senior notes, due 2011	70.0	79.3
7.14% senior notes, due 2012	32.4	36.2
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	45.2	50.0
Unsecured bank notes under $290.0 revolving credit agreement, payable March 26, 2007, with an interest rate of 2.0% at January 30, 2004	100.0	72.4
Other notes payable with varying interest rates of 2.2% to 7.6% at January 30, 2004 with due dates from 2004 to 2010	32.1	25.2

Total debt	413.3	441.9
Less current portion	(44.6)	(63.8)

Total long-term debt	$368.7	$378.1

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

We have a commercial paper program backed by our new credit agreement. There were no commercial paper borrowings outstanding at January 30, 2004 or January 31, 2003.

In order to initially fund the acquisition of Century, we borrowed $250.0 million at 3.39% under an interim senior unsecured term loan agreement (the “term loan”). Effective December 19, 2003, the new credit agreement was amended to permit the new term loan borrowings and to make financial and other covenants essentially the same as those in the term loan agreement.

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

18 of 41

Other Notes Payable

On June 22, 2001, we entered into an agreement (“lease facility agreement”) with Atlantic Financial Group, Ltd. (“AFG”), certain financial parties as lenders, and SunTrust Bank as agent (“SunTrust”) in which AFG and SunTrust agreed to fund up to $40.0 million for the acquisition and development of real property projects, including up to $25.0 million for our new corporate headquarters building in Orlando, Florida (“Orlando property”). Concurrently, we entered into an agreement with AFG, certain financial parties as lenders, and SunTrust as agent for the construction of a new multi-branch complex in Miami, Florida (“Miami property”). Pursuant to this agreement, AFG and SunTrust agreed to fund up to $15.0 million for the construction of this facility.

Orlando Property

Under the terms of the loan agreement (“Orlando loan agreement”) between AFG and SunTrust for the Orlando property, AFG was required to fund the lease facility through a nominal equity investment, with the remainder funded through non-recourse borrowings from SunTrust. Concurrent with the execution of the Orlando loan agreement, we executed a master lease agreement (“Orlando lease agreement”) with AFG under which we would lease the Orlando property for a five-year term, including the construction period and a lease period. The Orlando lease agreement required interest only payments that began at the earlier of the completion of construction or eighteen months following the acquisition of the Orlando property. Payments were interest only at LIBOR rates plus applicable credit spreads.

On June 5, 2002, we terminated our Orlando loan agreement with AFG and SunTrust. Concurrently, we executed a new real estate term credit agreement (the “credit agreement”) with SunTrust, and the outstanding principal balance of $1.7 million under the Orlando loan agreement was paid off and rolled into the credit agreement. Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25.0 million for the acquisition and development of our new corporate headquarters building in Orlando, Florida. The credit agreement bears interest based on LIBOR plus applicable credit spreads and matures July 31, 2005. At January 30, 2004 and January 31, 2003, the total outstanding borrowings of $24.4 million and $10.1 million, respectively, under the credit agreement are recorded in long-term debt.

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

Miami Property

Under the terms of the loan agreement (“Miami loan agreement”) between AFG and SunTrust for the Miami property, AFG was required to fund the Miami property through an equity investment of approximately 20% with the remainder funded through non-recourse borrowings from SunTrust. Concurrent with the execution of the Miami loan agreement, we executed a master lease agreement (the “Miami lease agreement”) with AFG. Under the terms of the Miami lease agreement, we leased the Miami property with rent payments beginning September 2003. Rent payments for the first four years were to be interest only at a rate based on LIBOR plus applicable credit spreads.

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

19 of 41

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

Maturities of debt for each of the five years subsequent to January 30, 2004 and in the aggregate are as follows (in millions):

Fiscal Years Ending
2005	$44.6
2006	68.8
2007	45.0
2008	151.1
2009	24.1
Thereafter	79.7

Total	$413.3

Note 8—Income Taxes

The consolidated provision for income taxes consists of the following (in millions):

	Fiscal Years Ended
	2004	2003	2002
Currently payable:
Federal	$26.5	$23.3	$17.8
State	2.7	2.1	2.3

	29.2	25.4	20.1

Deferred:
Federal	6.9	13.2	11.0
State	0.7	1.5	(0.5)

	7.6	14.7	10.5

Income taxes	$36.8	$40.1	$30.6

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the consolidated statements of income (dollars in millions):

	Fiscal Years Ended
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Tax computed at statutory federal rate	$33.1	35.0%	$34.4	35.0%	$26.1	35.0%
Effect of:
State and local income tax, net of federal income tax benefit	2.2	2.3%	2.3	2.4%	1.5	2.0%
Nondeductible expenses	0.9	1.0%	1.3	1.3%	2.4	3.1%
Other, net	0.6	0.6%	2.1	2.2%	0.6	0.9%

Income taxes	$36.8	38.9%	$40.1	40.9%	$30.6	41.0%

20 of 41

The components of deferred tax assets and liabilities at January 30, 2004 and January 31, 2003 are as follows (in millions):

	Fiscal Years Ended
	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$3.1	$1.9
Inventories	7.4	6.2
Accrued vacation	0.3	2.5
Other accrued liabilities	7.2	4.5
State net operating losses	2.5	4.7
Deferred compensation	5.3	4.7

Gross deferred tax assets	25.8	24.5
Valuation allowance	(0.6)	(0.2)

Total deferred tax assets	25.2	24.3

Deferred tax liabilities:
Capitalized software development costs	2.9	2.7
Goodwill and intangible assets	33.2	16.6
Deferred revenue	11.6	9.7
Prepaid expenses and other current assets	11.3	9.4
Property and equipment	1.4	0.1
Other	0.8	0.1

Total deferred tax liabilities	61.2	38.6

Net deferred tax liabilities	$(36.0)	$(14.3)

At January 30, 2004, we had federal and state net operating loss carryforwards of $2.5 million, which expire between 2012 and 2024. A valuation allowance has been provided on certain of the state net operating losses at January 30, 2004 as full realization of these assets is not considered more likely than not.

Note 9—Employee Benefit Plans

Profit Sharing Plan

We have a 401(k) profit sharing plan, which provides benefits for substantially all of our employees who meet minimum age and length of service requirements. The maximum percentage of each eligible employee’s contribution to be matched by the Company was increased from 5% to 6% on February 1, 2001. Additional annual contributions may be made at the discretion of the board of directors. Amounts charged to expense for this plan totaled $4.6 million, $4.9 million and $5.0 million in fiscal years 2004, 2003 and 2002, respectively.

Bonus Plans

We have bonus plans, based on growth, profitability formulas, and return on assets, which provide incentive compensation for key officers and employees. Amounts charged to expense for bonuses to executive officers totaled $3.4 million, $2.8 million and $1.3 million in fiscal years 2004, 2003 and 2002, respectively.

Deferred Executive Compensation Plan

A non-qualified executive deferred compensation plan established on March 1, 2002 allows eligible employees to defer up to 90.0% of their cash compensation through the plan. We do not match employees’ contributions under the current plan.

Supplemental Executive Retirement Plan

We have a defined benefit retirement plan, which provides supplemental benefits for certain key executive officers, generally for periods up to 15 years, upon retirement, disability, or death. The obligations are not funded separately from our general assets. At January 30, 2004 and January 30, 2003, the liability under the plan, as determined in accordance with FAS 87, Employers’ Accounting for Pensions, was $5.7 million and $5.1 million, respectively. The liability in each year is recorded in other noncurrent liabilities. Amounts charged to expense under the plan totaled $0.9 million, $0.6 million and $0.5 million in fiscal years 2004, 2003 and 2002, respectively.

21 of 41

Note 10—Commitments and Contingencies

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

Fiscal Years Ending
2005	$52.7
2006	41.4
2007	29.8
2008	21.4
2009	10.8
Thereafter	25.3

Total	$181.4

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

Note 11—Stock Option Plans

Stock Plans

The 1997 Executive Stock Plan (the “1997 Stock Plan”) is our only currently active stock plan at January 30, 2004. The Directors’ Stock Option Plan established for non-employee board of directors members became inactive in May 2003. The 1997 Stock Plan authorizes the granting of both incentive and non-incentive stock options for an aggregate of 3,250,000 shares of common stock, to key employees. Options are granted at prices not less than the market value on the date of grant, and the maximum term of an option may not exceed ten years. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at date of grant. Options may be granted from time to time until December 31, 2006 with respect to the 1997 Stock Plan. An option becomes exercisable at such times and in such installments as set forth by the compensation committee of the board of directors (the “compensation committee”). Under the 1997 Stock Plan, we can grant up to 1,625,000 shares of the authorized options as restricted stock to certain key employees. These shares are subject to certain transfer restrictions, and vesting may be dependent upon continued employment, the satisfaction of performance objectives, or both.

22 of 41

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

Stock Options

Stock options and restricted stock activity and information about the 1997 Stock Plan and the Directors’ Stock Plan are follows:

Stock Options	Shares Subject To Option	Weighted- Average Option Price
Balance at January 26, 2001 (1,098,789 shares exercisable)	1,123,889	$21.21
Granted	167,500	20.71
Exercised	(255,425)	14.63
Cancelled	(80,600)	26.91

Balance at January 25, 2002 (695,664 shares exercisable)	955,364	22.40
Granted	672,200	33.91
Exercised	(232,387)	20.97
Cancelled	(30,400)	31.40

Balance at January 31, 2003 (544,277 shares exercisable)	1,364,777	28.11
Granted	661,150	34.68
Exercised	(199,348)	23.44
Cancelled	(40,400)	32.07

Balance at January 30, 2004 (704,729 shares exercisable)	1,786,179	$30.85

23 of 41

Restricted stock	Shares Outstanding	Shares Available for Issuance
Balance at January 26, 2001	342,521	518,979
Granted	421,000	(421,000)
Cancelled	(84,709)	84,709
Vested	(36,000)	—

Balance at January 25, 2002	642,812	182,688
Additional authorized	—	250,000
Shares transferred to stock option pool	—	(288,900)
Shares assigned but not issued	—	(125,000)
Granted	20,000	(20,000)
Cancelled	(29,888)	29,888
Vested	—	—

Balance at January 31, 2003	632,924	28,676
Additional authorized	—	500,000
Shares transferred to stock option pool	—	(118,750)
Issuance of assigned shares	—	38,000
Granted	88,000	(88,000)
Cancelled	(29,888)	29,888
Vested	(15,000)	—

Balance at January 30, 2004	676,036	389,814

Outstanding options at January 30, 2004 have expiration dates ranging from August 17, 2004 to January 5, 2014.

The following table summarizes information about stock options outstanding at January 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.83–$18.75	298,068	5.3	$16.85	280,568	$16.95
21.00– 28.75	117,941	6.3	24.35	98,441	24.79
30.90– 36.05	1,236,670	8.6	34.05	321,720	33.58
38.01– 49.65	133,500	8.2	38.17	4,000	39.33

$12.83–$49.65	1,786,179	7.8	$30.85	704,729	$25.76

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Fiscal Years Ended
	2004	2003	2002
Risk-free interest rates	3.1%	4.6%	4.7%
Dividend yield	1.1%	1.1%	1.5%
Expected volatility	45.1%	40.3%	38.3%
Expected stock option lives	5	8	8

The weighted average estimated fair value of employee stock options granted during 2004, 2003 and 2002 was $13.61, $15.94 and $9.16 per share, respectively. The pro forma calculations above do not include the effects of options granted prior to fiscal year 1996.

24 of 41

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

Note 12—Capital Stock

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

Preferred Stock

Our board of directors established Series A Junior Participating Preferred Stock (“Series A Stock”) consisting of 75,000 shares. Each share of Series A Stock will be entitled to 1,000 votes on all matters submitted to a vote of shareholders. Series A Stock is not redeemable or convertible into any other security. Each share of Series A Stock shall have a minimum cumulative preferential quarterly dividend rate equal to the greater of $1.00 per share or 1,000 times the aggregate per share amount of the dividend declared on common stock in the related quarter. In the event of liquidation, shares of Series A Stock will be entitled to the greater of $1,000 per share plus any accrued and unpaid dividends or 1,000 times the payment to be made per share of common stock. No shares of Series A Stock are presently outstanding, and no shares are expected to be issued except in connection with the shareholder rights plan referred to below.

We have a shareholder rights plan. Under the plan, we distributed to shareholders a dividend of one right per share of our common stock. When exercisable, each right will permit the holder to purchase one one-thousandth of a share (a “unit”) of Series A Stock at a purchase price of $200 per unit from the Company. The rights generally become exercisable if a person or group acquires 15% or more of our common stock or commences a tender offer that could result in such person or group owning 15% or more of our common stock. If certain subsequent events occur after the rights first become exercisable, the rights may become exercisable for the purchase of shares of our common stock, or of an acquiring company, having a value equal to two times the exercise price of the right. In general, the rights may be redeemed by the Company at $0.01 per right at any time prior to the latter of (a) ten days after 20% or more of our stock is acquired by a person or group and (b) the first date of a public announcement that a person or group has acquired 15% or more of our stock. The rights expire on June 2, 2008 unless terminated earlier in accordance with the shareholder rights plan.

25 of 41

Note 13—Earnings Per Share

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

	Fiscal Years Ended
	2004	2003	2002
Basic weighted-average number of shares	22,927,656	23,212,392	23,175,025
Incremental shares resulting from:
Stock options	187,787	153,011	96,062
Restricted stock	379,722	299,208	84,986
Stock rights issued in connection with bestroute acquisition	—	—	67,550

Diluted weighted-average number of shares	23,495,165	23,664,611	23,423,623

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

Note 14—Supplemental Cash Flows

Additional supplemental information related to the consolidated statements of cash flows is as follows (in millions):

	Fiscal Years Ended
	2004	2003	2002
Income taxes paid	$13.1	$10.3	$36.6
Interest paid	31.3	29.9	35.8
Property acquired with debt	21.7	17.9	6.9
Debt paid with sale-leaseback proceeds	13.8	—	—
Note receivable from sale of investment in affiliated entity	—	0.3	—

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

Note 15—Related Party Transactions

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

We made donations totaling $0.3 million, $0.9 million and $0.1 million to Hughes Supply Foundation, Inc. (“HSF”), a not-for-profit charitable organization, in fiscal years 2004, 2003 and 2002, respectively. The board of directors of HSF is comprised of certain executives of our company, including our chairman of the board, president and chief executive officer, and executive vice president and chief financial officer.

26 of 41

Note 16—Segment Information

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

Electrical

The electrical segment serves the commercial, residential and industrial markets with customers including electrical contractors, industrial companies, original equipment manufacturers (“OEMs”) and commercial businesses. The products and services in our Electrical product line include wire management products, electrical distribution equipment, wire and cable, automation equipment, tools and fasteners, light bulbs, light fixtures, motor controls, energy products, wiring devices, data/communications products and storeroom/job trailer management.

27 of 41

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

All Other

The “All Other” category includes our Building Materials, Fire Protection, and Mechanical Industrial businesses. In addition, the All Other category included revenues and expenses related to bestroute, an e-commerce company for which operations were discontinued during fiscal year 2002.

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

28 of 41

The following table presents net sales and other financial information by segment for fiscal years 2004, 2003 and 2002, as reclassified for the changes discussed above (in millions):

	Water & Sewer	Plumbing/ HVAC	MRO	Utilities	Electrical	Industrial PVF	All Other	Corporate	Total
Net sales
2004	$922.4	$842.1	$158.7	$363.8	$362.8	$283.2	$320.4	$—	$3,253.4
2003	877.2	826.9	118.9	248.3	375.5	313.9	305.6	—	3,066.3
2002	833.1	855.3	110.5	144.9	430.6	330.4	332.9	—	3,037.7

Depreciation and amortization
2004	$3.2	$3.3	$1.0	$1.5	$1.0	$0.7	$1.9	$8.6	$21.2
2003	3.1	3.7	0.4	0.9	1.3	0.8	2.4	7.9	20.5
2002	6.8	6.4	0.7	0.4	2.0	2.8	4.9	7.1	31.1

Provision for doubtful accounts
2004	$1.8	$0.8	$0.4	$(0.9)	$0.8	$0.6	$1.1	$—	$4.6
2003	3.6	2.5	0.1	—	1.3	0.4	1.2	—	9.1
2002	3.1	6.3	—	—	0.7	0.3	0.3	0.4	11.1

Operating income (loss)
2004	$45.1	$8.4	$10.1	$13.7	$8.2	$23.0	$14.2	$—	$122.7
2003	40.4	14.0	8.8	10.2	8.1	31.7	8.0	—	121.2
2002	38.9	(2.8)	5.8	7.2	12.8	29.1	10.3	—	101.3

Interest and other income (expense)
2004	$2.7	$2.2	$0.2	$—	$0.6	$(0.1)	$0.7	$0.1	$6.4
2003	2.8	2.0	0.3	0.1	0.8	(0.1)	1.4	—	7.3
2002	3.2	3.1	0.2	0.1	0.7	—	1.1	0.9	9.3

Interest expense
2004	$—	$—	$—	$—	$—	$—	$0.1	$34.5	$34.6
2003	—	—	—	—	—	—	0.1	30.2	30.3
2002	—	—	—	—	—	—	—	35.9	35.9

Income (loss) before income taxes
2004	$47.8	$10.7	$10.3	$13.7	$8.8	$22.9	$14.7	$(34.4)	$94.5
2003	43.2	16.0	9.1	10.2	8.9	31.6	9.4	(30.2)	98.2
2002	42.1	(0.7)	6.0	7.4	13.5	29.1	11.2	(33.9)	74.7

Capital expenditures
2004	$2.5	$1.2	$1.8	$0.1	$0.1	$0.3	$0.3	$9.6	$15.9
2003	2.3	0.8	0.1	0.3	0.1	0.5	0.7	10.5	15.3
2002	3.2	1.7	0.6	0.2	0.3	0.7	2.8	7.4	16.9

29 of 41

The following table includes our investment in assets (accounts receivable less allowance for doubtful accounts, inventories and goodwill) and accounts payable for each segment at January 30, 2004 and January 31, 2003 (in millions):

	Fiscal Year 2004
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$161.4	$92.8	$104.7	$358.9	$78.8
Plumbing/HVAC	106.8	114.4	50.1	271.3	79.1
MRO	48.7	52.6	272.8	374.1	16.4
Utilities	30.9	46.8	59.3	137.0	22.2
Electrical	51.6	28.4	9.0	89.0	28.1
Industrial PVF	40.5	103.3	56.4	200.2	27.8
All Other	53.4	28.7	57.5	139.6	18.8
Corporate	—	—	—	—	37.1

	$493.3	$467.0	$609.8	1,570.1	$308.3

Cash and cash equivalents				8.3
Deferred income taxes				19.4
Other current assets				53.0
Property and equipment				161.8
Other assets				68.7

Total Assets				$1,881.3

	Fiscal Year 2003
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$133.8	$81.5	$86.6	$301.9	$50.5
Plumbing/HVAC	100.9	116.9	50.1	267.9	57.0
MRO	13.1	16.8	1.7	31.6	3.6
Utilities	30.6	42.1	58.8	131.5	22.9
Electrical	57.4	37.5	9.0	103.9	28.1
Industrial PVF	41.2	117.3	56.4	214.9	19.1
All Other	46.1	26.4	57.5	130.0	17.5
Corporate	—	—	—	—	31.3

	$423.1	$438.5	$320.1	$1,181.7	$230.0

Cash and cash equivalents				1.7
Deferred income taxes				19.7
Other current assets				47.1
Property and equipment				157.8
Other assets				26.9

Total Assets				$1,434.9

30 of 41

Note 17—Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited results of operations for each quarter in fiscal years 2004 and 2003 (in millions except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2004
Net sales	$782.8	$815.1	$859.5	$796.0	$3,253.4
Gross margin	175.4	184.5	193.5	180.3	733.7
Net income	11.8	18.7	17.8	9.4	57.7

Earnings per share:
Basic	$0.52	$0.82	$0.78	$0.41	$2.52
Diluted	0.51	0.80	0.76	0.39	2.46

Average shares outstanding:
Basic	22.8	22.8	22.9	23.2	22.9
Diluted	23.1	23.3	23.4	24.0	23.5

Dividends per share	$0.100	$0.100	$0.100	$0.100	$0.400

Fiscal 2003
Net sales	$790.0	$774.7	$804.0	$697.6	$3,066.3
Gross margin	181.1	180.6	188.4	159.6	709.7
Net income	12.4	18.5	19.8	7.4	58.1

Earnings per share:
Basic	$0.54	$0.80	$0.85	$0.32	$2.50
Diluted	0.52	0.78	0.84	0.31	2.45

Average shares outstanding:
Basic	23.2	23.3	23.3	23.2	23.2
Diluted	23.6	23.8	23.6	23.5	23.7

Dividends per share	$0.085	$0.085	$0.085	$0.100	$0.355

31 of 41

Report of Independent Registered Certified Public Accounting Firm

To the Shareholders and Board of Directors of Hughes Supply, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Hughes Supply, Inc. and its subsidiaries at January 30, 2004 and January 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those situations require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, effective January 26, 2002, the Company changed its method of accounting for goodwill and certain intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orlando, Florida
April 14, 2004

32 of 41

Management’s Responsibility for Financial Statements

The consolidated financial statements and related information included in this Annual Report were prepared in conformity with accounting principles generally accepted in the United States of America. Management is responsible for the integrity of the financial statements and for the related information. Management has included in the Company’s consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The responsibility of the Company’s independent accountants is to express an opinion on the fairness of the consolidated financial statements. Their opinion is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) as further described in their report.

The Audit Committee of the board of directors is composed of four non-management directors. The Committee meets periodically with financial management, internal auditors and the independent accountants to review internal accounting control, auditing and financial reporting matters.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report (the page number references for the information listed under this Item 15(a) relate to the Company’s Form 10-K for the year ended January 30, 2004 as originally filed on April 14, 2004):

(1)	Financial Statements

The consolidated financial statements of the Company and its subsidiaries are included in Item 8 on pages 35 – 65.

(2)	Financial Statement Schedules

The financial statement schedules are included on page 72. All other schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes thereto.

(3)	Exhibits Filed

A substantial number of the exhibits listed below in the index to the exhibits on page 68 – 71 are indicated as having been previously filed as exhibits to other reports under the Securities Exchange Act of 1934, as amended, or as exhibits to registration statements under the Securities Act of 1933, as amended. Such previously filed exhibits are incorporated by reference in this Form 10-K. Exhibits not incorporated by reference herein are filed with this report.

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

33 of 41

INDEX TO EXHIBITS

(Item 14(a)3 – Exhibits Required by Item 601

of Regulation S-K and Additional Exhibits)

(2)	Plan of acquisition.

2.1	Agreement and Plan of Merger dated as of November 26, 2003, among Hughes Supply, Inc., MRO Merger Corp., Century Maintenance Supply, Inc., FS Equity Partners IV, L.P., Century Airconditioning Holdings, Inc., and Dennis C. Bearden, incorporated by reference to Exhibit 2.1 Form 8-K filed on January 5, 2004 (Commission File No. 001-08772).

2.2	First Amendment to Agreement and Plan of Merger, incorporated by reference to Exhibit 2.2 to Form 8-K filed on January 5, 2004 (Commission File No. 001-08772).

(3)	Articles of incorporation and by-laws.

3.1	Restated Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 001-08772).

3.2	Amended and Restated By-Laws of Hughes Supply, Inc. (As Amended and Restated on May 20, 2003), incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended May 2, 2003 (Commission File No. 001-08772).

3.3	Form of Articles of Amendment of series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 99.3 to Form 8-A dated May 22, 1998 (Commission File No. 001-08772).

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Form of Common Stock Certificate representing shares of the Registrant’s common stock, $1.00 par value, incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

4.2	Rights Agreement dated as of May 20, 1998 between Hughes Supply, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 99.2 to Form 8-A dated May 22, 1998 (Commission File No. 001-08772).

(10)	Material contracts.

10.1	Amended and restated lease agreements with Hughes, Inc. dated April 1, 2003, incorporated by reference to Exhibit 10.1 to Form 10Q for the quarter ended May 2, 2003 (Commission File No. 001-08772):

Sub-Item	Property
(a)	521 West Central Blvd, Orlando, FL
(b)	1010 Grand Avenue, Orlando, FL
(c)	2018 Lucerne Terrace, Orlando, FL
(d)	335 N. Ingraham Avenue, Lakeland, FL
(e)	951 Pierce Street, Clearwater, FL
(f)	903 Brentwood Drive Daytona, FL
(g)	401 Angle Road, Fort Pierce, FL
(h)	576 NE 23rd Street, Gainesville, FL
(i)	2525 12th Street, Sarasota, FL
(j)	341 South Seaboard Avenue, Venice, FL
(k)	2439 7th Street SW, Winter Haven, FL

10.2	Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996 incorporated by reference to Exhibit to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

10.3	Real Estate Term Credit Agreement, dated as of May 31, 2002, by and among Hughes Supply Shared Services, Inc. as borrower, Hughes Supply, Inc. as parent, and SunTrust Bank as lender incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended May 3, 2002 (Commission File No. 001-08772).

34 of 41

10.3 (a)	First Amendment to Real Estate Term Credit Agreement, dated as of March 26, 2003, by and among Hughes Supply Shared Services, Inc. as borrower, Hughes Supply, Inc. as parent and SunTrust Bank as lender, incorporated by reference to Exhibit 10(a) to Form 10Q for quarter ended August 1, 2003 (Commission File No. 001-08772).

10.4	Hughes Supply, Inc. Amended and Restated Directors’ Stock Option Plan with amendments approved through May 21, 2002, incorporated by reference to Exhibit 10.4 to form 10-K for the fiscal year ended January 31, 2003 (Commission File No. 001-08772).

10.5	Hughes Supply, Inc. Amended Senior Executives’ Long-Term Incentive Bonus Plan, adopted January 25, 1996, incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

10.6	Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

10.7	Hughes Supply, Inc. 1997 Executive Stock Plan, Amended and Restated Plan (as amended on April 9, 2003), incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended May 2, 2003 (Commission File No. 001-08772).

10.8	Note Purchase Agreement, dated as of May 29, 1996, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

10.9	Note Purchase Agreement, dated as of May 5, 1998, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended April 30, 1998 (Commission File No. 001-08772).

10.10	Revolving Credit Agreement dated as of March 26, 2003 amount Hughes Supply, Inc. as borrower, and the Lenders from time to time party hereto and SunTrust Bank as administrative agent, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended January 31, 2003 (Commission File No. 001-08772).

10.10 (a)	Lender Joinder Agreement dated May 22, 2003 executed by BNP PARIBAS in favor of Hughes Supply, Inc., the borrower, and SunTrust Bank, as administrative agent, for the lenders from time to time party to the revolving credit agreement dated as of March 26, 2003, among the borrowers, lenders and administrative agent, incorporated by reference to Exhibit 10.10 (a) to Form 10-Q for the quarter ended May 2, 2003 (Commission File No. 001-08772).

10.10 (b)	Lender Joinder agreement dated May 22, 2003 executed by CommerceBank N.A. in favor of Hughes Supply, Inc., the borrower, and SunTrust Bank, as administrative agent, for the lenders from time to time party to the revolving credit agreement dated as of March 26, 2003, among the borrowers, lenders and administrative agent, incorporated by reference to Exhibit 10.10 (b) to Form 10-Q for the quarter ended May 2, 2003 (Commission File No. 001-08772).

10.11	Loan and Aircraft Security Agreement dated as of November 12, 2002 between Juno Industries, Inc. (d/b/a Hughes Aviation), customer, and SunTrust Leasing Corporation, lender, CESSNA 560 XL M/S No. 560-5119, FAA Registration Mark N357 WC incorporated by reference to Exhibit 10.11 to form 10-K for the fiscal year ended January 31, 2003 (Commission File No. 001-08772).

10.12	Note Purchase Agreement, dated as of December 21, 2000 and amended January 19, 2001, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended January 26, 2001 (Commission File No. 001-08772).

10.15	Master Lease Agreement, dated as of June 22, 2001 between Atlantic Financial Group, Ltd, as Lessor and Hughes Supply, Inc. and Certain Subsidiaries of Hughes Supply, Inc., as Lessees – Operating Lease incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

35 of 41

10.15 (a)	Loan Agreement, dated as of June 22, 2001 among Atlantic Financial Group, Ltd, as Lessor and Borrower, the financial institutions party hereto as Lenders and SunTrust Bank, as Agent – Operating Lease incorporated by reference to Exhibit 10.15 (a) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

10.15 (b)	Construction Agency Agreement, dated as of June 22, 2001 among Atlantic Financial Group, Ltd, and Hughes Supply, Inc. as Construction Agent – Operating Lease incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

10.15 (c)	Guaranty Agreement from Hughes Supply, Inc., dated as of June 22, 2001 – Operating Lease incorporated by reference to Exhibit 10.15 (c) to Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 001-08772).

10.15 (d)	Appendix A to the Operative Documents, Definitions and Interpretation – Operating Lease incorporated by reference to Exhibit 10.15 (d) to Form 10-Q for The quarter ended October 31, 2001 (Commission File No. 001-08772).

10.15 (e)	First Amendment to Master Agreement incorporated by reference to Exhibit 10.15 (e) to form 10-K for the fiscal year ended January 31, 2003 (Commission File No. 001-08772).

10.16 (a)	Amendment to Uncommitted Guidance and Swing Line Demand Promissory Note dated July 26, 2002 by the Company and SunTrust Bank, Inc. incorporated by reference to Exhibit 10.16 (a) to Form 10-Q for the quarter ended August 2, 2002 (Commission File No. 001-08772).

10.17	Senior Term Loan Agreement dated as of December 19, 2003, among Hughes Supply, Inc., Lehman Commercial Paper, Inc. SunTrust Bank, and each of the several other banks and financial institutions from time to time party thereto, Lehman Brothers, Inc. and SunTrust Robinson Humphrey, as exclusive joint advisors, joint book managers and joint lead arrangers and SunTrust Bank, as administrative agent, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2004 (Commission File No. 001-08772).

10.18	First Amendment to Revolving Credit Agreement dated as of December 19, 2003, among Hughes Supply, Inc., the several banks and other financial institutions from time to time party thereto, and SunTrust Bank as administrative agent, incorporated by reference to Exhibit 10.2 to Form 8-K filed January 5, 2004 (Commission File No. 001-08772).

10.19	Lease agreements with SJ Limited Partnership, incorporated by reference to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772):

Sub-Item	Property
(a)	7311 Galveston Road, #800, Houston, TX
(b)	7311 Galveston Road, #510, Houston, TX

10.20	Lease agreement with SJ Partnership for 7311 Gavleston Road, #710, Houston, TX, incorporated by reference to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772).

10.21	Lease agreement with Stanwood Limited Partnership for 2751 Miller Road, Decatur, GA, incorporated by reference to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772).

10.22	Lease agreement with SWS-GA Realty, Inc. and Stanwood Interests Limited Partnership for 2331 Varkel Way, Lithonia, GA, incorporated by reference to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772).

10.23	Lease agreements with SWS-TX Realty, Inc., incorporated by reference to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772):

Sub-Item	Property
(a)	8511 Monroe Boulevard, Houston, TX
(b)	8505 Monroe Boulevard, Houston, TX

36 of 41

10.24	Lease agreements with JEM-Realty, Inc. and Stanwood Interests Limited Partnership, incorporated by reference to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772):

Sub-Item	Property
(a)	629 Pressley Road, Charlotte, NC
(b)	11835 West Fairmont Parkway, LaPorte, TX
(c)	Tract 26 South Houston Gardens, No. 6, Harris County, TX

(21)	Subsidiaries of the Registrant, incorporated by reference to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772).
(23)	Consent of PricewaterhouseCoopers LLP.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer.
(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer.

37 of 41

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 30, 2004, January 31, 2003 and January 25, 2002

(in millions)

Description	Balance at Beginning of Period	Additions Charged to Income		Deductions		Balance at End of Period
2004
Allowance for doubtful accounts	$8.5	$8.1	(a)	$(10.1	)(b)	$6.5
Inventory reserves	6.0	7.8	(c)	(9.3	)(d)	4.5
Deferred income taxes	0.2	0.4		—		0.6

2003
Allowance for doubtful accounts	$8.4	$10.8	(a)	$(10.7	)(b)	$8.5
Inventory reserves	9.8	0.9	(c)	(4.7	)(d)	6.0
Deferred income taxes	0.1	0.1		—		0.2

2002
Allowance for doubtful accounts	$6.1	$13.4	(a)	$(11.1	)(b)	$8.4
Inventory reserves	10.4	8.0	(c)	(8.6	)(d)	9.8
Deferred income taxes	0.7	—		(0.6)		0.1

(a)	Represents gross bad debt expense, excluding recoveries of bad debts, which totaled $3.5 million, $1.7 million and $2.3 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.
(b)	Represents write-offs of uncollectible receivable amounts.
(c)	Represents amounts charged for provision for inventory loss, including book to physical inventory adjustments and estimated dead stock write-offs.
(d)	Deductions represent the net difference between the original inventory provisions recorded and actual book to physical adjustments, dead stock write-offs, and reductions in calculated reserve requirements.

38 of 41

Report of Independent Registered Certified Public Accounting Firm on Financial Statement Schedule

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

39 of 41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SUPPLY, INC.

September 14, 2004	By:	/s/ Thomas I. Morgan
Thomas I. Morgan
President and Chief Executive Officer

September 14, 2004	By:	/s/ David Bearman
David Bearman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

40 of 41

INDEX OF EXHIBITS FILED WITH THIS REPORT

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

41 of 41