Form 10-Q
period 2004-10-29
HUGHES SUPPLY INC
filed 2004-12-08
CIK 49029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of December 3, 2004
$1 Par Value	66,114,816

HUGHES SUPPLY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HUGHES SUPPLY, INC.

Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net Sales	$1,167.5	$859.5	$3,303.4	$2,457.4
Cost of Sales	893.6	666.0	2,517.3	1,904.0

Gross Margin	273.9	193.5	786.1	553.4

Operating Expenses:
Selling, general and administrative	206.0	154.0	584.4	441.3
Depreciation and amortization	6.6	5.5	19.3	15.6

Total operating expenses	212.6	159.5	603.7	456.9

Operating Income	61.3	34.0	182.4	96.5

Non-Operating (Expense) Income:
Interest expense	(7.8)	(7.3)	(21.6)	(22.4)
Interest and other income	1.9	1.4	5.2	4.8

	(5.9)	(5.9)	(16.4)	(17.6)

Income Before Income Taxes	55.4	28.1	166.0	78.9
Income Taxes	21.6	10.3	63.0	30.6

Net Income	$33.8	$17.8	$103.0	$48.3

Earnings Per Share:
Basic	$0.55	$0.39	$1.71	$1.06

Diluted	$0.54	$0.38	$1.65	$1.04

Weighted-Average Shares Outstanding:
Basic	61.1	45.8	60.3	45.7

Diluted	63.0	46.9	62.2	46.6

Dividends Declared Per Share	$0.065	$0.050	$0.195	$0.150

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Balance Sheets (unaudited)

(in millions, except share and per share data)

	October 29, 2004	January 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$269.6	$8.3
Accounts receivable, less allowance for doubtful accounts of $10.8 and $6.5	670.2	493.3
Inventories	575.2	467.0
Deferred income taxes	29.0	19.4
Other current assets	73.9	53.0

Total current assets	1,617.9	1,041.0

Property and equipment, net	112.3	161.8
Goodwill	652.8	609.8
Other assets	104.2	68.7

Total assets	$2,487.2	$1,881.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$45.1	$44.6
Accounts payable	443.1	308.3
Accrued compensation and benefits	44.4	39.3
Other current liabilities	104.2	45.2

Total current liabilities	636.8	437.4

Long-term debt	534.3	368.7
Deferred income taxes	64.6	55.4
Other noncurrent liabilities	18.5	7.8

Total liabilities	1,254.2	869.3

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	–	–
Common stock, par value $1 per share; 100,000,000 shares authorized; 66,049,414 and 61,591,154 shares issued	66.0	61.6
Capital in excess of par value	626.3	502.5
Retained earnings	557.0	465.1
Treasury stock, zero and 433,904 shares, at cost	–	(5.5)
Accumulated other comprehensive income, net of tax	2.0	–
Unearned compensation related to outstanding restricted stock	(18.3)	(11.7)

Total shareholders’ equity	1,233.0	1,012.0

Total liabilities and shareholders’ equity	$2,487.2	$1,881.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended
	October 29, 2004	October 31, 2003
Cash Flows from Operating Activities:
Net income	$103.0	$48.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.3	15.6
Provision for doubtful accounts	8.1	5.6
Amortization of restricted stock	3.6	2.1
Deferred income taxes, net	0.8	5.0
Other	1.5	0.1

Changes in assets and liabilities:
Accounts receivable	(135.2)	(65.7)
Inventories	(74.9)	14.7
Other current assets	(15.7)	(3.7)
Other assets	(3.1)	(1.9)
Accounts payable	120.8	81.9
Accrued compensation and benefits	(0.3)	(9.9)
Other current liabilities	48.1	14.7
Other noncurrent liabilities	(2.1)	0.8

Net cash provided by operating activities	73.9	107.6

Cash Flows from Investing Activities:
Capital expenditures	(17.5)	(12.4)
Proceeds from sale of property and equipment	38.8	1.5
Business acquisitions, net of cash acquired	(101.4)	(17.8)
Net investment in corporate owned life insurance	(11.4)	–

Net cash used in investing activities	(91.5)	(28.7)

Cash Flows from Financing Activities:
Net payments under short-term debt arrangements	(100.0)	(34.3)
Principal payments on other debt	(10.7)	(16.2)
Proceeds from issuance of long-term debt, net	295.7	–
Proceeds from issuance of common stock, net	114.8	–
Change in book overdrafts	(19.3)	(15.5)
Dividends paid	(11.1)	(7.1)
Purchase of treasury shares	–	(6.0)
Proceeds from cash flow hedge—treasury lock	3.4	–
Other	6.1	0.5

Net cash provided by (used in) financing activities	278.9	(78.6)

Net Increase in Cash and Cash Equivalents	261.3	0.3
Cash and Cash Equivalents, Beginning of Period	8.3	1.7

Cash and Cash Equivalents, End of Period	$269.6	$2.0

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.    Basis of Presentation

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended October 29, 2004 and October 31, 2003, our financial position as of October 29, 2004, and cash flows for the nine months ended October 29, 2004 and October 31, 2003. The results of operations for the three and nine months ended October 29, 2004 are not necessarily indicative of the trends or results that may be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 30, 2004, as filed with the Securities and Exchange Commission (“SEC”).

Business

Founded in 1928, we are one of the nation’s largest diversified wholesale distributors of construction, repair and maintenance-related products in the United States. We distribute over 350,000 products to more than 100,000 customers through over 500 branches located in 40 states. Our principal customers include water and sewer, plumbing, electrical, and mechanical contractors; property management companies; municipalities; public utilities; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

Fiscal Year

Our fiscal year was previously a 52 or 53-week period ending on the last Friday in January. Beginning in fiscal year 2005 and thereafter, our fiscal year will be a 52-week period ending on January 31. The change in our fiscal year ending date was made to simplify reporting and to allow for better comparability between reporting periods. Fiscal year 2004 was a 52-week period. The three and nine months ended October 29, 2004 and October 31, 2003 each contained 13 and 39 weeks, respectively.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no net impact on previously reported consolidated results of operations.

Stock Split

On August 24, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on September 22, 2004 to shareholders of record as of the close of business on September 15, 2004. All shares and per share amounts set forth in this report have been adjusted for the two-for-one stock split.

Note 2.    Stock-Based Compensation

We account for our stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’

vesting periods with the impact of forfeitures recognized as they occur. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net income as reported	$33.8	$17.8	$103.0	$48.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1.4	0.8	3.6	2.1
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.9)	(1.7)	(6.0)	(4.6)

Pro forma net income	$33.3	$16.9	$100.6	$45.8

Earnings per share:
Basic—as reported	$0.55	$0.39	$1.71	$1.06

Basic—pro forma	$0.54	$0.37	$1.67	$1.00

Diluted—as reported	$0.54	$0.38	$1.65	$1.04

Diluted—pro forma	$0.53	$0.36	$1.62	$0.98

The estimated fair values of stock options granted during the three and nine months ended October 29, 2004 and October 31, 2003, respectively were derived using the Black-Scholes option-pricing model. The following table includes the assumptions used in estimating fair values and the resulting weighted-average fair value of the stock options granted in the periods presented:

	Stock Options Granted During the
	Three Months Ended		Nine Months Ended
Assumption	October 29, 2004 (1)	October 31, 2003	October 29, 2004	October 31, 2003
Risk-free interest rate	–	3.8%	3.0%	3.8%
Average expected life of stock options (in years)	–	8	5	8
Expected volatility of common stock	–	40.9%	43.2%	40.9%
Expected annual dividend yield on common stock	–	1.3%	1.0%	1.3%
Weighted-average fair value of stock options granted	$–	$7.82	$9.65	$7.74

(1)	There were no stock options granted during the three months ended October 29, 2004.

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

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under FAS 123 and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related costs in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in the fourth quarter of calendar year 2004. The standard, if issued in its current form, would be applicable for interim or annual periods beginning after June 15, 2005. We are currently evaluating the impact of the proposed change in accounting but will not know the ultimate impact until the final rules are issued.

Note 3.    Segment Information

We manage our business on a product line basis and report the results of our operations in six operating segments and an Other category. The six operating segments are Water & Sewer; Plumbing/Heating, Ventilating and Air Conditioning (“HVAC”); Maintenance, Repair and Operations (“MRO”); Utilities; Electrical; and Industrial Pipe, Valves, and Fittings (“PVF”). We include our Building Materials, Fire Protection and Mechanical product lines in the Other category.

The Corporate category includes corporate level expenses not allocated to our operating segments or the Other category. Inter-segment sales are excluded from net sales presented for each segment and the Other category. Operating income for each segment and the Other category includes certain corporate expense allocations for employee benefits, corporate overhead expenses, data processing expenses and insurance. These allocations are based on consumption or at a standard rate determined by management.

The following tables present net sales, operating income, and depreciation and amortization by operating segment and for the Other and Corporate categories for the three and nine months ended October 29, 2004 and October 31, 2003, respectively (in millions):

	Net Sales		Operating Income		Depreciation and Amortization
	Three Months Ended		Three Months Ended		Three Months Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Water & Sewer	$327.8	$254.6	$16.6	$13.8	$1.0	$1.0
Plumbing/HVAC	284.5	218.5	4.9	3.9	1.3	0.8
MRO	116.3	34.5	9.0	2.3	1.1	0.1
Utilities	118.0	99.1	6.0	3.3	0.3	0.3
Electrical	111.1	94.0	2.0	1.4	0.1	0.2
Industrial PVF	96.7	73.2	15.1	5.3	0.1	0.1
Other	113.1	85.6	7.7	4.0	0.4	0.7
Corporate	–	–	–	–	2.3	2.3

Total	$1,167.5	$859.5	$61.3	$34.0	$6.6	$5.5

	Net Sales		Operating Income		Depreciation and Amortization
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Water & Sewer	$922.7	$706.1	$45.9	$36.1	$2.7	$2.4
Plumbing/HVAC	785.5	643.2	18.5	11.1	3.4	2.4
MRO	349.5	101.3	28.6	6.5	3.4	0.3
Utilities	326.8	279.5	13.5	10.8	0.9	1.1
Electrical	321.4	274.4	8.3	4.9	0.5	0.7
Industrial PVF	265.0	213.7	39.0	17.2	0.5	0.5
Other	332.5	239.2	28.6	9.9	1.0	1.7
Corporate	–	–	–	–	6.9	6.5

Total	$3,303.4	$2,457.4	$182.4	$96.5	$19.3	$15.6

The following tables include our investment in assets (accounts receivable less allowance for doubtful accounts, inventories and goodwill) and accounts payable for each operating segment and for the Other and Corporate categories as of October 29, 2004 and January 30, 2004 (in millions):

	As of October 29, 2004
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$232.3	$123.1	$112.5	$467.9	$124.8
Plumbing/HVAC	149.9	146.4	85.7	382.0	120.0
MRO	56.4	47.8	272.4	376.6	22.8
Utilities	43.1	57.3	59.3	159.7	51.3
Electrical	70.1	30.5	9.0	109.6	41.5
Industrial PVF	47.4	127.4	56.4	231.2	37.6
Other	71.0	42.7	57.5	171.2	33.0
Corporate	–	–	–	–	12.1

Total	$670.2	$575.2	$652.8	1,898.2	$443.1

Cash and cash equivalents				269.6
Deferred income taxes				29.0
Other current assets				73.9
Property and equipment, net				112.3
Other assets				104.2

Total Assets				$2,487.2

	As of January 30, 2004
	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$161.4	$92.8	$104.7	$358.9	$78.8
Plumbing/HVAC	106.8	114.4	50.1	271.3	79.1
MRO	48.7	52.6	272.8	374.1	16.4
Utilities	30.9	46.8	59.3	137.0	22.2
Electrical	51.6	28.4	9.0	89.0	28.1
Industrial PVF	40.5	103.3	56.4	200.2	27.8
Other	53.4	28.7	57.5	139.6	18.8
Corporate	–	–	–	–	37.1

Total	$493.3	$467.0	$609.8	1,570.1	$308.3

Cash and cash equivalents				8.3
Deferred income taxes				19.4
Other current assets				53.0
Property and equipment, net				161.8
Other assets				68.7

Total Assets				$1,881.3

Note 4.    Business Combinations

On May 28, 2004, we acquired Todd Pipe & Supply (“Todd Pipe”), one of the largest independent wholesale plumbing suppliers in Southern California and Las Vegas, Nevada. The purchase price consisted of $77.7 million of cash paid for Todd Pipe’s net assets, including the assumption of accounts payable, accrued and other liabilities, which collectively totaled $39.7 million, subject to finalization of working capital adjustments in accordance with the purchase agreement. The results of Todd Pipe’s operations have been included in our consolidated statements of income since May 28, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with FAS 141, Business Combinations (“FAS 141”). Goodwill, none of which is deductible for tax purposes, and other intangible assets recorded in connection with the transaction totaled $35.6 million and $11.3 million, respectively. Included within the goodwill balance as of October 29, 2004 were approximately $0.5 million of working capital adjustments recorded during the third quarter of fiscal year 2005. The goodwill and intangible assets were assigned entirely to our Plumbing/HVAC segment. The intangible assets are subject to amortization and consist primarily of corporate customer relationships, employment agreements and non-compete agreements that are amortized on a straight-line basis over a weighted-average useful life of 9.1 years. Pro forma results of operations for this acquisition have not been presented because the results of operations of Todd Pipe are not material to our consolidated results of operations.

On May 3, 2004, we acquired Standard Wholesale Supply Company (“Standard”), a distributor of waterworks, electrical and plumbing products primarily serving residential and infrastructure water and sewer contractors and customers in Las Vegas, Nevada. The purchase price consisted of $25.4 million of cash for Standard’s net assets, net of $2.3 million of cash acquired and including the assumption of accounts payable, accrued and other liabilities, which collectively totaled $12.6 million, subject to finalization of working capital adjustments in accordance with the purchase agreement. Approximately $23.7 million of the total purchase price has been paid through October 29, 2004. The results of Standard’s operations have been included in our consolidated statements of income since May 3, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with FAS 141. Goodwill and other intangible assets recorded in connection with the transaction totaled $7.8 million and $5.7 million, respectively, with approximately $4.1 million of the recorded goodwill deductible for tax purposes. Included within the goodwill balance as of October 29, 2004 were approximately $2.0 million of working capital adjustments recorded during the third quarter of fiscal year 2005, which resulted in a $1.7 million increase in the purchase price disclosed in the second quarter of fiscal year 2005. The goodwill and intangible assets were assigned entirely to our Water & Sewer segment. The intangible assets are subject to amortization and consist primarily of shareholder relationships, corporate customer relationships, non-compete agreements, and consulting and employment agreements that are amortized on a straight-line basis over a weighted-average useful life of 10 years. Pro forma results of operations for this acquisition have not been presented because the results of operations of Standard are not material to our consolidated results of operations.

As more fully disclosed in Note 2 to the consolidated financial statements in our fiscal year 2004 Annual Report, on December 19, 2003, we acquired Century Maintenance Supply, Inc. (“Century”), a leading supplier of maintenance, repair and operations products serving the multi-family apartment market throughout the United States. The results of Century’s operations have been included in our consolidated statements of income since December 19, 2003. Unaudited operating results of operations for the three and nine months ended October 29, 2004 compared to the pro forma operating results of operations for the three and nine months ended October 31, 2003, assuming the acquisition of Century had been completed as of the beginning of fiscal year 2004, are as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
		(Pro forma)		(Pro forma)
Net sales	$1,167.5	$945.8	$3,303.4	$2,703.6
Operating income	61.3	44.0	182.4	123.5
Net income	33.8	21.5	103.0	56.9

Earnings per share:
Basic	$0.55	$0.47	$1.71	$1.25
Diluted	$0.54	$0.46	$1.65	$1.22

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented or the results which may occur in the future.

Note 5.    Goodwill and Intangible Assets

A summary of the changes in the carrying amount of goodwill by operating segment and the Other category for the nine months ended October 29, 2004 was as follows (in millions):

	Goodwill as of January 30, 2004	Goodwill Acquired	Finalization of Purchase Accounting	Goodwill as of October 29, 2004
Water & Sewer	$104.7	$5.8	$2.0	$112.5
Plumbing/HVAC	50.1	35.1	0.5	85.7
MRO	272.8	–	(0.4)	272.4
Utilities	59.3	–	–	59.3
Electrical	9.0	–	–	9.0
Industrial PVF	56.4	–	–	56.4
Other	57.5	–	–	57.5

Total	$609.8	$40.9	$2.1	$652.8

As of October 29, 2004 and January 30, 2004, our intangible assets were classified as follows (in millions):

	October 29, 2004			January 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets:
Acquired customer contracts	$37.1	$(3.6)	$33.5	$37.1	$(1.4)	$35.7
Corporate customer relationships	11.1	(0.5)	10.6	–	–	–
Non-compete/employment agreements	4.8	(1.2)	3.6	3.1	(0.3)	2.8
Shareholder relationships	4.2	(0.2)	4.0	–	–	–

Total	57.2	(5.5)	51.7	40.2	(1.7)	38.5

Unamortized intangible assets:
Private label tradenames	5.9	–	5.9	5.9	–	5.9

Total	$63.1	$(5.5)	$57.6	$46.1	$(1.7)	$44.4

Amortization expense for the amortized intangible assets for the three months ended October 29, 2004 and October 31, 2003 totaled $1.3 million and $0.2 million, respectively. Amortization expense for amortized intangible assets for the nine months ended October 29, 2004 and October 31, 2003 totaled $3.8 million and $0.5 million, respectively.

Amortization expense for the amortized intangible assets above is expected to be approximately $5.3 million, $6.0 million, $5.2 million, $5.0 million and $4.7 million for the fiscal years ending January 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 6.    Branch Closures and Consolidation Activities

As more fully disclosed in Note 5 to the consolidated financial statements in our fiscal year 2004 Annual Report, we approved plans to relocate our corporate offices and to close and consolidate certain branches that did not strategically fit into our core businesses and/or did not perform to our expectations. Additionally, during the third quarter of fiscal year 2005, we recorded provisions of approximately $0.8 million and $0.4 million within the selling, general and administrative expense caption in our consolidated statements of income related to the closure of our Electrical distribution center in Orlando and the closure of five branches in the MRO segment resulting from the integration of the Century acquisition, respectively. The liability balance, included in other current liabilities, related to these activities as of October 29, 2004 and January 30, 2004 was as follows (in millions):

	October 29, 2004	January 30, 2004
Beginning balance	$4.1	$1.2

Provision	1.2	4.4
Lease payments	(2.1)	(1.4)
Other	(0.1)	(0.1)

Ending balance	$3.1	$4.1

In addition to the above activity, during the third quarter of fiscal year 2005, we sold a business within the MRO segment for $2.6 million, which resulted in a gain of approximately $0.1 million. This business was sold because it was not a core operation within the MRO segment, and the related sale was not reported as a discontinued operation because its operations were not significant to either the MRO segment or our consolidated results of operations.

Note 7.    Long-Term Debt

Long-term debt as of October 29, 2004 and January 30, 2004 consisted of the following (in millions):

	October 29, 2004	January 30, 2004
8.27% senior notes, due 2005	$11.2	$11.2
8.42% senior notes, due 2007	82.4	82.4
7.96% senior notes, due 2011	65.3	70.0
7.14% senior notes, due 2012	30.5	32.4
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	42.9	45.2
5.50% senior notes, due 2014	300.0	–
Unsecured bank notes under $500.0 million revolving credit agreement, payable June 14, 2009	–	100.0
Other notes payable with varying interest rates of 2.1% to 7.6% at October 29, 2004, with due dates from 2004 to 2010	8.7	32.1

Total debt	581.0	413.3
Less discount on debt issuance	(1.6)	–

Total debt less discount	579.4	413.3
Less current portion	(45.1)	(44.6)

Total long-term debt	$534.3	$368.7

On October 12, 2004, we issued $300.0 million in original principal amount of 5.50% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet net of the discount of $1.6 million. Total net proceeds from the sale of the notes were $295.7 million, including the $1.6 million discount and approximately $2.7 million of debt issuance costs, with $203.5 million of the proceeds used for the repayment of amounts outstanding under our $500.0 million revolving credit agreement and the remainder to be used for the acquisition of businesses, payment of scheduled principal amortization and interest on our senior notes due 2005 through 2013, capital expenditures, working capital needs, and other general corporate purposes. The discount and debt issuance costs are being amortized to interest expense over the ten-year term of the notes under the straight-line method, which was deemed to be materially consistent with the effective interest method. Interest on the notes is payable on April 15 and October 15 of each year, beginning on April 15, 2005. During the three and nine months ended October 29, 2004, we recognized approximately $0.8 million of interest expense associated with the notes.

The notes are unconditionally guaranteed, on a joint and several senior unsecured basis, by substantially all of our subsidiaries. The notes contain certain covenants on our ability to incur secured debt and our ability to enter into certain sale and leaseback transactions. We may redeem all or part of the notes at any time at a “make-whole” redemption price, together with accrued and unpaid interest on such notes to the redemption date, subject to certain conditions. Additionally, we have agreed to file an exchange offer registration statement with the SEC within 210 days after the issuance of the notes to allow the notes to be exchanged for a new issue of substantially identical notes registered under the Securities Act. If we fail to satisfy this obligation within the specified time periods, we will be required to pay a special interest premium to the holders of the notes.

On June 14, 2004, we replaced our existing $290.0 million revolving credit agreement, which was scheduled to mature on March 26, 2007, with a new $500.0 million revolving credit agreement (the “revolving credit agreement”), subject to borrowing limitations, which matures on June 14, 2009. As a result of this transaction, we recognized a pre-tax charge of $0.8 million in the second quarter of fiscal year 2005 classified as interest expense for the write-off of unamortized loan origination costs associated with our previous credit agreement. The revolving credit agreement is unsecured and contains financial and other covenants, including limitations on dividends and treasury stock purchases and maintenance of certain financial ratios. The revolving credit agreement can be expanded, in certain circumstances, by up to $150 million. Interest on amounts outstanding under the revolving credit agreement is payable at market rates plus applicable margins. Commitment fees of 0.20% are currently paid on the revolving credit agreement.

On March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida, excluding certain furniture and fixtures and other office equipment relating to the property, to a subsidiary of Wachovia Development Corporation (“WDC”) for $23.0 million and leased the property back for a period of 20 years. The proceeds from the sale approximated the net book value of the property sold and were paid by WDC to SunTrust Bank (“SunTrust”) for application against amounts outstanding under a separate real estate term credit agreement (the “credit agreement”) we had previously executed on June 5, 2002 with SunTrust. We repaid the remaining amounts outstanding under the credit agreement with SunTrust in the first quarter of fiscal year 2005. The total amount of debt extinguished in the first quarter of fiscal year 2005 under the credit agreement with SunTrust totaled approximately $24.4 million. See Note 12 for further information regarding our lease with WDC.

As of October 29, 2004, we were in compliance with all financial and non-financial covenants under our revolving credit agreement and notes.

Note 8.    Derivative Instrument and Hedging Activities

On September 27, 2004, we entered into a 10-year treasury rate lock contract (“treasury lock”) with a financial institution at the then current market rate of 4.019% to hedge the risk that the Treasury rate (benchmark interest rate) component of the fixed coupon payments relating to a $278.0 million notional principal amount of a then-forecasted issuance of $300.0 million of notes (see Note 7) may be adversely affected by interest rate fluctuations. The treasury lock was designated as a cash flow hedge of the fluctuations in the Treasury rate component of the then forecasted fixed coupon payments due to changes in the benchmark interest rate, with the changes in the value of the treasury lock expected to completely offset the changes in the value of the Treasury rate component of the fixed coupon payments. The treasury lock was settled on October 5, 2004, the date the $300.0 million of notes were priced, with the entire gain received upon settlement of $3.4 million being recognized in other comprehensive income, a component of shareholders’ equity, subject to $1.4 million of tax. The gain on the treasury lock is being amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are being recognized in earnings. Approximately $0.3 million of the gain will be recognized in earnings as an adjustment to interest expense during the next twelve months.

Note 9.    Comprehensive Income

Total comprehensive income, net of tax, was as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Net income	$33.8	$17.8	$103.0	$48.3
Other comprehensive income:
Net change in cash flow hedge—treasury lock (Note 8)	2.0	–	2.0	–

Total comprehensive income, net of tax	$35.8	$17.8	$105.0	$48.3

Accumulated other comprehensive income, net of tax, totaled $2.0 million as of October 29, 2004, consisting exclusively of the net unrealized gain associated with the settlement of our treasury lock on October 5, 2005 (see Note 8). The gross proceeds received from the settlement of our treasury lock totaled $3.4 million. There was no accumulated other comprehensive income as of January 30, 2004.

Note 10.    Capital Stock

On October 12, 2004, we completed the sale of 4.0 million shares of common stock at a price of $30 per share in a public offering that generated net proceeds of $114.8 million, net of $4.8 million of underwriting discounts and commissions and $0.4 million of other expenses associated with the offering. The net proceeds from the common stock offering were primarily used to fund the acquisition of Southwest Power, Inc. and Western States Electric, Inc. and their subsidiary entities (collectively referred to as “SWP/WSE”) from a common private ownership group. The acquisition was completed on November 1, 2004 for a cash purchase price of $110.7 million, net of approximately $12.8 million in anticipated tax benefits associated with a tax election under section 338(h)(10) of the Internal Revenue Code. The purchase price is subject to the finalization of working capital adjustments in accordance with the purchase agreement.

Treasury Stock

On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 3.7 million shares at an average price of $11.45 per share. Shares repurchased during the first nine months of fiscal year 2004 totaled $6.0 million. There were no shares repurchased during the first nine months of fiscal year 2005.

Treasury stock of 0.4 million and 0.2 million shares were issued under stock plans during the first nine months of fiscal years 2005 and 2004, respectively.

Note 11.    Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share reflects the additional dilutive effect of our potential common shares, which include certain employee and director stock options and unvested shares of restricted stock. The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003
Basic weighted-average shares outstanding	61.1	45.8	60.3	45.7
Incremental shares resulting from:
Stock options	0.9	0.4	0.9	0.2
Restricted stock	1.0	0.7	1.0	0.7

Diluted weighted-average shares outstanding	63.0	46.9	62.2	46.6

Excluded from the above computations of diluted weighted-average shares outstanding for the three and nine months ended October 29, 2004 were 52,000 unvested shares of restricted stock at an average grant price of $30.88 per share because their effect would have been anti-dilutive. All stock options outstanding as of October 29, 2004 were dilutive and, therefore, included in the computation of diluted weighted-average shares outstanding for the three and nine months ended October 29, 2004. Excluded from the above computations of diluted weighted-average shares outstanding for the three and nine months ended October 31, 2003 were 0.3 million and 1.6 million outstanding stock options at an average price of $18.86 and $16.97 per share, respectively, because their effect would have been anti-dilutive. There were no unvested shares of restricted stock that were considered to have an anti-dilutive effect during the three and nine months ended October 31, 2003.

Note 12.  Commitments and Contingencies

Lease Commitments

On April 30, 2004, we completed a sale-leaseback transaction for a portfolio of properties associated with 18 different branches. The properties were sold at a price of $32.7 million and leased back pursuant to 15-year minimum term operating leases. A loss of approximately $1.3 million resulting from the sale was recognized during the first quarter of fiscal year 2005 for the branches that were sold at a price less than their net book value. A gain of approximately $9.1 million resulting from the sale was deferred and will be amortized over the minimum term of the leases for branches that were sold at a price greater than their net book value. We do not have an option to purchase the leased facilities at the end of the minimum lease terms and have not issued any residual guarantees of the value of the leased facilities. The leases are accounted for as operating leases with future minimum annual lease payments totaling $1.9 million during fiscal year 2005, $2.6 million per year during fiscal years 2006 through 2008, $2.7 million during fiscal year 2009 and $28.8 million thereafter.

As discussed in Note 7, on March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida to a subsidiary of WDC for $23.0 million and leased the property back for a period of 20 years. The lease expires on March 16, 2024, with five 5-year extensions exercisable at fair market value and at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee on the value of the leased facility. The lease is accounted for as an operating lease with future minimum annual lease payments totaling $1.2 million during fiscal year 2005, $1.4 million per year during fiscal years 2006 through 2009 and $25.6 million thereafter.

Legal Matters

We are involved in various legal proceedings arising in the normal course of our business. In our opinion, none of the proceedings that have not been disclosed or recognized in our consolidated financial statements are material in relation to our consolidated results of operations, cash flows or financial position.

Note 13.    Supplemental Cash Flows Information

Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows (in millions):

	Nine Months Ended
	October 29, 2004	October 31, 2003
Income taxes paid, net	$33.5	$12.7
Income tax benefit of stock options exercised	2.5	0.3
Interest paid	14.3	15.7
Assets acquired with debt	1.5	18.9
Debt relieved with sale-leaseback proceeds (Note 12)	23.0	–

During the first nine months of fiscal years 2005 and 2004, we awarded an aggregate of 338,400 and 42,000 restricted shares, respectively, of our common stock to certain key employees in accordance with our 1997 Executive Stock Plan. The market value of the restricted shares awarded during the first nine months of fiscal year 2005 totaled $10.3 million at the date of the grant and was recorded as unearned compensation, a component of shareholders’ equity. This amount is being charged ratably to expense over the vesting period, which generally approximates five years.

On October 25, 2004, our Board of Directors declared a quarterly cash dividend of $0.065 per share that was payable on November 15, 2004 to shareholders of record at the close of business on November 1, 2004. Dividends declared but not paid totaled $4.3 million and $2.4 million at October 29, 2004 and October 31, 2003, respectively.

On June 30, 2004, we made an $11.4 million investment in our corporate owned life insurance (“COLI”) policies to partially fund enhancements made in the first quarter of fiscal year 2005 to our supplemental executive retirement plan (“SERP”), which provides supplemental benefits for certain key executive officers. While the SERP obligation is not funded by our general assets and thus the value of our COLI policies is not restricted to funding the SERP obligation, the interest income generated by our COLI policies will help offset the additional net periodic benefit costs associated with our SERP, as amended in the first quarter of fiscal year 2005. The net periodic benefit cost associated with our SERP is included in selling, general and administrative expenses, while interest income associated with our COLI policies is recognized within interest and other income in our consolidated statements of income.

As discussed in Note 4, we acquired the net assets of Todd Pipe and Standard on May 28, 2004 and May 3, 2004, respectively. Additionally, on August 4, 2003, we acquired substantially all of the net assets of Marden Susco, LLC. There was no stock consideration issued in connection with these acquisitions. The net assets acquired and liabilities assumed for these acquisitions recorded using the purchase method of accounting during the first nine months of fiscal years 2005 and 2004 are summarized below (in millions).

	Nine Months Ended
	October 29, 2004	October 31, 2003
Accounts receivable	$49.8	$13.9
Inventories	33.3	6.5
Property and equipment	5.1	0.4
Goodwill	43.4	16.4
Intangible assets	17.0	1.0
Deferred income taxes	1.2	–
Other assets	3.9	0.3

Assets acquired	153.7	38.5

Accounts payable and accrued liabilities	(38.7)	(11.5)
Other liabilities	(13.6)	(2.5)
Long-term debt	–	(6.7)

Liabilities assumed	(52.3)	(20.7)

Cash purchase price	$101.4	$17.8

Note 14.    Related Party Transactions

During the first nine months of fiscal years 2005 and 2004, we approved donations totaling $0.6 million and $0.2 million, respectively, to the Hughes Supply Foundation, Inc. (“HSF”), a not-for-profit charitable organization designed to help provide financial assistance for families and communities in need in areas where we operate. The Board of Directors of HSF is comprised of certain of our executives, including the Chairman of the Board, the President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer.

In conjunction with our equity offering in October 2004 (see Note 10), our Chairman of the Board offered 0.3 million shares as a selling shareholder; we did not receive any proceeds from his sale. We incurred approximately $21,000 of costs associated with the equity offering on his behalf for which we were reimbursed in the third quarter of fiscal year 2005.

On October 12, 2004, we agreed to and executed an agreement to purchase a storage facility and associated property for $1.7 million from a company owned by a member of our Board of Directors and the Chairman of the Board. We had previously occupied this property under a long-term lease. The closing date is expected to occur on or before January 27, 2005.

Note 15.    Subsequent Events

As discussed in Note 10, on November 1, 2004, we completed the acquisition of SWP/WSE from a common private ownership group. SWP/WSE is a large privately-owned distributor of electrical transmission and distribution (T&D) supplies and equipment in the United States, and is one of the largest T&D distributors focused exclusively on the western and southwestern United States and, recently, western Canada. SWP/WSE generated sales of approximately $244 million in its latest fiscal year ended December 31, 2003, with a complete T&D product offering and innovative supply chain management services. The acquisition of SWP/WSE enables us to become a leader nationally in the electrical utility T&D supplies and equipment distribution market and is aligned with our growth strategy of investing in businesses that expand our national footprint and reduce business cyclicality.

On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts have been designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). The interest rate swap contracts have qualified for the shortcut method of accounting prescribed by FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items. We entered into the interest rate swap contracts to help manage the ratio of our fixed to floating rate debt in accordance with our formally documented interest rate risk management policy.

PART I.    FINANCIAL INFORMATION — Continued

HUGHES SUPPLY, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our business and results of operations. This information is a discussion and analysis of certain significant factors that have affected our results of operations for the three and nine months ended October 29, 2004 and October 31, 2003, and our financial condition as of October 29, 2004. MD&A should be read in conjunction with our consolidated financial statements and the notes thereto contained herein and in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 30, 2004.

Forward-Looking Statements

Certain statements made by us or incorporated by reference in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “may,” “will,” “should,” “plan,” “intend,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Actual results or events may differ significantly from those indicated in such forward-looking statements as a result of various important factors. These factors are discussed under the caption “Risk Factors” in our prospectus supplement dated October 5, 2004 filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(5). All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Business

Founded in 1928, we are one of the nation’s largest diversified wholesale distributors of construction, repair and maintenance-related products in the United States. We distribute over 350,000 products to more than 100,000 customers through over 500 branches located in 40 states. Our principal customers include water and sewer, plumbing, electrical, and mechanical contractors; property management companies; municipalities; public utilities; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

Fiscal Year

Our fiscal year was previously a 52 or 53-week period ending on the last Friday in January. Beginning in fiscal year 2005 and thereafter, our fiscal year will be a 52-week period ending on January 31. The change in our fiscal year ending date was made to simplify reporting and to allow for better comparability between reporting periods. Fiscal year 2004 was a 52-week period. The three and nine months ended October 29, 2004 and October 31, 2003 each contained 13 and 39 weeks, respectively.

Stock Split

On August 24, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on September 22, 2004, to shareholders of record as of the close of business on September 15, 2004. All shares and per share amounts set forth in this report have been adjusted for the two-for-one stock split.

Segment Information

We manage our business on a product line basis and report the results of our operations in six operating segments and an Other category. The six operating segments are Water & Sewer; Plumbing/Heating, Ventilating and Air Conditioning (“HVAC”); Maintenance, Repair and Operations (“MRO”); Utilities; Electrical; and Industrial Pipe, Valves, and Fittings (“PVF”). We include our Building Materials, Fire Protection and Mechanical product lines in the Other category.

Inter-segment sales are excluded from the net sales presented for each segment and the Other category. Operating income for each segment and the Other category includes certain corporate expense allocations for employee benefits, corporate overhead expenses, data processing expenses, and insurance. These allocations are based on consumption or at a standard rate determined by management.

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

Results of Operations

Overview

Our results of operations for the third quarter of fiscal year 2005 reflected net sales, net income and diluted earnings per share growth driven by strength in commercial and residential construction demand, higher commodity prices across all of our segments, and the impact of recent acquisitions, including Century Maintenance Supply, Inc. (“Century”), Standard Wholesale Supply Company (“Standard”) and Todd Pipe & Supply (“Todd Pipe”). Net sales increased 35.8% to $1,167.5 million in the third quarter of fiscal year 2005, compared to the $859.5 million reported in the prior year’s third quarter. Same-store sales increased 14.6% with double-digit growth reported in seven of our nine businesses. Net income in the third quarter of fiscal year 2005 totaled $33.8 million, a $16.0 million increase compared to the prior year’s third quarter net income of $17.8 million. The increase in net income was primarily attributable to the 14.6% increase in same-store sales; the impact of our recent acquisitions; a 100 basis point increase in our gross margin ratio to net sales, from 22.5% during the third quarter of 2004 to 23.5% for the third quarter of fiscal year 2005; and a 40 basis point improvement in our ratio of operating expenses to net sales, despite higher expenses for variable compensation and benefits, professional services, fuel, building rents, insurance, and the integration of our acquisitions. Diluted earnings per share in the third quarter of fiscal year 2005 was $0.54 on 63.0 million weighted-average shares outstanding, compared to $0.38 per diluted share reported in the prior year on 46.9 million weighted-average shares outstanding. The 16.1 million increase in weighted-average shares outstanding was primarily the result of our equity offerings in January and October of 2004, at which time an additional 13.8 million and 4.0 million shares were issued, respectively.

Our results of operations for the first nine months of fiscal year 2005 also reflected higher net sales, net income and diluted earnings per share, driven primarily by the factors identified above in addition to the impact of the acquisition of Marden Susco, LLC (“Marden Susco”) in August 2003. Net sales increased 34.4% to $3,303.4 million during the first nine months of fiscal year 2005, compared to the $2,457.4 million reported in the prior year. Same-store sales increased 15.4% with growth reported in all of our segments and the three product lines comprising the Other category. Net income during the first nine months of fiscal year 2005 totaled $103.0 million, a $54.7 million increase compared to the prior year net income of $48.3 million. The increase in net income was primarily attributable to the 15.4% increase in same-store sales; the impact of our recent acquisitions; a 130 basis point increase in our gross margin ratio to net sales, from 22.5% during the first nine months of fiscal year 2004 to 23.8% during the first nine months of fiscal year 2005; and a 30 basis point improvement in our ratio of operating expenses to net sales, despite higher expenses for variable compensation and benefits, fuel, insurance, professional services, building rents, and the integration of our acquisitions. Diluted earnings per share during the first nine months of fiscal year 2005 was $1.65 on 62.2 million weighted-average shares outstanding, compared to $1.04 per diluted share reported in the prior year on 46.6 million weighted-average shares outstanding. The 15.6 million increase in weighted-average shares outstanding was primarily the result of our equity offerings in January and October of 2004.

Net Sales

Net sales are affected by numerous factors, including, but not limited to, changes in demand, commodity pricing, seasonality, weather, competition and construction cycles. The following table presents the major components of our consolidated net sales in the third quarter and first nine months of fiscal years 2005 and 2004 (dollars in millions):

	Three Months Ended			Nine Months Ended
	October 29, 2004	October 31, 2003	Percentage Variance	October 29, 2004	October 31, 2003	Percentage Variance
Existing sales base	$984.5	$840.9	17.1%	$2,791.4	$2,369.8	17.8%
Branch openings/closures	4.0	16.9		32.8	65.6
Acquisitions	179.0	161.0		578.0	512.4

Same-store sales (1)	1,167.5	1,018.8	14.6%	3,402.2	2,947.8	15.4%

Excluded (divested) branches (2)	–	1.7		2.9	5.1
Less: Pre-acquisition pro forma sales	–	(161.0)		(101.7)	(495.5)

Total reported net sales	$1,167.5	$859.5	35.8%	$3,303.4	$2,457.4	34.4%

(1)	Our same-store sales calculation includes all branches, including those that are newly opened, closed and acquired during the comparative fiscal periods; branches of any divested business are excluded from our calculation. For comparative purposes, prior period sales are reported on a pro forma basis to include pre-acquisition sales activity.
(2)	During the third quarter of fiscal year 2005, we sold a business within the MRO segment for $2.6 million, which resulted in a gain of approximately $0.1 million. This business was sold because it was not a core operation within the MRO segment, and the related sale was not reported as a discontinued operation because its operations were not significant to either the MRO segment or our consolidated results of operations.

Net sales in the third quarter of fiscal year 2005 totaled $1,167.5 million, an increase of $308.0 million or 35.8%, compared to the prior year’s third quarter net sales of $859.5 million. Net sales in the first nine months of fiscal year 2005 totaled $3,303.4 million, an increase of $846.0 million or 34.4% compared to the prior year’s first nine months net sales of $2,457.4 million. These increases included approximately $179 million and $458 million of net sales during the third quarter and first nine months of fiscal year 2005, respectively, from the acquisitions of Century completed in December 2003 and of Standard and Todd Pipe completed in May 2004. Additionally, net sales associated with Marden Susco, acquired in August 2003, totaled $58.8 million and $16.8 million during the first nine months of fiscal years 2005 and 2004, respectively. The remaining increases were primarily the result of continued strength in both commercial and residential construction and higher commodity prices, which stabilized during the third quarter of fiscal year 2005 compared to the impact on our first two quarters of fiscal year 2005.

Same-store sales increased $148.7 million or 14.6% and $454.4 million or 15.4% during the third quarter and first nine months of fiscal year 2005, respectively, as compared to the prior year. All of our segments reported positive same-store sales growth during the first nine months of fiscal year 2005 and all but our MRO segment reported positive same-store sales growth during the third quarter. Additionally, four of the six segments and all three product lines comprising the Other category reported double-digit same-store sales growth during both the third quarter and first nine months of fiscal year 2005. The growth in same-store sales was primarily the result of continued strength in both commercial and residential construction and higher commodity prices, which stabilized during the third quarter of fiscal year 2005 compared to the impact on our first two quarters of fiscal year 2005.

Gross Margin

Gross margin is affected by numerous factors, including, but not limited to, business and product mix changes, commodity pricing, competition, purchasing rebates and direct shipments compared to stock sales. Gross margin and gross margin ratio to net sales in the third quarter and first nine months of fiscal years 2005 and 2004 were as follows (dollars in millions):

	October 29, 2004	October 31, 2003	Percentage and Basis Point Variance
Three Months Ended
Gross margin	$273.9	$193.5	41.6%
Gross margin ratio to net sales	23.5%	22.5%	100

Nine Months Ended
Gross margin	$786.1	$553.4	42.0%
Gross margin ratio to net sales	23.8%	22.5%	130

Gross margin ratio to net sales was 23.5% and 22.5% in the third quarter of fiscal years 2005 and 2004, respectively, and 23.8% and 22.5% in the first nine months of fiscal years 2005 and 2004, respectively. The 100 and 130 basis point improvements during the third quarter and first nine months of fiscal year 2005, respectively, were mainly attributable to a change in our net sales mix resulting from the acquisition of Century in December 2003, which is a higher margin business, and the improved performance of Industrial PVF and Building Materials, traditionally higher margin businesses, resulting from improved market conditions and our ability to pass on higher commodity prices. Net sales in our MRO segment as a percentage of total consolidated net sales increased by 600 basis points and 650 basis points during the third quarter and first nine months of fiscal year 2005, respectively, compared to the respective prior year periods.

The value of our inventories and related cost of sales are determined by the moving average cost method. As a result, changes in cost of sales generally occur later than price changes reflected in our net sales figures over a given period of time. Prices for most commodities, while still well above the prior year levels, stabilized during the third quarter of fiscal year 2005, which allowed our inventory costs to catch up with the market price of the commodities and allowed us to maintain relatively stable margins from the prior quarter.

Operating Expenses

Operating expenses and the related percentage of net sales for the third quarter and first nine months of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Operating Expenses			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	October 29, 2004	October 31, 2003	Percentage Variance	October 29, 2004	October 31, 2003	Basis Point Variance
Personnel expenses	$137.6	$100.3	37.2%	11.8%	11.7%	10
Other selling, general and administrative expenses	68.4	53.7	27.4%	5.8%	6.3%	(50)
Depreciation and amortization	6.6	5.5	20.0%	0.6%	0.6%	–

Total	$212.6	$159.5	33.3%	18.2%	18.6%	(40)

	Operating Expenses			Percentage of Net Sales
	Nine Months Ended			Nine Months Ended
	October 29, 2004	October 31, 2003	Percentage Variance	October 29, 2004	October 31, 2003	Basis Point Variance
Personnel expenses	$388.9	$290.1	34.1%	11.8%	11.8%	–
Other selling, general and administrative expenses	195.5	151.2	29.3%	5.9%	6.2%	(30)
Depreciation and amortization	19.3	15.6	23.7%	0.6%	0.6%	–

Total	$603.7	$456.9	32.1%	18.3%	18.6%	(30)

As a percentage of net sales, personnel expenses remained relatively consistent at 11.8% and 11.7% in the third quarter of fiscal years 2005 and 2004, respectively, with the $37.3 million increase quarter over quarter primarily relating to the Century, Standard and Todd Pipe acquisitions, which collectively contributed approximately one-half of the increase in personnel expenses during the third quarter of fiscal year 2005. Our workforce increased 24.7% during the third quarter of fiscal year 2005, from an average of approximately 7,300 employees during the third quarter of fiscal year 2004 to approximately 9,100 during the current year primarily as a result of the acquisitions. Excluding the impact of the acquisitions, our workforce increased by approximately 4% over last year’s third quarter. The increase in personnel expenses during the third quarter of fiscal year 2005, excluding the impact of the acquisitions, was primarily the result of an increase in variable compensation due to the net sales and earnings growth; an increase in salaries and wages consistent with the 4% increase in headcount; an increase in vacation expense primarily resulting from our change to a policy adopted during the fourth quarter of fiscal year 2004 in which employees earn their vacation entitlement ratably throughout the year; an increase in the amortization of restricted stock mainly attributable to 270,400 stock grants in the third quarter of fiscal year 2005; and an increase in expenses associated with the supplemental executive retirement plan due to enhancements made to the plan in the first quarter of fiscal year 2005.

As a percentage of net sales, personnel expenses remained flat at 11.8% during the first nine months of fiscal years 2005 and 2004. Approximately one-half of the $98.8 million increase in costs related to the Century, Standard and Todd Pipe acquisitions and the full year impact of Marden Susco, acquired in August 2003. Excluding the impact of the acquisitions, the increase in personnel expenses during the first nine months of fiscal year 2005 was primarily the result of the factors identified in the analysis of the third quarter’s results above in addition to an increase in employee healthcare insurance expenses due to higher enrollment and increasing healthcare costs.

As a percentage of net sales, other selling, general and administrative expenses decreased 50 basis points to 5.8% in the third quarter of fiscal year 2005, compared to 6.3% in the third quarter of fiscal year 2004, primarily as a result of the operating leverage obtained from the increase in net sales. The $14.7 million increase in costs was primarily related to the Century, Standard and Todd Pipe acquisitions, which contributed approximately three-fourths of the increase in the third quarter of fiscal year 2005. Excluding the acquisitions, other selling, general and administrative expenses increased in the third quarter of fiscal year 2005 mainly due to an increase in costs associated with the closure of an Electrical distribution center in Orlando, Florida and the closure of five branches in the MRO segment resulting from the integration of the Century acquisition; an increase in vehicle expenses due primarily to our initiative to lease vehicles upon replacement of owned vehicles; an increase in professional service expense for fees relating to systems development and Sarbanes Oxley compliance; an increase in fuel due to higher prices; an increase in building rents primarily resulting from our first quarter of fiscal year 2005 sale-leaseback transactions; and an increase in insurance expenses due to a higher level of larger claims; the total of which was partially offset by costs associated with the relocation of our corporate offices during October 2003 totaling $2.0 million to establish a liability for the fair value of the remaining lease payments due under the previous locations’ leases.

As a percentage of net sales, other selling, general and administrative expenses decreased 30 basis points to 5.9% in the first nine months of fiscal year 2005 compared to 6.2% during the first nine months of fiscal year 2004, primarily as a result of the operating leverage obtained from the increase in net sales. Approximately two-thirds of the $44.3 million increase in costs related to the Century, Standard and Todd Pipe acquisitions and the full year impact of Marden Susco, acquired in August 2003. Excluding the acquisitions, other selling, general and administrative expenses increased during the first nine months of fiscal year 2005 primarily as a result of the factors identified in the analysis of the third quarter’s results above in addition to a higher provision for doubtful accounts and increased donations during fiscal year 2005 to the Hughes Supply Foundation, Inc., a not-for-profit charitable foundation. The higher provision for doubtful accounts was mainly the result of a bad debt recovery during the second quarter of fiscal year 2004 in the Utilities segment and a reserve in the current year relating to one specific customer in the Industrial PVF segment.

As a percentage of net sales, depreciation and amortization expenses remained flat at 0.6% in the third quarter of fiscal years 2005 and 2004 as well as for the first nine months of fiscal years 2005 and 2004, respectively. The increase of $1.1 million and $3.7 million during the third quarter and the first nine months of fiscal year 2005, respectively, compared to the prior year periods was primarily the result of the incremental amortization associated with the intangible assets related to the Century, Standard and Todd Pipe acquisitions. Depreciation expense was relatively consistent with the prior year with the increase in depreciation from capital expenditures primarily offset by the decrease in depreciation from our sale leaseback transaction on April 30, 2004 for a portfolio of properties associated with 18 different branches.

Operating Income

Operating income is affected by numerous factors, including, but not limited to, fluctuations in net sales as well as changes in business and product mix. Operating income for the third quarter and first nine months of fiscal years 2005 and 2004 was as follows (dollars in millions):

	Operating Income			Percentage of Net Sales
	October 29, 2004	October 31, 2003	Percentage Variance	October 29, 2004	October 31, 2003	Basis Point Variance
Three Months Ended	$61.3	$34.0	80.3%	5.3%	4.0%	130
Nine Months Ended	182.4	96.5	89.0%	5.5%	3.9%	160

Operating income during the third quarter of fiscal year 2005 totaled $61.3 million, increasing $27.3 million or 80.3%, compared to the prior year’s third quarter operating income of $34.0 million, due in part to the acquisitions of Century, Standard and Todd Pipe. Operating income as a percentage of net sales increased 130 basis points to 5.3% in the third quarter of fiscal year 2005 compared to 4.0% in fiscal year 2004 primarily due to the leverage obtained from the increased net sales, higher gross margins, our continued efforts to manage our expenses, and the overall higher return contributions from our recent acquisitions.

Operating income during the first nine months of fiscal year 2005 totaled $182.4 million, increasing $85.9 million or 89.0%, compared to the prior year’s first nine months operating income total of $96.5 million, due in part to the acquisitions of Century, Standard and Todd Pipe. As a percentage of net sales, operating income increased 160 basis points during the first nine months of fiscal year 2005 to 5.5%, compared to 3.9% in the prior year, for reasons consistent with those identified in the analysis of the third quarter of fiscal year 2005 above.

Interest Expense

Interest expense totaled $7.8 million and $7.3 million in the third quarter of fiscal years 2005 and 2004, respectively. Interest expense increased $0.5 million during the third quarter of fiscal year 2005 primarily as a result of $0.8 million of incremental interest expense related to our $300.0 million in original principal amount of 5.50% notes that closed on October 12, 2004, the proceeds of which were primarily used to repay amounts outstanding under our $500.0 million revolving credit agreement.

Interest expense totaled $21.6 million and $22.4 million during the first nine months of fiscal years 2005 and 2004, respectively. Interest expense for the first nine months of fiscal year 2005 included an $0.8 million charge for the write-off of unamortized loan origination costs related to our $290.0 million revolving credit agreement which was replaced by a new $500.0 million revolving credit agreement on June 14, 2004.

Excluding the $0.8 million charge, interest expense decreased by $1.6 million during the first nine months of fiscal year 2005 compared to the prior year. The decrease in interest expense was primarily the result of an 80 basis point decrease in the weighted-average interest rate partially offset by a slight increase in our weighted-average outstanding debt balance, which was primarily the result of our $300.0 million debt issuance. The decrease in the weighted-average interest rate was primarily attributable to an increase in the mix of lower-cost variable-rate borrowings under our revolving credit agreement during the first nine months of fiscal year 2005, in addition to a lower weighted-average interest rate associated with our fixed rate notes resulting from principal amortization of higher cost notes and the impact of a lower fixed rate borrowing.

Interest and Other Income

Interest and other income totaled $1.9 million and $1.4 million in the third quarter of fiscal years 2005 and 2004, respectively, and $5.2 million and $4.8 million in the first nine months of fiscal years 2005 and 2004, respectively. The increase during the third quarter of fiscal year 2005 was primarily the result of increased service charge and interest income. The additional interest income is mainly attributable to the increased levels of cash in the quarter primarily resulting from the proceeds received on October 12, 2004 from our debt and equity offerings, net of discounts, underwriting fees, other expenses and the repayment of $203.5 million of amounts outstanding under our $500.0 million revolving credit agreement. The increase in interest and other income during the first nine months of fiscal year 2005 was primarily the result of interest received during the first quarter of fiscal year 2005 related to the settlement of amended prior year federal income tax filings in addition to the factors described for the quarterly fluctuation, the combination of which was partially offset by a favorable legal settlement in the prior year.

Income Taxes

Our effective tax rate was 39.0% and 36.7% in the third quarter of fiscal years 2005 and 2004, respectively, and 38.0% and 38.8% in the first nine months of fiscal years 2005 and 2004, respectively. The increase in the effective tax rate during the third quarter of fiscal year 2005 compared to the prior year was primarily the result of a tax benefit of $1.0 million recognized in the prior year related to a discontinued operation in Mexico. The decrease in our effective tax rate during the first nine months of fiscal year 2005 was primarily attributable to a $1.7 million tax benefit recognized in the first quarter of fiscal year 2005 related to federal income tax filing amendments associated with prior fiscal years partially offset by the $1.0 million tax benefit recognized in the third quarter of the prior year. Our effective tax rate is expected to be 39.0% for the remainder of fiscal year 2005.

Segment Results

Consolidated and same-store sales by segment in the third quarter and first nine months of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Consolidated Net Sales			Same-Store Sales
	Three Months Ended			Three Months Ended
	October 29, 2004	October 31, 2003	Percentage Variance	October 29, 2004	October 31, 2003	Percentage Variance
Water & Sewer	$327.8	$254.6	28.8%	$327.8	$273.2	20.0%
Plumbing/HVAC	284.5	218.5	30.2%	284.5	274.8	3.5%
MRO	116.3	34.5	237.1%	116.3	118.9	(2.2)%
Utilities	118.0	99.1	19.1%	118.0	99.1	19.1%
Electrical	111.1	94.0	18.2%	111.1	94.0	18.2%
Industrial PVF	96.7	73.2	32.1%	96.7	73.2	32.1%
Other	113.1	85.6	32.1%	113.1	85.6	32.1%

Total	$1,167.5	$859.5	35.8%	$1,167.5	$1,018.8	14.6%

	Consolidated Net Sales			Same-Store Sales
	Nine Months Ended			Nine Months Ended
	October 29, 2004	October 31, 2003	Percentage Variance	October 29, 2004	October 31, 2003	Percentage Variance
Water & Sewer	$922.7	$706.1	30.7%	$942.8	$794.3	18.7%
Plumbing/HVAC	785.5	643.2	22.1%	867.1	804.6	7.8%
MRO	349.5	101.3	245.0%	346.6	342.1	1.3%
Utilities	326.8	279.5	16.9%	326.8	279.5	16.9%
Electrical	321.4	274.4	17.1%	321.4	274.4	17.1%
Industrial PVF	265.0	213.7	24.0%	265.0	213.7	24.0%
Other	332.5	239.2	39.0%	332.5	239.2	39.0%

Total	$3,303.4	$2,457.4	34.4%	$3,402.2	$2,947.8	15.4%

Operating income by segment and as a percentage of net sales for the third quarter and first nine months of fiscal years 2005 and 2004 were as follows (dollars in millions):

	Operating Income			Percentage of Net Sales
	Three Months Ended			Three Months Ended
	October 29, 2004	October 31, 2003	Percentage Variance	October 29, 2004	October 31, 2003	Basis Point Variance
Water & Sewer	$16.6	$13.8	20.3%	5.1%	5.4%	(30)
Plumbing/HVAC	4.9	3.9	25.6%	1.7%	1.8%	(10)
MRO	9.0	2.3	291.3%	7.7%	6.7%	100
Utilities	6.0	3.3	81.8%	5.1%	3.3%	180
Electrical	2.0	1.4	42.9%	1.8%	1.5%	30
Industrial PVF	15.1	5.3	184.9%	15.6%	7.2%	840
Other	7.7	4.0	92.5%	6.8%	4.7%	210

Total	$61.3	$34.0	80.3%	5.3%	4.0%	130

	Operating Income			Percentage of Net Sales
	Nine Months Ended			Nine Months Ended
	October 29, 2004	October 31, 2003	Percentage Variance	October 29, 2004	October 31, 2003	Basis Point Variance
Water & Sewer	$45.9	$36.1	27.1%	5.0%	5.1%	(10)
Plumbing/HVAC	18.5	11.1	66.7%	2.4%	1.7%	70
MRO	28.6	6.5	340.0%	8.2%	6.4%	180
Utilities	13.5	10.8	25.0%	4.1%	3.9%	20
Electrical	8.3	4.9	69.4%	2.6%	1.8%	80
Industrial PVF	39.0	17.2	126.7%	14.7%	8.0%	670
Other	28.6	9.9	188.9%	8.6%	4.1%	450

Total	$182.4	$96.5	89.0%	5.5%	3.9%	160

The following is a discussion of factors impacting net sales and operating income for our operating segments:

Water & Sewer

Net sales: Net sales in the third quarter of fiscal year 2005 totaled $327.8 million, an increase of $73.2 million or 28.8%, compared to the prior year’s third quarter net sales of $254.6 million. This increase included sales of $20.3 million from the Standard acquisition completed in May 2004. Same-store sales increased by $54.6 million or 20.0% compared to the third quarter of fiscal year 2004, which includes pro forma sales of $18.6 million for Standard. The same-store sales growth of 20.0% during the third quarter of 2005 was due to continued strength across all regions in residential construction activity and municipal projects, with all regions posting double-digit growth. Also contributing to the same-store sales growth were higher prices for PVC, ductile iron pipe and steel products.

Net sales in the first nine months of fiscal year 2005 totaled $922.7 million, an increase of $216.6 million or 30.7% compared to the prior year’s first nine months net sales of $706.1 million. This increase included net sales of $42.5 million from the Standard acquisition completed in May 2004 and also included net sales from Marden Susco, which was acquired in August 2003. Marden Susco had net sales of $58.8 million and $16.8 million during the first nine months of fiscal year 2005 and 2004, respectively. Same-store sales increased by $148.5 million or 18.7% compared to the first nine months of fiscal year 2004 resulting from a higher volume of private and public infrastructure projects, particularly in the mid-Atlantic, Southeast and West markets, and higher prices for PVC, ductile iron pipe and steel products.

Operating income: As a percentage of net sales, operating income totaled 5.1% and 5.0% in the third quarter and first nine months of fiscal year 2005, respectively, compared to a ratio of 5.4% and 5.1% in the comparable prior year periods, respectively. The slight decline in operating income as a percentage of net sales was primarily the result of competitive pricing pressures in certain markets and an increased level of direct shipments, the collective impact of which was partially offset by the leverage obtained from the increase in net sales.

Plumbing/HVAC

Net sales: Net sales in the third quarter of fiscal year 2005 totaled $284.5 million, an increase of $66.0 million or 30.2%, compared to the prior year’s third quarter total of $218.5 million. This increase included sales of $66.7 million from the Todd Pipe acquisition completed on May 28, 2004. Same-store sales increased $9.7 million or 3.5% compared to the third quarter of fiscal year 2004, which included pro forma sales of $56.3 million for Todd Pipe. The 3.5% growth in same-store sales was primarily the result of higher prices in steel, copper and PVC products partially offset by sales delays in the Southeast caused by the recent hurricanes; the loss of a large, low-margin customer; and the closure of seven underperforming branches in the Southwest region in the fourth quarter of last year.

Net sales in the first nine months of fiscal year 2005 totaled $785.5 million, an increase of $142.3 million or 22.1% compared to the prior year’s first nine months net sales of $643.2 million. Same-store sales increased $62.5 million or 7.8% compared to the first nine months of fiscal year 2004, which included pro forma sales of $161.4 million for Todd Pipe. The growth in same-store sales during the first nine months of fiscal year 2005 was primarily attributable to the factors identified in the analysis of the third quarter of fiscal year 2005 above.

Operating income: As a percentage of net sales, operating income decreased to 1.7% in the third quarter of fiscal year 2005 from 1.8% in the prior year’s third quarter. The 10 basis point decrease in operating income as a percentage of net sales was primarily the result of competitive pricing pressures in some regions. During the first nine months of fiscal year 2005, operating income as a percentage of net sales increased by 70 basis points to 2.4%, compared to a ratio of 1.7% during the prior year period. The 70 basis point improvement was primarily the result of the leverage obtained from the increase in same-store sales, in addition to the inclusion of Todd Pipe in the segment’s operating results beginning in May 2004, which generates a higher return on sales than does our existing Plumbing/HVAC business.

MRO

Net sales: Net sales in the third quarter of fiscal year 2005 totaled $116.3 million, an increase of $81.8 million or 237.1%, compared to the prior year’s third quarter total of $34.5 million. This increase was primarily the result of the acquisition of Century, which was completed in December 2003. Same-store sales decreased $2.6 million or 2.2% compared to the third quarter of fiscal year 2004, which included pro forma sales of $86.1 million for Century. The decrease of 2.2% in same-store sales was primarily the result of the impact of integration activities associated with the Century acquisition, including the consolidation of five facilities in overlapping markets and system conversions at 15 branches. Same-store sales were also impacted by historically low apartment occupancy rates, including those in key markets such as Atlanta, Houston and Dallas.

Net sales in the first nine months of fiscal year 2005 totaled $349.5 million, an increase of $248.2 million or 245.0% compared to the prior year’s first nine months net sales total of $101.3 million. This increase was primarily the result of the acquisition of Century. Same-store sales increased $4.5 million or 1.3% compared to the first nine months of fiscal year 2004, which included pro forma sales of $245.8 million for Century. The slight increase in same-store sales was weaker than we expected because of the factors identified in the analysis of the third quarter of fiscal year 2005 above.

Operating income: As a percentage of net sales, operating income increased to 7.7% in the third quarter of fiscal year 2005 from 6.7% in the prior year’s third quarter. During the first nine months of fiscal year 2005, operating income as a percentage of net sales increased to 8.2%, compared to 6.4% during the prior year period. The 100 and 180 basis point improvements during the third quarter and first half of fiscal year 2005, respectively, occurred despite integration costs and lower sales growth and were primarily attributable to the inclusion of Century, which generates higher returns on net sales than our MRO business prior to acquisition.

Utilities

Net sales: Net sales and same-store sales in the third quarter of fiscal year 2005 totaled $118.0 million, an increase of $18.9 million or 19.1%, compared to the prior year’s third quarter total of $99.1 million. During the first nine months of fiscal year 2005, net sales and same-store sales totaled $326.8 million, an increase of $47.3 or 16.9% compared to the prior year. The sales growth during the third quarter and first nine months of fiscal year 2005 was primarily attributable to new and expanded alliance contracts with large electric utility companies, hurricane-related activity and higher commodity prices for steel, aluminum, copper and PVC products.

Operating income: As a percentage of net sales, operating income increased to 5.1% in the third quarter of fiscal year 2005 from 3.3% in the prior year’s third quarter. The 180 basis point increase was primarily the result of operating leverage obtained from the higher net sales. During the first nine months of fiscal year 2005, operating income as a percentage of net sales increased to 4.1% from 3.9% during the prior year period. The increase was the result of the operating leverage obtained from the higher sales partially offset by the impact of a bad debt recovery totaling approximately $0.9 million in the second quarter of fiscal year 2004 and an increase in expenses in the current fiscal year associated with efforts to put an infrastructure in place necessary to support additional business from alliance customers.

Electrical

Net sales: Net sales and same-store sales in the third quarter of fiscal year 2005 totaled $111.1 million, an increase of $17.1 million or 18.2%, compared to the prior year’s third quarter. During the first nine months of fiscal year 2005, net sales and same-store sales totaled $321.4 million, an increase of $47.0 million or 17.1% compared to the prior year. Sales growth during the third quarter of fiscal year 2005 occurred across all geographic areas due to increased commercial construction activity and higher commodity prices for steel, copper and PVC-based products. Sales growth during the first nine months of fiscal year 2005 was primarily the result of increased and larger commercial, residential and municipal projects, primarily in Florida and Texas, and higher prices for steel, copper and PVC-based products.

Operating income: As a percentage of net sales, operating income increased to 1.8% in the third quarter of fiscal year 2005 from 1.5% in the prior year’s third quarter. During the first nine months of fiscal year 2005, operating income as a percentage of net sales increased 80 basis points to 2.6%, compared to 1.8% during the prior year period. The basis point improvements during the third quarter and first nine months of fiscal year 2005 were primarily the result of the leverage obtained from the increase in net sales.

Industrial PVF

Net sales: Net sales and same-store sales in the third quarter of fiscal year 2005 totaled $96.7 million, an increase of $23.5 million or 32.1%, compared to the prior year’s third quarter net sales and same-store sales total of $73.2 million. Additionally, net sales and same-store sales in the first nine months of fiscal year 2005 totaled $265.0 million, an increase of $51.3 million or 24.0% compared to the prior year’s first nine months net sales of $213.7 million. The increase in net sales during both the third quarter and first nine months of fiscal year 2005 compared to the prior year was primarily attributable to higher nickel and steel prices. The remainder of the increase was the result of higher demand generated from an improvement in the industrial market, particularly in fabrication; the addition of several new customers; and market share gains attributable to our highly specialized product inventory and well-timed inventory purchases. The improvement in the industrial market was the result of increased business from petrochemical, power, oil, and food and beverage companies as the economy improves in addition to the impact of the weak dollar and product scarcity overseas, which have benefited fabricators in the U.S.

Operating income: As a percentage of net sales, operating income increased to 15.6% in the third quarter of fiscal year 2005 from 7.2% in the prior year’s third quarter. During the first nine months of fiscal year 2005, operating income as a percentage of net sales increased 670 basis points to 14.7%, compared to 8.0% during the prior year period. The 840 and 670 basis point increases during the third quarter and first nine months of fiscal year 2005, respectively, were primarily the result of an increase in gross margin attributable to higher selling prices related to nickel and steel products and increased volumes due to the improved demand, with the improvement for the first nine months of fiscal year 2005 partially offset by a $0.6 million increase in the provision for doubtful accounts relating to one specific customer.

Other

Net sales: Net sales and same-store sales in the third quarter of fiscal year 2005 totaled $113.1 million, an increase of $27.5 million or 32.1%, compared to the prior year’s third quarter net sales of $85.6 million, with all three product lines comprising the Other category experiencing strong sales growth. The Building Materials product line had sales growth of $17.1 million or 35.6% in the third quarter of fiscal year 2005 compared to the prior year’s third quarter as a result of higher steel and lumber prices, and increased commercial construction activity, particularly in Florida and Georgia. The Fire Protection product line had sales growth of $8.7 million or 31.6% during this period as a result of higher steel prices and increased commercial building activities. The Mechanical product line had sales growth in the third quarter of fiscal year 2005 of $1.7 million or 16.6%, compared to the prior year’s third quarter due primarily to the addition of several large commercial projects and higher steel prices.

Net sales in the first nine months of fiscal year 2005 totaled $332.5 million, an increase of $93.3 million or 39.0% compared to the prior year’s first nine months net sales of $239.2 million, with all three product lines comprising the Other category experiencing strong sales growth for reasons consistent with those relating to the net sales growth in the third quarter of fiscal year 2005 discussed above. The Building Materials, Fire Protection and Mechanical product lines had sales growth of $54.4 million or 40.0%, $34.0 million or 44.3%, and $4.9 million or 18.6% during the first nine months of fiscal year 2005, respectively, compared to the first nine months of fiscal year 2004.

Operating income: As a percentage of net sales, operating income increased to 6.8% in the third quarter of fiscal year 2005 from 4.7% in the prior year’s third quarter. During the first nine months of fiscal year 2005, operating income as a percentage of net sales increased 450 basis points to 8.6%, compared to a ratio of 4.1% during the prior year period. The 210 and 450 basis point increases for the third quarter and the first nine months of fiscal year 2005, respectively, were primarily the result of leverage from strong sales and gross margin growth in all three product lines.

Liquidity and Capital Resources

The following sets forth certain measures of our liquidity (dollars in millions):

	October 29, 2004	January 30, 2004
Working capital	$981.1	$603.6
Current ratio	2.5 to 1	2.4 to 1
Debt to total capital	32.0%	29.0%

	Nine Months Ended
	October 29, 2004	October 31, 2003
Net cash provided by operating activities	$73.9	$107.6
Net cash used in investing activities	(91.5)	(28.7)
Net cash provided by (used in) financing activities	278.9	(78.6)

Working Capital

Compared to January 30, 2004, working capital increased $377.5 million or 62.5%. The increase in working capital was primarily attributable to higher levels of cash and cash equivalents relating to our debt and equity offerings in October 2004, which collectively generated net proceeds of $410.5 million; higher accounts receivable driven by the double-digit same-store sales growth and the acquisitions of Standard and Todd Pipe; and increased vendor rebate receivables due to our vendor and purchasing consolidation efforts and increased purchasing activity. These working capital increases were partially offset by lower levels of owned inventories (inventories less accounts payable) resulting from improved inventory and payables management and increased other current liabilities primarily attributable to the timing of income and sales tax accrual payments, including a deferral of a $35.0 million federal tax payment related to hurricane relief originally scheduled to be paid in the third quarter of fiscal year 2005 to the fourth quarter. We continue to focus on asset management initiatives that will improve our working capital efficiency.

Operating Activities

Net cash provided by operating activities during the first nine months of fiscal year 2005 totaled $73.9 million, primarily resulting from higher earnings, improved inventory and payables management and the deferral of a $35.0 million federal tax payment related to hurricane relief. Partially offsetting these items were higher accounts receivable driven by the double-digit same-store sales growth and increased vendor rebate receivables due to our vendor and purchasing consolidation efforts and increased purchasing activity. Going forward, we expect operating cash flows to be strong as we continue to improve our working capital efficiency, allowing us to generate cash from operations.

Investing Activities

Our expenditures for property and equipment totaled $17.5 million and $12.4 million during the first nine months of fiscal years 2005 and 2004, respectively. Of the total $17.5 million of capital expenditures, approximately $12.8 million related to information technology outlays, including amounts for the Hughes Unified operating system and the new Oracle Financial system implementation. Capital expenditures for fiscal year 2005 are expected to be in the range of approximately $20.0 million to $25.0 million.

Proceeds from the sale of property and equipment totaled $38.8 million and $1.5 million during the first nine months of fiscal years 2005 and 2004, respectively. During the first nine months of fiscal year 2005, proceeds from the sale of property and equipment consisted primarily of cash received from the first quarter sale-leaseback of a portfolio of properties comprised of 18 different branches. The resulting leases have qualified for operating lease treatment.

Cash payments for business acquisitions totaled $101.4 million and $17.8 million during the first nine months of fiscal years 2005 and 2004, respectively. On May 28, 2004, we acquired Todd Pipe, one of the largest independent wholesale plumbing suppliers in Southern California and Las Vegas, Nevada. We paid $77.7 million for the net assets of Todd Pipe, including the assumption of $39.7 million of accounts payable, accrued and other liabilities, subject to finalization of working capital adjustments in accordance with the purchase agreement. On May 3, 2004, we completed the acquisition of Standard, a distributor of waterworks, electrical and plumbing products primarily serving residential and infrastructure water and sewer contractors and customers in Las Vegas, Nevada. The purchase price consisted of $25.4 million of cash for Standard’s net assets, net of $2.3 million of cash acquired and including the assumption of $12.6 million of accounts payable, accrued and other liabilities, subject to finalization of working capital adjustments in accordance with the purchase agreement. Approximately $23.7 million of the total purchase price has been paid through October 29, 2004.

On June 30, 2004, we made an $11.4 million investment in our corporate owned life insurance (“COLI”) policies to partially fund enhancements made in the first quarter of fiscal year 2005 to our supplemental executive retirement plan (“SERP”), which provides supplemental benefits for certain key executive officers. While the SERP obligation is not funded by our general assets and thus the value of our COLI policies is not restricted to funding the SERP obligation, the interest income generated by our COLI policies will help offset the additional net periodic benefit costs associated with our SERP, as amended in the first quarter of fiscal year 2005.

Financing Activities

During the first nine months of fiscal years 2005 and 2004, net cash provided by (used in) financing activities totaled $278.9 million and ($78.6) million, respectively. The $357.5 million increase in financing cash flows during the first nine months of fiscal year 2005 was primarily due to $410.5 million of net proceeds generated by our debt and equity offerings on October 12, 2004, a portion of which was used to repay amounts outstanding under our $500.0 million revolving credit agreement. The funds necessary to finance the acquisitions of Standard and Todd Pipe were borrowed under our revolving credit agreement.

On October 12, 2004, we issued $300.0 million in original principal amount of 5.50% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet net of the discount of $1.6 million. Total net proceeds from the sale of the notes were $295.7 million, including the $1.6 million discount and approximately $2.7 million of debt issuance costs, with $203.5 million of the proceeds used for the repayment of amounts outstanding under our $500.0 million revolving credit agreement and the remainder to be used for the acquisition of businesses, payment of scheduled principal amortization and interest on our senior notes due 2005 through 2013, capital expenditures, working capital needs, and other general corporate purposes. Interest on the notes is payable on April 15 and October 15 of each year, beginning on April 15, 2005.

In conjunction with the issuance of the notes, we entered into a 10-year treasury rate lock contract (“treasury lock”) with a financial institution on September 27, 2004, at the then current market rate of 4.019% to hedge the risk that the Treasury rate (benchmark interest rate) component of the fixed coupon payments relating to a $278.0 million notional principal amount of a then-forecasted issuance of $300.0 million of notes may be adversely affected by interest rate fluctuations. The treasury lock was designated as a cash flow hedge of the fluctuations in the Treasury rate component of the then forecasted fixed coupon payments due to changes in the benchmark interest rate, with the changes in the value of the treasury lock expected to completely offset the changes in the value of the Treasury rate component of the fixed coupon payments. The treasury lock was settled on October 5, 2004, the date the $300.0 million of notes were priced, with the gain received upon settlement of $3.4 million being recognized in other comprehensive income, a component of shareholders’ equity, subject to $1.4 million of tax.

The notes are unconditionally guaranteed, on a joint and several senior unsecured basis, by substantially all of our subsidiaries. The notes contain certain covenants on our ability to incur secured debt and our ability to enter into certain sale and leaseback transactions. We may redeem all or part of the notes at any time at a “make-whole” redemption price, together with accrued and unpaid interest on such notes to the redemption date, subject to certain conditions. Additionally, we have agreed to file an exchange offer registration statement with the SEC within 210 days after the issuance of the notes to allow the notes to be exchanged for a new issue of substantially identical notes registered under the Securities Act. If we fail to satisfy this obligation within the specified time periods, we will be required to pay a special interest premium to the holders of the notes.

On October 12, 2004, we also completed the sale of 4.0 million shares of common stock at a price of $30 per share in a public offering that generated net proceeds of $114.8 million, net of $4.8 million of underwriting discounts and commissions and $0.4 million of other expenses associated with the offering. The net proceeds from the common stock offering were primarily used to fund the acquisition of Southwest Power, Inc. and Western States Electric, Inc. and their subsidiary entities (collectively referred to as “SWP/WSE”) from a common private ownership group. The acquisition was completed on November 1, 2004 for a cash purchase price of $110.7 million, net of approximately $12.8 million in anticipated tax benefits associated with a tax election under section 338(h)(10) of the Internal Revenue Code. The purchase price is subject to the finalization of working capital adjustments in accordance with the purchase agreement.

On June 14, 2004, we replaced our existing $290.0 million revolving credit agreement, which was scheduled to mature on March 26, 2007, with a new $500.0 million revolving credit agreement (the “revolving credit agreement”), subject to borrowing limitations, which matures on June 14, 2009. The revolving credit agreement is unsecured and contains financial and other covenants, including limitations on dividends and treasury stock purchases and maintenance of certain financial ratios. The revolving credit agreement can be expanded, in certain circumstances, by up to $150.0 million. Net payments made under our revolving credit agreement totaled $100.0 million and $34.3 million during the first nine months of fiscal years 2005 and 2004, respectively, as a result of repayment of amounts borrowed. Other debt payments, including scheduled payments on our senior and other notes, totaled $10.7 million and $16.2 million during the first nine months of fiscal years 2005 and 2004, respectively.

Dividend payments totaled $11.1 million and $7.1 million during the first nine months of fiscal years 2005 and 2004, respectively. The higher dividend payments in fiscal year 2005 were primarily attributable to an increase in our common stock outstanding due to the sales of 13.8 million and 4.0 million shares in public offerings during the fourth quarter of fiscal year 2004 and the third quarter of fiscal year 2005, respectively, in addition to a 30% higher dividend during the first nine months of fiscal year 2005.

On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 3.7 million shares at an average price of $11.45 per share. Shares repurchased totaled $6.0 million during the first nine months of fiscal year 2004. There were no shares repurchased during the first nine months of fiscal year 2005.

As of October 29, 2004, we had $269.6 million of cash and $498.7 million of unused borrowing capacity (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements, our acquisition of SWP/WSE, scheduled principal amortization and interest on our senior notes due 2005 through 2014, anticipated capital expenditures, and future acquisitions of businesses. We also have an effective shelf registration statement on Form S-3 on file with the SEC for the offer and sale, from time-to-time, of up to an aggregate of $700.0 million of equity and/or debt securities, less the approximately $120.0 million of gross proceeds associated with our common stock offering on October 12, 2004.

These financing initiatives allow us to further develop our capital structure as the business expands, and together with continued strong financial performance, will provide us with the ability to fund and achieve our strategic growth goals. We believe we have sufficient borrowing capacity and cash on hand to take advantage of strategic growth and business opportunities.

As of October 29, 2004, we were in compliance with all financial and non-financial covenants under our revolving credit agreement and notes.

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

On April 30, 2004, we completed a sale-leaseback transaction for a portfolio of properties associated with 18 different branches. The properties were sold at a price of $32.7 million and leased back pursuant to 15-year minimum term operating leases. A loss of approximately $1.3 million resulting from the sale was recognized during the first quarter of fiscal year 2005 for the branches that were sold at a price less than their net book value. A gain of approximately $9.1 million resulting from the sale was deferred and will be amortized over the minimum term of the leases for branches that were sold at a price greater than their net book value. We do not have an option to purchase the leased facilities at the end of the minimum lease terms and have not issued any residual guarantees of the value of the leased facilities. The leases are accounted for as operating leases with future minimum annual lease payments totaling $1.9 million during fiscal year 2005, $2.6 million per year during fiscal years 2006 through 2008, $2.7 million during fiscal year 2009, and $28.8 million thereafter.

On March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida to a subsidiary of Wachovia Development Corporation (“WDC”) for $23.0 million and leased the property back for a period of 20 years. The proceeds from the sale approximated the net book value of the property sold, and were paid by WDC to SunTrust Bank (“SunTrust”) for application against amounts outstanding under a separate real estate term credit agreement we had previously executed on June 5, 2002 with SunTrust. The lease expires on March 16, 2024, with five 5-year extensions exercisable at fair market value and at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee on the value of the leased facility. The lease is accounted for as an operating lease with future minimum annual lease payments totaling $1.2 million during fiscal year 2005, $1.4 million per year during fiscal years 2006 through 2009, and $25.6 million thereafter.

Contractual Obligations

There have been several material changes to our contractual obligations set forth in the MD&A section of our fiscal year 2004 Annual Report. These changes primarily related to our two aforementioned sale-leaseback transactions and our issuance of $300.0 million in original principal amount of 5.50% notes on October 12, 2004. The following table summarizes our approximate obligations to make future payments under contractual obligations as of October 29, 2004 (in millions):

	Payments Due by Period
	Total	Fiscal Year 2005	Fiscal Years 2006-2007	Fiscal Years 2008-2009	Thereafter
Long-term debt	$581.0	$35.4	$90.9	$75.1	$379.6
Interest expense	286.8	9.5	74.7	65.5	137.1
Non-cancelable operating leases	251.3	15.4	96.0	52.1	87.8

Total contractual cash obligations	$1,119.1	$60.3	$261.6	$192.7	$604.5

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. The exposure draft covers a wide range of equity-based compensation arrangements. Under the

FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related costs in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in the fourth quarter of calendar year 2004. The standard, if issued in its current form, would be applicable for interim or annual periods beginning after June 15, 2005. We are currently evaluating the impact of the proposed change in accounting but will not know the ultimate impact until the final rules are issued.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our fiscal year 2004 Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. Our critical accounting policies relating to the allowance for doubtful accounts, inventories, consideration received from vendors, impairment of long-lived assets, and self-insurance reserves are described in the fiscal year 2004 Annual Report. During the nine months ended October 29, 2004, there have been no material changes to any of our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in the prices of certain of our products that result from commodity price fluctuations and from changes in interest rates on outstanding variable-rate debt.

Commodity Price Risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in stainless steel, nickel alloy, copper, aluminum, PVC, lumber, and other commodities. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins.

As discussed above, our results of operations in the first nine months of fiscal year 2005 were favorably impacted by our ability to pass increases in the prices of certain commodity-based products to our customers. Such commodity price fluctuations have from time to time produced volatility in our financial performance and could continue to do so in the future.

Interest Rate Risk

As a result of the repayment of amounts outstanding under our $500.0 million revolving credit agreement during October 2004 with $203.5 million of the proceeds from our issuance on October 12, 2004 of $300.0 million in original principal amount of 5.50% notes due on October 15, 2014, all of our outstanding debt as of October 29, 2004 was fixed-rate debt. As a result, a hypothetical 10% increase or decrease in interest rates from their October 29, 2004 levels would not have an impact on our results of operations but would have an impact on the fair value of our outstanding debt, which had an average interest rate of approximately 6.5%. We manage our interest rate risk by maintaining a balance between fixed- and variable-rate debt in accordance with our formally documented interest rate risk management policy, with a targeted ratio of 60% fixed and 40% variable. We are currently evaluating alternatives in order to achieve our targeted ratio, including the use of interest rate swaps. As part of this process, on November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts have been designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). The interest rate swap contracts have qualified for the shortcut method of accounting prescribed by FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective at a level of reasonable assurance to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

In addition, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act, during our third quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

HUGHES SUPPLY, INC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended October 29, 2004 (in millions).

Period	Total number of shares (or units) purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
August 2004 (July 31 - August 27)	–	–	–	1.3
September 2004 (August 28 - September 24)	–	–	–	1.3
October 2004 (September 25 - October 29)	–	–	–	1.3

Total	–		–

(1)	On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes.

Item 6.    Exhibits

3.1	Restated Articles of Incorporation of Hughes Supply, Inc., dated as of August 24, 2004, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2004.

3.2	Amended and Restated By-Laws of Hughes Supply, Inc., dated as of August 24, 2004, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2004.

10.1	Indenture, dated as of October 12, 2004, by and among Hughes Supply, Inc., substantially all of its subsidiaries, and U.S. Bank National Association, relating to $300.0 million in original principal amount of 5.50% Senior Notes due 2014, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2004.

10.2	Registration Rights Agreement, dated as of October 12, 2004, among Hughes Supply, Inc., substantially all of its subsidiaries, and the initial purchasers named therein, relating to $300.0 million in original principal amount of 5.50% Senior Notes due 2014, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2004.

10.3	Purchase Agreement, dated as of October 5, 2004, among the Company, substantially all of its subsidiaries, and the initial purchasers named therein, relating to $300.0 million in original principal amount of 5.50% Senior Notes due 2014, incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2004.

10.4	Underwriting Agreement, dated as of October 5, 2004, by and among Hughes Supply, Inc., David H. Hughes, in his individual capacity and as trustee of the David H. Hughes Trust, and Lehman Brothers Inc., Citigroup Global Markets, Inc., Goldman, Sachs & Co., and Wachovia Capital Markets, LLC, as representatives of the several underwriters, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SUPPLY, INC.

Date: December 8, 2004	By:	/s/ THOMAS I. MORGAN
Thomas I. Morgan
President and Chief Executive Officer

Date: December 8, 2004	By:	/s/ DAVID BEARMAN
David Bearman
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)