Form 10-K
period 2005-01-31
HUGHES SUPPLY INC
filed 2005-04-12
CIK 49029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)  ☒  Yes    ☐  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($30.46 per share as of July 30, 2004): $1,795,567,289

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 66,421,867 shares of common stock ($1.00 par value) outstanding as of April 6, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 19, 2005 are incorporated by reference in Part III of this Report.

1.

FORWARD-LOOKING STATEMENTS

Some of the statements set forth or incorporated by reference in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions created by those sections. When used in this report and the information incorporated by reference herein and therein, the words “believe,” “anticipate,” “estimate,” “expect,” “may,” “will,” “should,” “plan,” “intend,” “project” or phrases such as “will be well-positioned to,” “will benefit,” “will gain” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, our expectations may not prove to be correct. Actual results or events may differ significantly from those indicated in our forward-looking statements as a result of various important factors, as discussed in the section entitled “Risk Factors” in Item 1. We assume no obligation to publicly update or revise our forward-looking statements, except to the extent required by law. The following should be read in conjunction with our consolidated financial statements and the notes thereto filed as part of this report.

PART I

ITEM 1.  BUSINESS

FISCAL YEAR

Beginning with fiscal year 2005 and thereafter, our fiscal year is a 52-week period ending on January 31. Previously, our fiscal year was a 52- or 53-week period ending on the last Friday in January. The change in our fiscal year ending date was made to simplify reporting and to allow for better comparability between reporting periods. Fiscal year 2005 and fiscal year 2004 each contained 52 weeks while fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the first quarter.

OUR BUSINESS

Founded in 1928, we are one of the largest diversified wholesale distributors of construction, repair and maintenance- related products in the United States. We distribute over 350,000 products to more than 100,000 customers through 503 branches located in 40 states and two Canadian provinces. Our principal customers include water and sewer, plumbing, electrical, and mechanical contractors; public utilities; municipalities; property management companies; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States, from which we derived 48% and 25%, respectively, of our net sales for the fiscal year ended January 31, 2005. We operate in 14 of the 15 fastest growing states in the United States, which collectively contributed 76% of our consolidated net sales during the fiscal year ended January 31, 2005.

We manage our business on a product line basis and report the results of our operations in seven operating segments and an Other category. During the fourth quarter of fiscal year 2005, we revised our segment reporting to include the Building Materials product line as its own separate operating segment due to the growth of and allocation of management resources to this product line. The seven operating segments are Water & Sewer; Plumbing/Heating, Ventilating and Air Conditioning (“HVAC”); Utilities; Maintenance, Repair and Operations (“MRO”); Electrical; Industrial Pipe, Valves and Fittings (“PVF”); and Building Materials. We include our Fire Protection and Mechanical product lines in the “Other” category. Our segments are complementary, enabling us to be a single-source provider and providing us with opportunities to secure a larger share of our customers’ business. Our customers use our products for commercial, residential, industrial and public infrastructure construction projects, and related maintenance, repair and operations. We believe the diversity of the end-markets we serve and our broad offering of replacement, repair and maintenance products help lessen the impact on us of the seasonality and cyclicality that affect the construction industry as a whole.

2.

ITEM 1.	BUSINESS

We believe that our more than 76 years of experience delivering superior customer service, the depth and breadth of our product offerings, and our sales force’s extensive technical expertise, make us a market leader in our businesses. The following table illustrates our estimated domestic market position (based on net sales) in each of our product lines, the primary end-markets served and the principal products sold:

Product Lines	Market Position	Primary End- Markets Served	Principal Products
Water & Sewer	#2 Nationally	Residential, Commercial, Public Infrastructure	Piping products, fire hydrants, water meters, storm drains, irrigation products, concrete vaults
Plumbing/HVAC	#2 Nationally	Residential, Commercial, Industrial	Plumbing fixtures and related fittings, plumbing accessories and supplies, HVAC equipment and parts
Utilities	#1 Nationally	Public Infrastructure	Electrical transmission and distribution equipment, wire and cable, energy products
MRO	#1 Nationally in Apartment MRO Market	Commercial	Plumbing and electrical supplies, appliances and parts, hardware and janitorial supplies, HVAC equipment and parts, door and window parts
Electrical	Market Leader in Southeast	Commercial, Residential, Industrial	Wire management products, electrical distribution equipment, wire and cable, automation equipment, data/communications products
Industrial PVF	Market Leader in Southwest	Industrial	Pipe, valves, flanges, fittings, plate, sheet, tubing
Building Materials	Market Leader in Southeast	Commercial, Industrial, Public Infrastructure	Rebar fabrication, lumber, wire mesh, concrete and masonry supplies, bridge rail, overhang brackets, tilt-up bracing rental and lifting/bracing inserts, bearing pads, sealants, waterproofing and fire-proofing materials
Other	Not Applicable	Commercial, Residential, Industrial	Fire protection products include sprinkler heads/devices, steel pipe and fittings, backflow prevention devices, valves, and hydrants. Mechanical products include pipe, valves, and fittings, steam traps, actuators, valve positioners, gauges

OUR INDUSTRY

Based on industry data and management estimates, we believe that the U.S. wholesale construction, repair and maintenance distribution market collectively generated approximately $200 billion of revenues in 2004 and is highly fragmented. We are one of the largest diversified wholesale distributors in the United States (based on net sales), and we have approximately a 2% overall market share. Spending in the U.S. construction, repair and maintenance industries generally follows trends in the domestic economy, although different factors affect the level of spending in various market segments, which can result in significantly different growth rates across those segments.

We believe that the following industry trends will benefit our business:

–	Continued Population Growth in Core Markets. According to U.S. Department of Commerce estimates, 14 of the 15 fastest growing states, from which we currently derive 76% of our consolidated net sales, will account for 75% of the net population change in the United States from 1995 to 2025. We believe this growth will lead to new residential and commercial construction and will require additions and improvements to public infrastructure.

–	Increased Spending on Domestic Public Infrastructure Projects. According to a 2002 report by the Congressional Budget Office, in order to replace and/or maintain aging public water and wastewater infrastructure, federal, state and local governments will need to spend an aggregate of approximately $300 billion over the next decade. We also anticipate increased spending over the next decade to upgrade electric transmission and distribution systems in the United States.

–	Continued Recovery in Commercial Construction and Improved Industrial Activity. Commercial and industrial construction and maintenance spending in the United States decreased significantly in the three-year period from 2001 through 2003. However, in 2004, commercial construction and industrial maintenance activity improved, and we believe that if the domestic economy continues to expand, construction and maintenance spending in the commercial and industrial sectors will continue to increase.

3.

ITEM 1.	BUSINESS

–	Industry Consolidation. The highly fragmented nature of our industry is leading to consolidation because larger distributors can more cost-effectively and efficiently meet customers’ needs, due in large part to greater information technology capabilities, financial capacity, purchasing power, national coverage and operating leverage compared to smaller competitors. In addition, larger distributors have the resources necessary to meet the demands of professional customers, such as a broad product offering from industry-leading manufacturers, better overall product expertise and value-added services. We believe that with our strong competitive position, size, strong capital structure, geographic reach and experienced management team, we are well-positioned to continue to benefit from consolidation trends within the wholesale distribution industry.

–	Increased Market Share Opportunities for National MRO Distributors. We believe that the continuing consolidation of large property management companies and the continuing growth in group purchasing organizations will benefit MRO distributors that can provide single-source purchasing and national same- or next-day delivery capabilities. We believe that we are well-positioned to capitalize on these trends as well as additional opportunities in the property management, lodging and hospitality, healthcare, education and government services markets.

OUR COMPETITIVE STRENGTHS

We believe the following competitive strengths are the keys to our success:

–	Respected Industry Leader in a Highly Fragmented Market. As one of the largest and most well-recognized diversified distributors of construction, repair and maintenance-related products in the United States, we have advantages over our smaller competitors. We enjoy economies of scale, such as significant purchasing power with our vendors; a broad offering of products and services; the resources to invest in state-of-the-art information technology and other operating systems to offer value-added services to our customers; and the geographic presence to serve national accounts.

–	Comprehensive Product Offering and Loyal Customer Relationships. As part of our emphasis on superior customer service, we offer more than 350,000 products, providing us with a competitive advantage over smaller distributors that focus on a narrower product range. We believe our broad product offering provides us opportunities to be a single-source supplier to our customers and to participate in multiple phases of construction projects and related repair and maintenance work. We complement our product offering with customer-driven, value-added services, such as integrated supply, kitting, assembly and fabrication services. We believe that our operating history of over 76 years, our broad product and service offering, our highly knowledgeable sales force, our local market focus, our well-known brand name and our reputation for superior customer service have been critical to our ability to shift our customers’ purchasing decision away from one based primarily on price to one also built on expertise, trust, loyalty and service.

–	Highly Knowledgeable Sales Force. We have approximately 2,400 sales personnel who work directly with our branches. The members of our sales force are highly knowledgeable technical professionals, many of whom have engineering or other technical backgrounds. As a result, our customers work directly with sales personnel who have relevant expertise in our customers’ particular disciplines. We believe that our technical expertise and our collaborative working relationship with our customers as well as our delivery capabilities distinguish us from many of our competitors, including large retailers of home improvement products, which we believe are not well-equipped to provide the depth of technical expertise and service that professional customers require.

–	Strong Purchasing Power. Because of our size and market position, we have significant purchasing power with our vendors. We use our preferred vendor program to concentrate a significant portion of our purchasing with a core group that views us as a strategic partner and offers us higher discounts and greater rebates than we would achieve through more diffuse purchasing practices. These discounts and volume rebates enable us to respond effectively to competitive pressures in our local markets.

–	Highly Experienced and Proven Senior Management Team. We believe that our senior management team’s experience with rapidly growing and market-leading distribution companies is a competitive advantage as we seek to expand our business.

–	Since May 2003, Tom Morgan has served as President and Chief Executive Officer, and he served as Chief Operating Officer previously from March 2001 until May 2003. Prior to joining us, Mr. Morgan was Chief Executive Officer of U.S. Office Products and spent 22 years at Genuine Parts, an automotive and office products distributor.

–	In March 2003, David Bearman joined our company as Executive Vice President and Chief Financial Officer. Mr. Bearman’s experience includes serving as Chief Financial Officer of Cardinal Health, a pharmaceutical distribution company, and NCR, a technology product and services company, and more

4.

ITEM 1.	BUSINESS

than 20 years’ prior experience at General Electric Company, where he served as Chief Financial Officer of four different GE subsidiaries.

–	In February 2005, Neal Keating joined our company as Chief Operating Officer. Prior to joining us, Mr. Keating was Chief Executive Officer of GKN Aerospace and spent 24 years at Rockwell International, including 19 years at Rockwell Automation/Allen-Bradley where he worked extensively with electrical distributors. He concluded his service at Rockwell Collins as Executive Vice President and Chief Operating Officer of the Commercial Systems division.

–	Gradie Winstead has served in a variety of executive positions in his thirty years with our company and is experienced in the construction distribution industry. Mr. Winstead currently serves as Executive Vice President of Strategic Business Development and is responsible for all sales, services, marketing and business development. Previously, he has served as President of Sales and Services and Group President.

OUR BUSINESS STRATEGY

We intend to become the leading diversified distributor of construction, repair and maintenance-related products in the United States. In pursuing that goal, we expect to significantly increase our earnings and return on invested capital, which we believe will lead to increased shareholder value. Management uses internal return on invested capital to measure how effectively capital is allocated to core operations and uses external return on invested capital in assessing potential acquisition candidates. Our multi-year strategy focuses on organic growth; strategic acquisitions; and best-in-class operations.

The key elements of our strategy are to:

–	Capitalize on Organic Growth Opportunities. We believe there is potential for organic growth in each of our businesses. In particular, we intend to capture additional MRO business by continuing to expand our geographic footprint, further developing our MRO-specific, web-based catalog business and targeting national accounts serving the property management, lodging and hospitality, healthcare, education and government services markets. In our Water & Sewer business, in addition to capitalizing on population growth trends and the resulting infrastructure needs, federal and state mandates requiring drainage and storm water management compliance present significant opportunities for us. In our Utilities business, we also believe there are opportunities for us to develop and enhance relationships with municipal, cooperative and investor-owned electric utility companies that, in order to gain efficiencies and reduce inventories, are relying more on wholesale distributors for procurement services.

–	Pursue Disciplined Acquisition Program. In addition to our organic growth, we continue to pursue selective acquisitions of companies that complement our current portfolio of businesses. When evaluating acquisition candidates, we seek companies that are market leaders; possess good operations management with compatible sales and services cultures to our own; serve attractive end-markets; generate high returns on invested capital; reduce our exposure to the seasonality and cyclicality of new construction markets; and expand our national footprint. Our acquisitions of Southwest Power, Inc./Western States Electric, Inc. (Utilities), Todd Pipe & Supply (Plumbing/HVAC) and Standard Wholesale Supply Company (Water & Sewer) in fiscal year 2005, of Century Maintenance Supply, Inc. (MRO) and Marden Susco, LLC (Water & Sewer) in fiscal year 2004, and of Utiliserve Holdings, Inc. (Utilities) in fiscal year 2003, demonstrate our ability to identify and consummate acquisitions of companies that meet our selective criteria. We also evaluate our current product lines against these criteria and will make changes to our portfolio as we deem appropriate.

–	Focus on Best-in-Class Operations. Our operating strategy is to buy, operate and sell as one integrated, streamlined organization. Specific actions taken or to be taken include the following:

–	The implementation of an integrated, company-wide, industry-leading distribution platform to ensure that our logistics and customer support functions operate on a common system, which is part of the information technology framework we collectively refer to as Hughes Unified;

–	The development and implementation of best-in-class financial and analytical systems with a particular emphasis on enhanced management of our accounts receivable and accounts payable to gain transactional efficiencies and on data warehousing to ensure that we are capturing relevant and timely information about our customers and vendors that will aid in decision making;

–	The realignment of our management structure and sales force between sales and operations personnel by appointing a President and Vice President of Operations for each major product line in order to provide greater focus on enhancing our sales performance and customer satisfaction while managing our operations and distribution practices in a streamlined and cost effective manner;

5.

ITEM 1.	BUSINESS

–	The rationalization of our branches, particularly in our Plumbing/HVAC, MRO and Electrical businesses, to maximize branch profitability while continuing to provide our customers with convenient access to our broad product offerings;

–	The upgrade of our purchasing system that will provide us with additional purchasing leverage resulting in improved margins and will enhance our working capital efficiency by improving fill rates and inventory turnover;

–	The shift in distribution philosophy from maintaining separate branches by product line to opening megacenter facilities that provide multiple product lines within one location, thus providing for easier customer access and cross selling opportunities across our product lines in addition to serving as distribution points for certain product lines;

–	The strengthening of our position in the supply chain by further integrating our business with that of our vendors through the use of electronic data interfaces and other technology links and with the businesses of our customers by providing value-added services, such as integrated supply, kitting, assembly and fabrication services; and

–	The continued execution of best-in-class marketing programs, targeting both customers and vendors, which are designed to build on the Hughes brand name, to increase incremental revenues, improve customer retention and enhance business relationships across the supply chain.

OUR BUSINESSES

We distribute products and offer services in the following major product categories, which correspond to our reportable operating segments. A summary of net sales, operating income, assets and accounts payable for our operating segments is incorporated herein by reference to Note 2 to the consolidated financial statements in Item 8 of this Form 10-K.

Water & Sewer

We provide a complete line of water, sewer and storm-drain products to serve the needs of both contractors and municipalities in all aspects of the water and wastewater industries. Our waterline products transmit potable and non-potable water from the source to treatment plants, storage towers and pumping stations and ultimately to homes and businesses. Also included in this product category is our concrete business, which complements our Water & Sewer business by manufacturing prefabricated concrete vaults used for sewer and storm drain applications. Because all commercial and residential structures require water and sewer systems, we consider our Water & Sewer business to be a leading indicator of future construction activity. Our Water & Sewer business operates primarily in the southeast, southwest and western United States through 109 branches located in 23 states.

Products and Services.  The products in our Water & Sewer segment include waterworks products such as piping, fire hydrants, water meters, storm drains, irrigation products, backflow prevention devices, concrete sewer products and concrete electrical and telephone vaults. In addition, we offer specialized industry services including leak detection, water system audits, hot tapping, manhole rehabilitation, line stopping, control valve testing and repair and engineered plant products and services.

Customers.  The Water & Sewer segment primarily serves the residential, commercial and public infrastructure markets with customers including underground utility contractors, utility companies, site developers, municipalities and government agencies.

Competition.  We are the second largest distributor of water and sewer products in the United States. Our primary competitors in the water and sewer market include National Waterworks, Inc. and Ferguson Enterprises, Inc. (a subsidiary of Wolseley plc) on a national level and other regional and local distributors.

Plumbing/HVAC

We are one of the nation’s largest distributors of plumbing supplies, offering complete inventories for one-stop service. Our plumbing products are sold primarily to commercial and residential contractors and homebuilders for bathroom and kitchen installation. Also included in this segment is our HVAC business, which distributes air conditioning and heating equipment. Our HVAC products are sold to contractors for the installation and repair of central air conditioners, furnaces and refrigeration systems. Our Plumbing/HVAC business operates primarily in the southeast, southwest and western United States through 158 branches located in 19 states.

Products and Services.  The products in our Plumbing/HVAC segment include residential and commercial water heaters, furnaces, heat pumps, pipe and fittings, air conditioning units, plumbing fixtures, faucets and accessories, pumps and sprinkler heads, mechanical valves and repair parts. In addition, our dedicated technical personnel provide complete plastics fabrication, pipe cutting and threading, project management, procurement and field services.

Customers.  The Plumbing/HVAC segment serves the residential, commercial and industrial markets with customers

6.

ITEM 1.	BUSINESS

including plumbing, mechanical, HVAC and remodeling contractors; homebuilders; commercial and industrial purchasing agents; and municipalities.

Competition.  We are the second largest wholesale distributor of plumbing products in the United States. Our primary national competitors in the Plumbing/HVAC market include Ferguson Enterprises, Inc., Noland Company, Hajoca Corporation, Winholesale, Inc. and Watsco Inc.

Utilities

Following our acquisition of Southwest Power, Inc./Western States Electric, Inc. (collectively referred to as “SWP/WSE”) on November 1, 2004, we are the nation’s largest distributor of transmission and distribution products to electric utility companies. We believe that there are opportunities for us to develop enhanced relationships with municipal, cooperative and investor-owned electric utility companies, which we believe the wholesale distribution industry historically has underserved. As utility companies seek ways to gain efficiencies in costs and working capital, they are increasingly turning to wholesale distributors for purchasing and inventory management services. In addition to broad and deep inventories, we offer supply chain management services that lower costs and improve service levels. Our Utilities business operates throughout the United States through 62 branches, serving utility customers in 26 states and one Canadian province.

Products and Services.  The products in our Utilities segment include electrical distribution equipment, wire and cable, energy products, electrical meters and pole line hardware. In addition, we offer value-added services that include warehouse integration and outsourcing; substation, transmission and distribution packaging; meter testing and repair; field-testing; tool repair; and storm and emergency response.

Customers.  The Utilities segment primarily serves the public infrastructure markets with customers including various municipal, cooperative and investor-owned electric utilities.

Competition.  We are the largest distributor of electric utilities products in the United States. Our primary competitors in the electric utilities market are Wesco International, Inc. on a national level and various regional independent distributors.

MRO

Following our acquisition of Century Maintenance Supply, Inc. (“Century”) on December 19, 2003, we are the nation’s largest MRO products supplier in the apartment MRO industry. Currently, there are approximately 20 million apartment units in the United States that continually require routine maintenance and repair in order to retain existing tenants and attract new ones. Though low apartment occupancy levels created a challenging sales environment during fiscal year 2005, the apartment MRO market has historically been less cyclical than new construction markets as maintenance work is required regardless of economic and/or weather conditions. With our full range of MRO supplies that are available to be shipped for same or next-day delivery, we are able to provide our customers with the items they need quickly and efficiently. Our MRO business operates throughout the United States currently through 48 branches located in 28 states.

Products and Services.  The products in our MRO segment include the items needed to maintain an apartment unit or complex in good working condition, such as plumbing and electrical supplies, appliances and parts, hardware, door and window parts, HVAC equipment and parts, pool maintenance supplies, lawn and garden and janitorial supplies. Our services include custom cutting and building of products such as mini-blinds, drawers and screens; lock re-keying for bulk lock orders and customer-specific activities, such as seminars and customized ordering.

Customers.  The MRO segment primarily serves the multi-family housing market with commercial customers that include local, regional and national property management companies that either own or manage apartment complexes.

Competition.  Our primary competitors in the apartment MRO market include Home Depot Supply and Wilmar Industries, Inc. (a subsidiary of Interline Brands, Inc.) on a national level, and other local wholesale and retail hardware and home improvement stores.

Electrical

We were founded over 76 years ago as a distributor of electrical supplies. Our Electrical segment provides electrical construction and maintenance products and related services to the commercial, residential and industrial markets. While we have expanded into other product lines and markets, the Electrical segment remains an important part of our business and an essential complement to our other product lines. Our Electrical business operates primarily in the southeastern and southwestern United States through 38 branches located in 5 states.

Products and Services.  The products and services in our Electrical segment include wire management products, electrical distribution equipment, wire and cable, automation equipment, tools and fasteners, lamps, light fixtures, motor controls, energy products, wiring devices, data/communications products and storeroom/job trailer management.

7.

ITEM 1.	BUSINESS

Customers.  The Electrical segment serves the commercial, residential and industrial markets with customers including commercial businesses, electrical contractors, industrial companies and original equipment manufacturers (“OEMs”).

Competition.  We are a market-leading distributor of electrical products in the southeastern United States. Our primary national competitors in the electrical market include Graybar Electric Company, Inc., Consolidated Electrical Distributors, Inc., Rexel, Inc., Wesco International, Inc., GE Supply (a division of General Electric Company), Sonepar USA and numerous smaller electrical distributors.

Industrial PVF

We offer one of the nation’s largest inventories of high quality, specialty stainless and high nickel alloy industrial PVF products for industrial, mechanical and specialty uses. Our extensive depth and breadth of products and key relationships with the world’s leading manufacturers enable us to deliver solutions to a wide range of industrial and commercial customers. Our Industrial PVF business operates primarily in the southwestern United States through 36 branches located in 15 states and one Canadian province.

Products and Services.  The products in our Industrial PVF segment include pipe, valves, flanges, fittings, plate, sheet and tubing, all offered in commodity and specialty materials and in various temperature and pressure ratings. Services include valve automation and repair, piping fabrication and pipe cutting and grooving.

Customers.  The Industrial PVF segment primarily serves the industrial markets with customers that include power, petrochemical, food and beverage, pulp and paper, mining, marine and pharmaceutical companies; industrial and mechanical contractors; fabricators; wholesale distributors; exporters; and OEMs.

Competition.  We are a market-leading distributor of industrial PVF products in the southwestern United States. Our primary national competitors in the Industrial PVF market include Wilson Pipe & Supply Inc., McJunkin Corporation, Ferguson Enterprises, Inc. and Red Man Pipe and Supply Company.

Building Materials

As one of the nation’s largest distributors of specialty construction supplies, we are able to provide our customers with field-tested and proven brand names for a wide range of building materials. Our Building Materials’ business operates in the southeastern United States through 28 branches located in five states.

Products and Services.  Our Building Materials’ segment includes rebar fabrication, lumber, wire mesh, concrete and masonry supplies and accessories, bridge rail, overhang brackets, tilt-up bracing rental and lifting/bracing inserts, bearing pads, sealants, waterproofing and fireproofing materials, commercial washroom specialties, tools and accessories.

Customers.  The Building Materials segment primarily serves the commercial, industrial and public infrastructure markets, with customers such as general contractors and subcontractors, including concrete, masonry and road and bridge contractors.

Competition.  Our primary competitors in the building materials market include White Cap Construction Supply (a division of Home Depot), Construction Materials, Inc., Ram Tool and Supply and numerous smaller distributors.

Other

Our “Other” product category includes our Fire Protection and Mechanical businesses.

Fire Protection.  We are one of the nation’s largest distributors of fire protection products offering complete fire protection pre-fabrication capabilities, which allows us to construct, deliver and install entire fire protection systems for our customers. Our Fire Protection branches and fabrication facilities are located strategically within our large network of Water & Sewer branches, giving our customers access to materials for both aboveground and underground applications. Our Fire Protection business operates throughout the United States through 20 branches located in 13 states.

Products and Services.  Our Fire Protection product line includes sprinkler heads and devices, steel pipe and fittings, backflow prevention devices, valves, hydrants, air compressors and fabrication.

Customers.  The Fire Protection product line serves fire protection contractors, subcontractors and builders in the commercial, residential and industrial markets.

Competition.  Our primary national competitors in the fire protection market include Pacific Fire Safety (a division of Ferguson Enterprises, Inc.), Viking Fire Group, Tyco Fire Products and Reliable Automatic Sprinkler Company, Inc.

Mechanical.  Our Mechanical business offers a complete inventory of valves, actuators and accessories, and a variety of consulting services. Our Mechanical business operates in the southeastern United States through four branches located in three states.

8.

ITEM 1.	BUSINESS

Products and Services.  Our Mechanical product line includes carbon, stainless and thermoplastic pipe, valves, fittings and accessories; steam traps; actuators; valve positioners; gauges; sanitary piping systems; valve automation and repair; high density polyethylene (hdpe) pipe fabrication and field installation and pipe cutting and grooving.

Customers.  The Mechanical product line serves the commercial and industrial markets, with customers including fabricators, OEM’s, industrial subcontractors, mechanical contractors, exporters, purchasing agents, maintenance departments, engineering departments and planners.

Competition.  Our primary competitors in the mechanical market include Ferguson Enterprises, Inc., McJunkin Corporation, Winholesale, Inc. and Home Depot Supply.

OUR CUSTOMERS

We currently serve over 100,000 active customers who are typically professionals who choose their vendors primarily on the basis of product availability, relationships with and expertise of sales personnel, price and the quality and scope of services offered. For the year ended January 31, 2005, no single customer accounted for more than 1% of total sales and, as a group, the top ten customers comprised less than 5% of total sales. Additionally, professional customers generally buy in large volumes, are repeat buyers because of their involvement in longer-term projects and require specialized services. We do not market our products to retail consumers. We differentiate ourselves with the depth and breadth of products offered and services provided, including fabrication, integrated supply, kitting, design assistance, material specifications, scheduled job site delivery, follow-up job site visits to ensure satisfaction and technical product services (including blueprint take-off and computerized order quotes).

VENDORS

To be the best customer service company in each of the industries we serve, we must offer, and provide on a timely basis, a broad range of products our customers need, often on a special order basis. To accomplish this, we purchase from over 12,000 vendors; however, approximately 800 vendors comprised over 90% of our consolidated purchases for fiscal year 2005 compared to approximately 900 vendors in fiscal years 2004 and 2003. No single vendor accounted for more than 5% of our total purchases during the fiscal years 2005, 2004 and 2003. We have a centralized merchant relations department, which is dedicated to fostering key vendor relationships, consolidating purchasing volume and refining agreements with our vendors. Key initiatives in this area include:

–	Vendor and Purchasing Consolidation. Our vendor and purchasing consolidation efforts have resulted in significantly higher rebate income over the past several years. In addition to providing higher rebate income, our vendor consolidation efforts for products such as polyvinyl chloride (pvc) pressure fittings (five vendors to one vendor) have increased efficiency by simplifying administrative processes and improving service levels from our vendors, without sacrificing service to our customers.

–	Preferred Vendor Program. Our preferred vendor program has resulted in stronger, more strategic relationships with a more concentrated group of vendors. It leverages our existing vendor relationships by helping to increase sales of our vendors’ products through various initiatives, including sales promotions and cooperative marketing efforts.

–	Electronic Data Interchange (EDI). Our EDI initiative is intended to facilitate the electronic exchange of a full set of transactions such as purchase orders, acknowledgements and invoices from our vendors to our accounts payable processing. This ongoing initiative is expected to result in reduced manual efforts and increased data reliability and accuracy. This initiative requires minimal investment and provides significant opportunities for improved customer service and supply chain efficiencies. We will continue our focus on this and other initiatives to automate our purchasing process and achieve cost savings from the elimination of manual and redundant back-office systems and functions.

We expect the continued development of these vendor initiatives, together with the implementation of our integrated distribution platform and a state-of-the-art purchasing system upgrade, will significantly improve profitability, supply chain efficiencies and customer service, while helping us achieve our goal of efficiently buying, operating and selling as one integrated company.

DISTRIBUTION AND LOGISTICS

Our distribution network consists of over 500 branches and four central Plumbing/HVAC distribution centers in the United States. The efficient operation of our distribution network is critical in providing quality service to our customer base. Our central distribution centers and branches use warehouse management technology to optimize receiving, inventory control and picking, packing and shipping functions. Our purchasing agents in our branches use a computerized inventory system to monitor stock levels, while central distribution centers in our Plumbing/HVAC segment in Arizona, Florida, North Carolina and Ohio provide purchasing assistance as well as a broad stock of inventory that supplements the inventory of our Plumbing/HVAC branches. In addition, we use several of our larger branches in other parts of the United States as distribution points for certain product lines.

9.

ITEM 1.	BUSINESS

The majority of customer orders are shipped from inventory at our branches. In order to maintain complete control of the delivery process, we use approximately 3,400 vehicles from our total vehicle fleet to deliver products to our customers. We also accommodate special orders from our customers and facilitate the shipment of certain large volume orders directly from the manufacturer to the customer. Orders for larger construction projects normally require long-term delivery schedules throughout the period of construction, which in some cases may continue for several years.

We are continuously searching for ways to leverage our people, facilities and fleet. In November 2003, we opened a megacenter branch facility in Miami, Florida in which six product lines operate in a two-building campus on 22 acres. The megacenter branch configuration will increase our efficiency and make it easier for the product lines to work together and for customers to purchase from Hughes. Although the product lines share a common facility, their operations will not be fully integrated until the completion of our Hughes Unified implementation, which will allow us to more fully integrate certain functions, including warehousing, administration and fleet operations of our product lines and provide future opportunities for purchasing and inventory management efficiencies. We are currently moving into a similar megacenter facility in the Atlanta area and expect to complete another similar facility in the Orlando area within the next two years. We will continue to evaluate future implementations of this branch configuration in other geographic areas.

SALES

We employ a specialized and experienced sales force for each of our product lines, including approximately 1,000 outside sales representatives who work with contractors, subcontractors, professional buyers, property management companies and municipalities. Our sales representatives provide product specifications and usage data, design solutions and develop job quotes in an effort to help customers fulfill their needs. Additionally, approximately 1,000 inside sales account representatives and 400 counter associates expedite orders, deliveries, quotations, requests for pricing and the release of products for delivery.

MARKETING

Our marketing department’s focus is to develop innovative opportunities that drive incremental sales, increase customer retention and build long-term business relationships across the supply chain. Our marketing programs build Hughes brand awareness and bring value to the supply chain by helping our vendors market their products to a broad customer base. These programs also give our customers best value in quality and cost with special offers/services through our vendor partners. We are continuing to execute our best-in-class marketing programs, and believe the following marketing materials and programs are unparalleled in our industry and differentiate us from our competitors:

–	The production of comprehensive product line catalogs with color photos that showcase vendors’ products, illustrate the breadth of product offerings and facilitate routine ordering for customers;

–	The creation of best-in-class promotional product brochures and branded market oriented publications that provide our sales force with the tools they need to increase sales, while providing our vendors with an opportunity to market selected offerings to our extensive customer base;

–	Unrivaled affinity and customer awards programs that drive incremental sales and build customer loyalty across the supply chain such as the creation of a new, comprehensive web-based program, known as Hughes Ewards, that incorporates travel, merchandise and training opportunities based on customer purchases of select products;

–	The hosting of themed marketing events throughout our major markets attended by thousands of our customers, which provides us with the opportunity to show customer appreciation while allowing our vendors to showcase their quality products/services and demonstrate the newest technology and application tips; and

–	The development of select private-labeled products and services under the ProValue brand that expand our product offerings and provide our customers with high quality, cost-effective solutions.

INFORMATION TECHNOLOGY

Our information technology (“IT”) systems are capable of supporting numerous operational functions including purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. In addition, our customers and sales representatives rely on these systems for real-time information on product pricing, inventory availability and order status. The systems also provide management with information relating to sales, inventory levels, customer payments and other data that is essential for us to operate efficiently and provide a high level of service to our customers.

We believe that our continued investment in upgrading, consolidating and integrating our IT systems is necessary to provide a state-of-the art platform to continue our strategic growth, efficiency and customer service programs. Our IT initiatives will help us increase operational efficiencies, particularly in the area of working capital management; improve information flow,

10.

ITEM 1.	BUSINESS

which will aid in decision-making; provide a means for decreasing transaction costs; and provide us with the infrastructure necessary to realize further administrative cost savings associated with past and future business acquisitions.

We continue to implement the Hughes Unified framework, which includes the Eclipse and Sx.Enterprise operating systems. These are e-commerce enabled, customer fulfillment, inventory management, logistics and distribution management systems designed specifically for construction and contractor-oriented distributors. We began implementing the Hughes Unified platform in December 2001 and have made significant progress through fiscal year 2005 with over 80% of our branches on the Hughes Unified platform, representing 74% of our total revenues. We expect implementation to be completed within the next year, providing us with better inventory management capabilities, improved matrix pricing disciplines, and a comprehensive view across all our businesses that will facilitate our ability to buy, operate and sell as one company.

In addition, we are implementing best-in-class applications for financial and data warehousing functions. In fiscal year 2005, we began the implementation of Oracle financial systems, which will provide us with the efficiency of one integrated system for financial transaction processing, consolidation, analysis and reporting. We expect the system to be fully implemented within the next year. Once fully implemented, we expect to achieve selling, general and administrative cost savings from the elimination of manual and redundant back-office systems and functions, as well as improved asset management from the higher functionality in credit and collections, and better financial analytics and reporting. Also in fiscal year 2005, we entered into an agreement with Teradata for a data warehousing and business analytics solution, which will enable us to gather the information from our various systems and perform customer, product and vendor profitability analyses, providing us with key information to strategically grow our businesses. The first data warehousing application was delivered in January 2005, with the implementation continuing over the next several years as we explore new reporting and analysis areas. Lastly, in December 2004, we began a search for a best-in-class purchasing system that, along with integration with our inventory and sales management systems, will allow us to better manage our inventory levels.

SEASONALITY

Our operating results are impacted by seasonality. Historically, sales of our products have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects.

COMPETITION

We are one of the largest wholesale distributors of our range of products in the United States, and we believe that no other company competes against us across all of our product lines. However, there is significant competition in each of our individual product lines. Our competition includes other wholesalers, manufacturers that sell products directly to their respective customer base and some of our customers that resell our products. To a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, MRO supplies and contractors’ tools also compete with us. Competition varies depending on product line, customer classification and geographic market. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise as to application and usage; advisory or other service capabilities; ability to build and maintain customer relationships; same-day delivery capabilities in certain product lines; pricing of products and provision of credit.

INVENTORIES

We are a wholesale distributor of construction, repair and maintenance-related products and therefore maintain extensive inventories to meet the rapid delivery requirements of our customers. Our inventories are based on the needs, delivery schedules and lead times of our customers. We focus on distributing products that leverage our strengths in inventory management, purchasing, specialized sales force, distribution and logistics, credit management and information technology. As of January 31, 2005, our inventories totaled approximately $633.9 million and represented approximately 25% of our total assets.

EMPLOYEES

As of January 31, 2005, we had approximately 9,300 employees. The acquisitions of SWP/WSE, Todd Pipe & Supply, and Standard Wholesale Supply Company added approximately 750 employees to our headcount in fiscal year 2005. We currently have 29 employees who are represented by two labor unions. We consider our relationships with our employees to be good.

ENVIRONMENTAL LAWS

Compliance with federal, state and local environmental protection laws has not, in the past, had a material effect upon our consolidated results of operations and financial condition. As a supplier of construction, repair and maintenance prod -

11.

ITEM 1.	BUSINESS

ucts, we distribute a limited number of chemical materials. These materials are packaged for transportation and storage in a manner that prevents our employees from having direct contact with the materials under normal conditions. Our limited exposure to such materials still requires compliance with applicable OSHA, EPA and DOT regulations for the safe handling, storage, and transportation of chemical materials, and we intend to devote increased resources to the maintenance and improvement of our regulatory compliance programs to further mitigate any such exposure. Compliance with such laws will likely require greater effort and expenditures in the future due to increasingly stringent requirements; however, we do not anticipate compliance having a material affect on our consolidated results of operations or financial condition.

RISK FACTORS

Our business is subject to significant risks. You should carefully consider the risks and uncertainties described below and in the other information included or incorporated by reference in this report, including our consolidated financial statements and the notes to those statements filed as part of this report. If any of the events described below actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

We operate in a highly competitive marketplace, which may result in decreased demand or prices for our products.

The wholesale construction, repair and maintenance distribution industry is highly competitive and fragmented. The principal competitive factors in our business include, but are not limited to:

–	Availability of, and ability to deliver, materials and supplies;

–	Technical product knowledge and expertise as to application and usage;

–	Advisory or other service capabilities;

–	Ability to build and maintain customer relationships;

–	Effective use of technology to identify sales and operational opportunities;

–	Pricing of products; and

–	Availability of credit.

Our competition includes other wholesalers and manufacturers that sell products directly to their respective customer base and some of our customers that resell our products. To a limited extent, retailers in the markets for plumbing, electrical fixtures and supplies, building materials, MRO supplies and contractors’ tools also compete with us. Competition varies depending on product line, customer classification and geographic market. We may not be successful in responding effectively to competitive pressures, particularly from competitors with substantially greater financial and other resources than us. Furthermore, because of the fragmented nature of the markets in which we operate, we are also susceptible to being underbid by local competition.

Delays in the implementation of our new Hughes Unified operating system, or interruptions in the proper functioning of our information systems, could disrupt our operations and cause unanticipated increases in our costs.

We continue to implement our Hughes Unified operating system and expect implementation to be completed for our existing Hughes businesses within the next year. Subsequent acquisitions could extend the time frame an additional year for those businesses exclusively. We believe that this time frame will enable us to reduce implementation-related risk, minimize customer disruption, reduce system outages and disruptions and spread implementation costs. Delays in the successful implementation of the new systems or their failure to meet our expectations could result in adverse consequences, including disruption of operations or unanticipated increases in costs. In addition, the proper functioning of our information systems is critical to the successful operation of our business. Although we protect our information systems through physical and software safeguards and we have back-up remote processing capabilities, these information systems are still vulnerable to natural disasters, power losses, telecommunications failures, physical or internet access intrusions and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily affect our ability to process orders, identify business opportunities, maintain proper levels of inventories, bill accounts receivable and pay expenses.

We rely heavily on our key personnel and the loss of one or more of these individuals could harm our ability to carry out our business strategy.

We believe that our ability to implement our business strategy and our continued success will largely depend upon the efforts, skills, abilities and judgment of our executive management team. Our success also depends to a significant degree upon our ability to recruit and retain our highly knowledgeable and skilled sales personnel and our sales and marketing, operations and other senior managers. We may not be successful in attracting and retaining these employees or in managing our growth successfully, which may in turn have an adverse effect on our results of operations and financial condition.

12.

ITEM 1.	BUSINESS

We may not be able to efficiently or effectively integrate newly-acquired businesses into our business or achieve expected profitability from our acquisitions.

Integrating newly-acquired businesses involves a number of risks, including:

–	Unforeseen difficulties in integrating operations and systems;

–	Problems assimilating and retaining the employees of the acquired company or our employees;

–	Challenges in retaining customers of the acquired company or our customers following the acquisition;

–	Problems implementing disclosure controls and procedures;

–	Unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly-acquired business;

–	Potential adverse short-term effects on operating results through increased costs or otherwise; and

–	The possibility that management may be distracted from regular business concerns by integration activities and related problem-solving.

If we are unable to effectively integrate strategic acquisitions, our business, results of operations and financial condition could be materially and adversely affected.

We may be unable to achieve our enhanced profitability goals.

We have set goals to progressively improve our profitability ratio over time by enhancing our gross margin ratio and reducing our expense ratio. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the following:

–	Failure to improve our revenue mix by investing (including through acquisitions) in businesses that provide higher margins than we have been able to generate historically;

–	Failure to increase our rebates from vendors through our vendor consolidation initiatives;

–	Failure to improve our ability to manage prices with customers through the utilization of improved information technology;

–	Failure to reduce our overhead and support expenses following the full implementation of our new advanced distribution operating and financial management systems; and

–	Delays in implementing, or unexpected costs associated with, the continued rationalization of our branch distribution and support network.

Our results of operations are affected by changes in commodity prices and product demand.

Rising commodity prices can have a positive effect on our gross margins in periods of strong product demand or a negative effect when product demand is weak. During periods of rapid price decline, particularly during periods of weak demand, our net sales and gross margins could be negatively affected. As the value of our inventories and related cost of sales are determined by the moving average cost method, the impact of any commodity price changes on our cost of sales will generally occur later than the impact resulting from such changes on our net sales. Our financial results in fiscal year 2005 benefited from the effect of rising prices in the major commodities used in products we distribute, together with strong product demand. If we are negatively impacted by the factors described above, we may not be able to maintain the level of gross margins experienced in fiscal year 2005.

We have substantial fixed costs and, as a result, our operating income is sensitive to changes in our net sales.

A significant portion of our expenses are fixed costs, which do not fluctuate with net sales. Consequently, a percentage decline in our net sales has a greater percentage effect on our operating income. Any decline in our net sales could cause our profitability to be adversely affected. Moreover, a key element of our strategy is managing our assets, including our substantial fixed assets, more effectively, including through sales or other disposals of excess assets. Though we have been able to successfully leverage and manage our fixed assets in fiscal year 2005 through several sale-leaseback transactions and other asset disposals, our failure to rationalize our fixed assets in the time and within the costs we expect could have an adverse effect on our results of operations and financial condition.

Because our business is working capital intensive, we rely on our ability to manage our product purchasing and customer credit policies.

Our operations are working capital intensive, and our investments in inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. Approximately 94% of our net sales are credit sales, and although we take measures to secure lien and bond rights, where available, our customers’ ability to pay may depend on the economic strength of the construction industry and regional economies. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

13.

ITEM 1.	BUSINESS

We depend on our vendors for materials and supplies. Unexpected product shortages could interrupt our operations and adversely affect our results of operations and financial condition.

In total, we purchase materials and supplies from over 12,000 manufacturers and other vendors, no one of which accounted for more than 5% of our total material and supply purchases during fiscal 2005. Despite this widely diversified base of manufacturers and vendors, we may still experience shortages as a result of unexpected industry demand or production difficulties. If this were to occur and we were unable to obtain a sufficient allocation of products from other manufacturers and vendors, there could be a short-term adverse effect on our results of operations and a long-term adverse effect on our customer relationships and reputation. In addition, we have strategic relationships with key vendors. In the event we are unable to maintain those relationships, we may lose some of the competitive pricing advantages that those relationships offer us, which could, in turn, adversely affect our results of operations and financial condition.

We may not be successful in identifying and consummating future acquisitions, which is an important element of our business strategy.

We intend to continue to grow, in part, through strategic acquisitions. We compete with a number of other companies in pursuing acquisitions, and some of those competitors may be more successful than us in completing future strategic acquisitions. Moreover, acquisitions we propose to make may be subject to antitrust reviews and may face other regulatory challenges. In addition, we may require additional debt or equity financing to fund future acquisitions, and financing may not be available or may only be available on terms we consider unfavorable. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

We provide workers’ compensation, automobile and product/general liability coverage through a program that is partially self-insured. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. Though we believe that we have adequate insurance coverage in excess of self-insured retention levels, our results of operations and financial condition may be adversely affected if the number and severity of insurance claims increase.

Our indebtedness could limit our ability to operate our business, obtain additional financing and pursue other business opportunities.

As of January 31, 2005, our outstanding indebtedness was $545.7 million compared to shareholders’ equity of $1.25 billion. Our debt level may restrict our pursuit of new acquisition opportunities, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and prevent us from obtaining additional financing. Our failure to make required debt payments could result in an acceleration of our indebtedness, causing our outstanding indebtedness to become immediately due and payable. In addition, our revolving credit agreement requires us to meet specific financial and financial ratio tests on an ongoing basis. Our failure to meet those tests could limit our ability to borrow additional funds under that agreement and could result in an event of default, which, if left uncured, could lead to an acceleration of our indebtedness. We use those borrowings for working capital and general corporate purposes. A limitation on our ability to obtain additional revolving loans could materially and adversely affect our business.

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

Demand for our products and services depend to a significant degree on construction, repair and maintenance spending in the commercial, residential, industrial and public infrastructure markets. The level of activity in these end-markets depends on a variety of factors that we cannot control, including:

–	In the commercial market, vacancy rates, interest rates, the availability of financing and regional and general economic conditions;

–	In the residential market, new housing starts and residential renovation projects, which are influenced by interest rates, availability of financing, housing affordability, unemployment, demographic trends, gross domestic product growth and consumer confidence;

–	In the industrial market, capital spending, the industrial economic outlook, corporate profitability, interest rates and capacity utilization; and

–	In the public infrastructure market, interest rates, availability of public funds and general economic conditions.

Weather conditions can also affect the timing of construction and the demand for our products and services. Although we have diversified our business to reduce our exposure to the seasonality and cyclicality of the construction markets

14.

ITEM 1.	BUSINESS

through our focus on expanding our MRO and other replacement-related businesses, we continue to be sensitive to changes in the economy, which may adversely affect our results of operations and financial condition. We are especially susceptible to economic fluctuations in Florida, Texas, Georgia, North Carolina, California and Arizona, which collectively accounted for approximately 64% of our consolidated net sales in fiscal year 2005.

Fluctuating commodity prices may adversely impact our operating results.

The cost of steel, aluminum, copper, nickel alloys, polyvinyl chloride (pvc) and other commodities used in products distributed by us can be volatile. Market demand for these products drives cost volatility, and market demand is beyond our control. Although we attempt to pass increased costs to our customers, we are not always able to do so quickly or at all. Significant fluctuations in the cost of such commodities have adversely affected and in the future may adversely affect our results of operations and financial condition.

The movement of manufacturing facilities overseas may adversely affect our operating results.

The U.S. manufacturing industry has experienced, and is expected to continue to experience, a shift in production to overseas facilities. This shift has resulted in the closings of existing facilities in the United States, which from time to time has reduced, and may in the future reduce, the amount of our business in our Industrial PVF segment. If additional U.S. operations of our customers are moved overseas or if new plant construction in the United States continues to decline, our results of operations and financial condition may be adversely affected.

Risks Related to our Common Stock

Our quarterly results are seasonal and may have an adverse effect on the market price of our common stock.

Our operating results are seasonal. Historically, we have experienced lower operating results in the first and fourth quarters than in the second and third quarters of our fiscal year. Seasonal weather conditions, such as cold or wet weather, can also delay construction projects, further contributing to quarterly fluctuations in our operating results. If our financial results for a quarter fall below investors’ expectations, the market price of our common stock may decline, perhaps significantly.

Dividend payments are restricted and within the discretion of our Board of Directors.

The payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. We are also party to debt instruments and agreements that contain provisions limiting the amount of dividends that we may pay. In the future, we may become a party to debt instruments or agreements that further restrict our ability to pay dividends. Moreover, our Board may decide not to pay, or to reduce the amount of, dividends even when the aforementioned factors are positive.

Our stock price may fluctuate substantially.

Our common stock is traded on the New York Stock Exchange under the symbol “HUG.” The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, availability of capital, changes in general conditions in the economy, the financial markets, the wholesale construction, repair and maintenance industry or other developments affecting us, our customers or our competitors, some of which may be unrelated to our performance. Those fluctuations and demand for our products may adversely affect the price of our stock. In addition, if our results of operations fail to meet the expectations of investors, our stock price could decline.

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

Certain provisions of our restated articles of incorporation, as amended, Florida law and our shareholders’ rights plan may make it more difficult for a third party to acquire a controlling interest in us, even if a change in control would benefit shareholders. These provisions may delay or prevent transactions in which shareholders would receive a substantial premium for their shares over then-prevailing market prices. These provisions may also limit shareholders’ ability to approve transactions they may otherwise believe are in their best interests. In particular, these provisions include a provision dividing the Board of Directors into three classes of directors elected for staggered three-year terms; a provision authorizing the issuance of preferred stock without shareholder approval; and a

15.

ITEM 1.	BUSINESS

provision requiring that certain business combinations receive approval by two-thirds of our shares of voting stock.

AVAILABLE INFORMATION

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available on our website, www.hughessupply.com, under “Investor Relations,” free of charge, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. During the period covered by this report, we posted our periodic reports on Form 10-K, Form 10-Q, and our current reports on Form 8-K and any amendments to those documents to our website as soon as reasonably practicable after those reports were filed or furnished electronically with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, by calling 1-800-SEC-0330, or on the internet at www.sec.gov.

16.

ITEM 2.  PROPERTIES

Our corporate headquarters, a leased facility consisting of approximately 195,000 square feet, is located in Orlando, Florida. In addition, we own or lease approximately 560 properties representing over 500 branches in 40 states and two Canadian provinces. The typical sales branch consists of a combined office and warehouse facility with an average size of 19,000 square feet. We also operate four central distribution centers for our Plumbing/HVAC segment, with an average size of approximately 142,000 square feet. The following table presents the number of properties we leased and owned as of January 31, 2005:

	Leased	Owned
Water & Sewer	93	19
Plumbing/HVAC	145	29
Utilities	65	2
MRO	62	1
Electrical	35	5
Industrial PVF	31	8
Building Materials	24	7
Other	20	1
Corporate	7	6
Consolidated	482	78

We believe that our properties are in good condition and are suitable and adequate to carry out our business. The extent of utilization of such facilities varies based upon the seasonal demand for our products. It is not possible to measure with any degree of certainty or uniformity the extent of utilization of these facilities. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time lease or acquire additional facilities and/or dispose of existing facilities. None of the owned principal properties are subject to any encumbrance that is material to our consolidated results of operations or financial position.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the normal course of our business. In the opinion of our management, none of the proceedings are material in relation to our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter ended January 31, 2005.

17.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “HUG.” As of April 6, 2005, there were approximately 904 shareholders of record of our common stock, which includes broker dealers holding stock on behalf of approximately 11,600 beneficial owners. The following table presents the high and low intra-day sale prices for shares of our common stock for each quarterly period along with cash dividends per share in fiscal years 2005 and 2004:

Fiscal 2005	Q1	Q2	Q3	Q4	Year

Market price per share:
High	$30.25	$30.93	$31.95	$34.51	$34.51
Low	23.18	25.83	27.61	27.84	23.18
Dividends per share	$0.065	$0.065	$0.065	$0.065	$0.260
Fiscal 2004
Market price per share:
High	$14.45	$19.56	$20.08	$25.88	$25.88
Low	9.89	14.35	16.10	19.30	9.89
Dividends per share	$0.050	$0.050	$0.050	$0.050	$0.200

Dividends have been paid quarterly since 1980 with an increase in the dividend rate per share each of the last three years. Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. Accordingly, there can be no assurance that dividends will be declared or paid any time in the future. Dividend covenants in our debt agreements at January 31, 2005 limit the amount of available funds for the payment of dividends to $141.5 million.

On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased approximately 3.7 million shares at an average price of $11.45 per share, of which 0.5 million shares at an average price of $11.70 were purchased in fiscal year 2004 and 0.5 million shares at an average price of $13.89 per share were repurchased in fiscal year 2003. We did not repurchase any shares during fiscal year 2005 under the aforementioned share repurchase plan.

The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended January 31, 2005.

Period	Total number of shares (or units) purchased		Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
November 2004
(October 30 – November 26)	–		–	–	1,337,200
December 2004
(November 27 – December 31)	–		–	–	1,337,200
January 2005
(January 1, 2005 – January 31, 2005)	2,356	(1)	$31.26	–	1,337,200

(1)    These shares relate to an option exercise whereby the individual delivered 2,356 shares already owned for over one year in exchange for the shares received in the stock option exercise; thus, the transaction relates to a stock-for-stock exchange but is not considered to be purchased under the aforementioned share repurchase plan.

18.

ITEM 6.	SELECTED FINANCIAL DATA - in millions, except per share data and ratios

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our financial statements, notes to those statements and other financial information appearing elsewhere in this report.

Fiscal Years (1)	2005 (2),(3)	2004 (3),(4)	2003 (4)	2002	2001
STATEMENTS OF INCOME:
Net sales	$4,422.6	$3,253.4	$3,066.3	$3,037.7	$3,310.2
Cost of sales	3,383.3	2,519.7	2,356.6	2,340.6	2,565.1
Gross margin ratio to net sales	23.5%	22.6%	23.1%	22.9%	22.5%

Selling, general and administrative expenses	$791.3	$589.8	$568.0	$564.0	$590.6
Percentage of net sales	17.9%	18.1%	18.5%	18.6%	17.8%
Depreciation and amortization (5)	27.1	21.2	20.5	31.1	32.6
Operating income	220.9	122.7	121.2	101.3	106.3
Operating margin	5.0%	3.8%	4.0%	3.3%	3.2%

Interest expense	$30.6	$34.6	$30.3	$35.9	$43.3
Interest and other income	8.0	6.4	7.3	9.3	17.7 (6)

Income before income taxes	$198.3	$94.5	$98.2	$74.7	$80.7
Percentage of net sales	4.5%	2.9%	3.2%	2.5%	2.4%
Income taxes	74.6	36.8	40.1	30.6	34.2
Net income	123.7	57.7	58.1	44.1	46.5
Percentage of net sales	2.8%	1.8%	1.9%	1.5%	1.4%

Earnings per share (7):
Basic	$2.01	$1.26	$1.25	$0.95	$1.00
Diluted	1.95	1.23	1.23	0.94	0.99

Weighted average shares outstanding (7):
Basic	61.4	45.9	46.4	46.4	46.5
Diluted	63.4	47.0	47.3	46.8	47.2

BALANCE SHEETS:
Working capital (current assets less current liabilities)	$915.3	$603.6	$558.8	$588.3	$679.1
Property and equipment, net	92.8	161.8	157.8	145.7	152.1
Goodwill	718.6	609.8	320.1	263.8	249.8
Total assets	2,530.3	1,881.3	1,434.9	1,293.2	1,406.7
Total debt	545.7	413.3	441.9	422.9	531.5
Shareholders’ equity	1,253.9	1,012.0	644.8	594.5	570.0

Current ratio	2.4 to 1	2.4 to 1	2.5 to 1	3.1 to 1	3.2 to 1
Total debt-to-capital	30%	29%	41%	42%	48%

OTHER:
Cash dividends per share (7)	$0.260	$0.200	$0.178	$0.170	$0.170
Return on average shareholders’ equity	10.9%	7.0%	9.4%	7.6%	8.5%

19.

ITEM 6.	SELECTED FINANCIAL DATA

(1)	Beginning with fiscal year 2005 and thereafter, our fiscal year is a 52-week period ending on January 31. Previously, our fiscal year was a 52 or 53-week period ending on the last Friday in January. Fiscal year 2005 and fiscal year 2004 each contained 52 weeks while fiscal year 2003 contained 53 weeks.

(2)	Results for fiscal year 2005 include the results of Southwest Power, Inc. and Western States Electric, Inc. and their subsidiaries; Todd Pipe & Supply; and Standard Wholesale Supply Company from the acquisition dates of November 1, 2004, May 28, 2004, and May 3, 2004, respectively.

(3)	Results for fiscal years 2005 and 2004 include the results of Century Maintenance Supply, Inc. and Marden Susco, LLC from the acquisition dates of December 19, 2003 and August 4, 2003, respectively.

(4)	Results for fiscal years 2004 and 2003 include the results of Utiliserve Holdings, Inc. and its subsidiaries from the acquisition date of August 9, 2002.

(5)	Effective January 26, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized.

(6)	Includes an $11.0 million gain on the sale of our Pool and Spa business in January 2001 for $48.0 million.

(7)	Share and per-share data reflect, for all periods presented, the two-for-one stock split effective September 22, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our results of operations during fiscal years 2005, 2004 and 2003, our financial condition as of January 31, 2005, and our prospects for the future. This information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8 of this Form 10-K. The following sections will be discussed and analyzed herein:

–	Our Business

–	Consolidated Results of Operations

–	Segment Results of Operations

–	Liquidity, Capital Resources, and Financial Condition

–	Recent Accounting Pronouncements

–	Critical Accounting Policies

OUR BUSINESS

Company Overview

Founded in 1928, we are one of the largest diversified wholesale distributors of construction, repair and maintenance-related products in the United States. We distribute over 350,000 products to more than 100,000 customers through over 500 branches located in 40 states and two Canadian provinces. We generate revenues, income and cash flows by distributing supplies and providing value-added services to our principal customers. Our principal customers include water and sewer, plumbing, electrical, and mechanical contractors; public utilities; municipalities; property management companies; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

We manage our business on a product line basis and report the results of our operations in seven operating segments and an Other category. During the fourth quarter of fiscal year 2005, we revised our segment reporting to include the Building Materials product line as its own separate operating segment due to the growth and allocation of management resources to this product line. All prior period segment results have been reclassified to reflect these changes. The seven operating segments are Water & Sewer; Plumbing/HVAC; Utilities; MRO; Electrical; Industrial PVF; and Building Materials. We include our Fire Protection and Mechanical product lines in the Other category. This reporting structure is the basis management uses for making operating decisions and assessing performance and is on a basis consistent with how business activities are reported internally to management and the Board of Directors. A discussion of each respective operating segment is provided in greater detail in Item 1 of this Form 10-K and in Note 2 to the Consolidated Financial Statements.

Beginning with fiscal year 2005 and thereafter, our fiscal year is a 52-week period ending on January 31. Previously, our fiscal year was a 52- or 53-week period ending on the last Friday in January. The change in our fiscal year ending date was made to simplify reporting and to allow for better comparability between reporting periods. Fiscal year 2005 and fiscal year 2004 each contained 52 weeks while fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the first quarter.

20.

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

Recent Business Acquisitions

On November 1, 2004, we completed the acquisition of Southwest Power, Inc. and Western States Electric, Inc. and their subsidiary entities (collectively referred to as “SWP/WSE”) from a common private ownership group. SWP/WSE was a large privately-owned distributor of electrical transmission and distribution (T&D) supplies and equipment, focused exclusively on the western and southwestern United States and, recently, western Canada. The acquisition of SWP/WSE enables us to become a leader nationally in the electrical utility T&D supplies and equipment distribution market and is aligned with our growth strategy of investing in businesses that expand our national footprint and reduce business cyclicality. The purchase price consisted of $123.1 million of net cash paid for SWP/WSE’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $31.7 million, subject to finalization of working capital adjustments in accordance with the purchase agreement. The results of SWP/WSE’s operations have been included in our consolidated statements of income since November 1, 2004.

On May 28, 2004, we acquired Todd Pipe & Supply (“Todd Pipe”), one of the largest independent wholesale plumbing suppliers in Southern California and Las Vegas, Nevada. Todd Pipe’s historical returns have been higher than those of our other plumbing operations, and its acquisition expands our geographic footprint into higher growth markets. The purchase price consisted of $85.3 million of net cash paid for Todd Pipe’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $43.8 million. Approximately $81.8 million of the total purchase price has been paid through January 31, 2005. The results of Todd Pipe’s operations have been included in our consolidated statements of income since May 28, 2004.

On May 3, 2004, we acquired Standard Wholesale Supply Company (“Standard”), a distributor of waterworks, electrical and plumbing products primarily serving residential and infrastructure water and sewer contractors and customers in Las Vegas, Nevada. The acquisition of Standard allows us to accelerate our expansion into the high-growth market of Las Vegas, Nevada, and also allows us to invest in a business that is well-aligned with our culture of providing the highest level of service possible to the customer, along with quality products. The purchase price consisted of $25.7 million of net cash paid for Standard’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $11.7 million. The results of Standard’s operations have been included in our consolidated statements of income since May 3, 2004.

On December 19, 2003, we acquired Century Maintenance Supply, Inc. (“Century”), a leading supplier of MRO products serving the multi-family apartment market throughout the United States. The acquisition has enabled us to become a leader in the apartment MRO market and has facilitated entry into adjacent customer markets such as hospitality and lodging, assisted living and healthcare, education and government. The purchase price consisted of $260.0 million of net cash paid for Century’s net assets along with the assumption of $31.5 million of accounts payable and accrued liabilities and $101.5 million of debt. The results of Century’s operations have been included in our consolidated statements of income since December 19, 2003.

On August 4, 2003, we acquired substantially all of the net assets of Marden Susco, LLC (“Marden Susco”), a southern California supplier of underground piping products for use in municipal water, sewer and storm drain systems. The acquisition allowed us to expand our Water & Sewer business into California. The purchase price consisted of $19.6 million cash paid for Marden Susco’s net assets along with the assumption of $13.7 million of accounts payable and accrued liabilities and $6.7 million of debt. The results of Marden Susco’s operations have been included in our consolidated statements of income since August 4, 2003.

On August 9, 2002, we acquired all of the capital stock of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”), a wholesale distributor of electrical transmission and distribution products and services to the U.S. electric utility industry. As a result of the acquisition, we became a leading provider of electrical transmission and distribution products and services in the United States. We also expanded our development of customer contracts as a result of Utiliserve’s value-added services, including vendor-managed inventory, collaborative emergency response and job-site delivery. The purchase price consisted of $33.4 million of net cash paid for Utiliserve’s net equity along with the assumption of $54.5 million and $33.2 million of debt and other liabilities, respectively. The results of Utiliserve’s operations have been included in our consolidated statements of income since August 9, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

Overview of Fiscal Year 2005 Results of Operations

Our results of operations for fiscal year 2005 reflected net sales, net income and diluted earnings per share growth

21.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

driven primarily by strength in commercial and residential construction demand, higher commodity prices across most of our segments, and the impact of recent acquisitions, including Century, Standard, Todd Pipe and SWP/WSE. Net sales increased by 35.9% or $1,169.2 million during fiscal year 2005 to $4,422.6 million from $3,253.4 million reported during fiscal year 2004. Organic sales increased by $640.1 million or 15.6%, with positive organic sales growth reported in all of our product lines and double-digit organic growth reported in seven of our nine product lines during fiscal year 2005. Net income totaled $123.7 million during fiscal year 2005, a $66.0 million or 114.4% increase compared to net income during fiscal year 2004 of $57.7 million. The increase in net income was primarily attributable to the 15.6% increase in organic sales; the impact of our recent acquisitions; a 90 basis point increase in our gross margin ratio to net sales; and a 30 basis point improvement in our ratio of operating expenses to net sales, despite higher expenses for variable compensation and benefits, professional services (particularly for fees related to systems development and Sarbanes-Oxley compliance), insurance and the integration of our acquisitions. Diluted earnings per share in fiscal year 2005 was $1.95 on 63.4 million weighted-average shares outstanding, compared to $1.23 per diluted share reported in the prior year on 47.0 million weighted-average shares outstanding. The 16.4 million increase in weighted-average shares outstanding was primarily the result of our equity offerings in January and October of 2004, at which times an additional 13.8 million and 4.0 million shares were issued, respectively.

Net Sales

Net sales are affected by numerous factors, including, but not limited to, changes in demand, commodity pricing, seasonality, weather, competition and construction cycles. The following table presents the major components of our consolidated net sales in fiscal years 2005, 2004 and 2003:

($ in millions)
Fiscal Years Ended	2005	2004	% Variance
Existing sales base	$3,628.2	$3,058.0	18.6%
Branch openings/closures	72.6	128.9
Acquisitions	1,037.9	911.7
Organic sales (1)	4,738.7	4,098.6	15.6%
Excluded (divested) branches (2)	2.9	6.8
Less: Pre-acquisition pro forma sales	(319.0)	(852.0)
Reported net sales	$4,422.6	$3,253.4	35.9%

($ in millions)
Fiscal Years Ended	2004	2003	% Variance
Existing sales base	$2,941.4	$2,885.3	1.9%
Branch openings/closures	25.0	32.3
Acquisitions	604.3	574.4
Organic sales (1)	3,570.7	3,492.0	2.3%
Additional week in FY03	–	53.4
Less: Pre-acquisition pro forma sales	(317.3)	(479.1)
Reported net sales	$3,253.4	$3,066.3	6.1%

(1) Organic sales is a measure used by management to assess the sales performance associated with branches we have had during each of the last two years (i.e., existing sales base), branches we have opened or closed within the last two years, and branches we have acquired during the last two years. During the first quarter of fiscal year 2005, we changed our organic sales methodology to include all branches, including those that were newly opened, closed and those acquired during the comparative fiscal periods; branches of any divested business are excluded from our calculation. For comparative purposes, prior period sales are reported on a pro forma basis to include pre-acquisition sales activity. We believe the new methodology more accurately reflects the current sales performance of all our branches, including those newly acquired. All organic sales amounts and percentages presented in this report exclude the impact of the additional week of net sales in the first quarter of fiscal year 2003.

(2) During the third quarter of fiscal year 2005, we sold a business within the MRO segment for $2.6 million, which resulted in a gain of approximately $0.1 million. This business was sold because it was not a core operation within the MRO segment.

Fiscal Year 2005 Compared to Fiscal Year 2004

Net sales in fiscal year 2005 totaled $4,422.6 million, an increase of $1,169.2 million or 35.9%, compared to fiscal year 2004’s net sales of $3,253.4 million. Organic sales increased by $640.1 million or 15.6%, with positive growth reported by each of our seven business segments and the Other category, with five of our seven business segments and the product lines in our Other category reporting double-digit growth. The increase in net sales included approximately $305.7 million of net sales in fiscal year 2005 from the acquisitions of Standard, Todd Pipe and SWP/WSE in addition to $353.5 million associated with the impact of a full year of sales relating to the acquisitions of Century and Marden Susco in December and August 2003, respectively. The remaining increase in net sales was primarily due to growth in our exist -

22.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ing base of branches as a result of a higher level of commercial construction and industrial activity, continued strength in residential construction, and higher commodity prices across most businesses as compared to fiscal year 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

Net sales in fiscal year 2004 totaled $3,253.4 million, an increase of $187.1 million or 6.1%, compared to fiscal year 2003’s net sales of $3,066.3 million due partially to the acquisitions of Century, Marden Susco and Utiliserve as well as strong residential construction activity and an improvement in the commercial construction market during the second half of the fiscal year. The Century and Marden Susco acquisitions added net sales of $29.2 million and $31.2 million, respectively, during fiscal year 2004. A full year of Utiliserve activity in fiscal year 2004 increased net sales by $131.3 million. These increases were partially offset by a benefit of $53.4 million included in fiscal year 2003’s consolidated net sales due to the additional week included in its first quarter.

During fiscal year 2004, organic sales increased $78.7 million or 2.3% as compared to fiscal year 2003 due to the procurement of several large subdivision and municipal projects in the midwestern water and sewer markets, an overall improvement in the commercial construction markets served by the Plumbing/HVAC segment and the Building Materials segment in the eastern United States, and market share growth in the MRO segment. These increases were partially offset by lower sales in the Industrial PVF segment due to weak end-market demand and the loss of a large Utilities segment customer during the second quarter of fiscal year 2004.

Gross Margin

Gross margin is affected by numerous factors, including, but not limited to, business and product mix changes, demand, commodity pricing, competition, purchasing rebates and direct shipments compared to stock sales. Gross margin and gross margin ratio to net sales in fiscal years 2005, 2004 and 2003 were as follows:

Gross Margin ($ in millions)				Percentage & Basis Point Variances
Fiscal Years Ended	2005	2004	2003	2005	2004
Gross margin	$1,039.3	$733.7	$709.7	41.7%	3.4%
Gross margin ratio to net sales	23.5%	22.6%	23.1%	90	(50)

Fiscal Year 2005 Compared to Fiscal Year 2004

Gross margin ratio to net sales was 23.5% and 22.6% during fiscal years 2005 and 2004, respectively. The 90 basis point improvement during fiscal year 2005 was mainly attributable to a change in our net sales mix resulting from the acquisition of Century in December 2003, which is a higher margin business; the improved performance of our Industrial PVF and Building Materials segments, traditionally higher margin businesses, resulting from improved market conditions and stronger demand for materials that experienced commodity price inflation; improved purchasing leverage from our continued vendor consolidation efforts and improved programs with our suppliers; and the favorable impact of lower average cost inventory in the first half of fiscal year 2005.

Fiscal Year 2004 Compared to Fiscal Year 2003

The decrease in gross margin ratio to net sales to 22.6% in fiscal year 2004 from 23.1% in fiscal year 2003 was driven primarily by competitive pricing pressures and the mix of our net sales activity. During fiscal year 2004, the Utilities segment, which has historically generated lower gross margins than our other segments, comprised a higher percentage of consolidated net sales, and the Industrial PVF segment, a higher gross margin business, comprised a lower percentage of consolidated net sales. Additionally, an unfavorable margin impact resulting from higher inventory losses and write-downs was partially offset by an increase in vendor rebates resulting from our continued vendor consolidation efforts and improved programs with our suppliers.

Operating Expenses

We are primarily a fixed cost business; consequently, a percentage change in our net sales can have a greater percentage effect on our operating expense ratio. Operating expenses and percentage of net sales for fiscal years 2005, 2004 and 2003 were as follows:

Operating Expenses ($ in millions)				Percentage of Net Sales
Fiscal Years Ended	2005	2004	2003	2005	2004	2003
Personnel expenses	$523.4	$386.1	$379.8	11.8%	11.9%	12.4%
Other selling, general and administrative expenses	267.9	203.7	188.2	6.1%	6.3%	6.1%
Depreciation and amortization	27.1	21.2	20.5	0.6%	0.7%	0.7%
Total operating expenses	$818.4	$611.0	$588.5	18.5%	18.8%	19.2%

Fiscal Year 2005 Compared to Fiscal Year 2004

As a percentage of net sales, personnel expenses remained relatively consistent at 11.8% and 11.9% in fiscal year 2005 and 2004, respectively, with approximately one-half of the $137.3 million increase in personnel expenses year over year primarily relating to the Standard, Todd Pipe and SWP/WSE acquisitions completed during fiscal year 2005 and the incremental impact of a full year of operations for Century and Marden Susco. Our workforce increased 10.7% from approx -

23.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

imately 8,400 employees at January 31, 2004 to approximately 9,300 employees at January 31, 2005 primarily as a result of acquisitions. Excluding the impact of the acquisitions, personnel expenses increased $68.4 million or 17.7% during fiscal year 2005 primarily as a result of the following factors:

–	A $36.8 million or 11.4% increase in salaries, wages, payroll taxes, and other employee-related costs, including an increase in employee health insurance expenses due to higher enrollment and increasing healthcare costs;

–	A $19.3 million increase in variable compensation (i.e., bonuses and commissions) due to the net sales and earnings growth;

–	The impact of the change in our vacation policy adopted in fiscal year 2004 to allow employees to earn vacation ratably during the year ($8.1 million). Prior to this change, vacation was granted at the beginning of the year;

–	An increase in restricted stock expense of approximately $2.3 million mainly attributable to the award of 355,400 shares of restricted stock during fiscal year 2005 slightly offset by the impact of restricted stock that fully vested and restricted stock cancellations during fiscal year 2005; and

–	A $1.9 million increase in expenses associated with the supplemental executive retirement plan due to enhancements made to the plan in the first quarter of fiscal year 2005.

As a percentage of net sales, other selling, general and administrative expenses decreased 20 basis points to 6.1% in fiscal year 2005 compared to 6.3% in fiscal year 2004, primarily as a result of the operating leverage obtained from the increase in net sales. Over one-half of the $64.2 million increase in expenses related to the current year acquisitions of Standard, Todd Pipe and SWP/WSE and the incremental impact of a full year of operations for the acquisitions of Marden Susco and Century that occurred in August and December of 2003. Excluding the acquisitions, other selling, general and administrative expenses increased $27.6 million or 13.5% during fiscal year 2005 primarily as a result of the following factors:

–	A $4.8 million increase in vehicle and equipment lease expense due primarily to our initiative to lease vehicles upon replacement of owned vehicles and due to our increased IT lease expenses for servers and other equipment related to our Oracle implementation and system conversions;
–	A $4.8 million increase in property and sales tax related items;

–	A $3.4 million increase in the provision for doubtful accounts resulting primarily from the net sales growth and the impact of fiscal year 2004 recoveries of previously written-off receivables;

–	A $3.2 million increase in professional service expenses primarily related to systems development and Sarbanes-Oxley compliance;

–	A $3.2 million increase in travel related expenses resulting from systems development and conversions across our segments, Sarbanes-Oxley compliance, and the net sales growth;

–	A $2.9 million increase in fuel and freight due to higher prices and the net sales growth;

–	A $2.5 million increase in insurance expenses, due to a higher level of larger claims;

–	Expenses of $2.2 million associated with the closure of an Electrical distribution center in Orlando, Florida and the closure of seven branches in the MRO segment resulting from the integration of the Century acquisition; and

–	An $0.8 million increase in donations to the Hughes Supply Foundation, Inc., a not-for-profit charitable foundation.

As a percentage of net sales, depreciation and amortization expenses remained relatively flat at 0.6% of net sales in fiscal year 2005 compared to 0.7% of net sales in fiscal year 2004. The increase of $5.9 million during fiscal year 2005 compared to fiscal year 2004 was primarily a result of the incremental amortization expense associated with the intangible assets related to the Century, Standard, Todd Pipe and SWP/WSE acquisitions. Depreciation expense was relatively consistent with the prior year with the increase in depreciation from capital expenditures primarily offset by the decrease in depreciation associated with sale-leaseback transactions that occurred in April and December of fiscal year 2005.

Fiscal Year 2004 Compared to Fiscal Year 2003

As a percentage of net sales, personnel expenses were 11.9% and 12.4% in fiscal years 2004 and 2003, respectively. Our workforce increased 16.7% from approximately 7,200 employees at January 31, 2003 to approximately 8,400 employees at January 30, 2004 primarily as a result of the acquisitions of Century and Marden Susco. Century and Marden Susco added $7.7 million of personnel expenses to fiscal year 2004, and a full year of Utiliserve activity during the year additionally increased personnel expenses by $6.1 million. Excluding the acquisitions, personnel expenses decreased during fiscal year 2004 primarily as a result of the following factors:

–	An $8.1 million decrease in vacation expense as a result of a change in our vacation policy during fiscal year 2004 to allow employees to earn vacation ratably during the year. Previously, vacation was granted at the beginning of the year; and

24.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

–	A $7.2 million decrease due to the additional week in the first quarter of fiscal year 2003; the total of which was partially offset by

–	An increase of $3.6 million in employee healthcare insurance expenses due to increased enrollment and higher rates.

As a percentage of net sales, other selling, general and administrative expenses were 6.3% and 6.1% in fiscal years 2004 and 2003, respectively. The increase was primarily attributable to the following factors:

–	A $5.3 million increase in shipping and freight costs resulting from higher fuel prices;

–	A $2.2 million increase for lease obligations related to the closure of seven Plumbing/HVAC branches and our Texas distribution center;

–	A $2.2 million increase associated with the relocation of our corporate offices;

–	A $1.7 million increase in marketing expenses related to enhanced customer award programs;

–	A $1.6 million increase in telecommunications expenses attributable to increased bandwidth capacity; and

–	A $1.3 million increase in insurance expense due primarily to higher insurance premiums; the total of which was partially offset by

–	A $4.5 million decrease in our provision for doubtful accounts due primarily to lower write-offs of uncollectible customer accounts and higher recoveries of previously written off receivables; and

–	A $1.2 million decrease due to the additional week included in the first quarter of fiscal year 2003.

Operating Income

Operating income is affected by numerous factors, including, but not limited to, fluctuations in net sales as well as changes in business and product mix. Operating income for fiscal years 2005, 2004, and 2003 were as follows:

Operating Income ($ in millions)				Percentage of Net Sales
Fiscal Years Ended	2005	2004	2003	2005	2004	2003
Operating income	$220.9	$122.7	$121.2	5.0%	3.8%	4.0%

Fiscal Year 2005 Compared to Fiscal Year 2004

Operating income in fiscal year 2005 totaled $220.9 million, increasing $98.2 million or 80.0%, compared to fiscal year 2004’s operating income total of $122.7 million, due in part to the acquisitions of Century, Standard, Todd Pipe and SWP/WSE. As a percentage of sales, operating income increased 120 basis points primarily due to the leverage obtained from the increased net sales, higher gross margins, our continued efforts to manage our expenses and the overall higher return contributions from our recent acquisitions.

Fiscal Year 2004 Compared to Fiscal Year 2003

Operating income in fiscal year 2004 totaled $122.7 million, increasing $1.5 million or 1.2%, compared to fiscal year 2003’s operating income of $121.2 million. Operating income as a percentage of net sales decreased 20 basis points to 3.8% in fiscal year 2004 compared to 4.0% in fiscal year 2003 due primarily to a decline in Industrial PVF net sales and profitability as a result of the significant downturn in the petrochemical and power industries, and the additional week included in the first quarter of fiscal year 2003, which improved the prior year’s operating income leverage by $4.6 million. Partially offsetting these decreases was operating income from the acquisitions of Century and Marden Susco, which collectively added $3.2 million of operating income to fiscal year 2004. A full year of Utiliserve activity in fiscal year 2004 also increased operating income $5.7 million.

Interest Expense

Fiscal Year 2005 Compared to Fiscal Year 2004

Interest expense totaled $30.6 million and $34.6 million during fiscal years 2005 and 2004, respectively. Interest expense for fiscal year 2005 included an $0.8 million write-off of unamortized loan origination costs related to our $290.0 million revolving credit agreement, which was replaced by a new $500.0 million revolving credit agreement on June 14, 2004. Excluding the $0.8 million charge, interest expense decreased by $4.8 million in fiscal year 2005 compared to the prior year due primarily to a 30 basis point decrease in the weighted-average interest rate partially offset by a slight increase in our weighted-average outstanding debt balance, which was primarily the result of our $300.0 million debt issuance in October of 2004. The decrease in the weighted-average interest rate was primarily attributable to an increase in the mix of lower-cost variable-rate borrowings under our revolving credit agreement during fiscal year 2005, in addition to a lower weighted-average interest rate associated with our fixed rate notes resulting from principal payments on higher cost notes and the impact of a lower fixed rate borrowing related to the aforementioned $300.0 million debt issuance.

Fiscal Year 2004 Compared to Fiscal Year 2003

In fiscal year 2004 and fiscal year 2003, interest expense totaled $34.6 million and $30.3 million, respectively. The increase was primarily due to approximately $2.6 million of debt issuance costs associated with an interim $250.0 million

25.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

senior unsecured term loan (the “term loan”) and additional borrowings under our $290.0 million revolving credit agreement used to initially fund the acquisition of Century. We used the proceeds from the issuance of our common stock in January 2004 to repay the term loan in full. We also expensed $1.1 million of loan origination fees in connection with the amendment of our revolving credit agreement to permit the new term loan borrowings and to make its financial and other covenants essentially the same as the term loan agreement. These increases were partially offset by lower average interest rates and lower outstanding debt balances in fiscal year 2004. Total debt decreased $28.6 million or 6.5% from $441.9 million as of January 31, 2003 to $413.3 million of January 30, 2004 and our weighted-average interest rate for fiscal year 2004 decreased 110 basis points compared to the prior year.

Interest and Other Income

Interest and other income totaled $8.0 million, $6.4 million, and $7.3 million in fiscal years 2005, 2004 and 2003, respectively. The $1.6 million increase during fiscal year 2005 was primarily due to additional interest income resulting from increased levels of cash during the second half of fiscal year 2005; interest received during the first quarter of fiscal year 2005 related to the settlement of amended prior year federal income tax filings; and slightly increased service charge income; the total of which was partially offset by a favorable legal settlement in the prior year. The increased levels of cash during the second half of fiscal year 2005 were primarily the result of the net proceeds received on October 12, 2004 from our debt and equity offerings. The decrease in fiscal year 2004 versus fiscal year 2003 was primarily due to reduced collections of service charge income on past due or delinquent accounts.

Income Taxes

Our effective tax rate was 37.6%, 38.9% and 40.9% in fiscal years 2005, 2004 and 2003, respectively. The decrease during fiscal year 2005 was primarily attributable to a $1.7 million tax benefit recognized in the first quarter of fiscal year 2005 related to federal income tax filing amendments associated with prior fiscal years and the release of tax reserves related to expiring statutes of limitations and to state income tax benefits received, the total of which was partially offset by a $1.0 million tax benefit recognized in the prior year related to a discontinued operation in Mexico. The decrease in the effective tax rate during fiscal year 2004 was primarily attributable to a lower effective state income tax rate and the aforementioned tax benefit related to the discontinued operation in Mexico.

SEGMENT RESULTS OF OPERATIONS

The organic sales amounts by segment denoted below are non-GAAP financial measures. Please refer to page 22 for the reconciliation of organic sales to consolidated net sales for fiscal years 2005, 2004, and 2003. Net sales and organic sales by segment in fiscal years 2005, 2004 and 2003 were as follows:

Consolidated Net Sales ($ in millions)
Fiscal Years Ended	2005	2004	2003	% Variance 2005 to 2004	% Variance 2004 to 2003
Water & Sewer	$1,200.0	$922.4	$877.2	30.1%	5.2%
Plumbing/HVAC	1,051.8	842.1	826.9	24.9%	1.8%
Utilities	500.1	363.8	248.3	37.5%	46.5%
MRO	442.5	158.7	118.9	178.8%	33.5%
Electrical	425.3	362.8	375.5	17.2%	(3.4)%
Industrial PVF	362.7	283.2	313.9	28.1%	(9.8)%
Building Materials	254.0	181.4	167.8	40.0%	8.1%
Other	186.2	139.0	137.8	34.0%	0.9%
	$4,422.6	$3,253.4	$3,066.3	35.9%	6.1%

26.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organic Sales ($ in millions)
Fiscal Years Ended	2005	2004 (1)	Dollar Variance	% Variance 2005 to 2004
Water & Sewer	$1,220.1	$1,031.5	$188.6	18.3%
Plumbing/HVAC	1,133.4	1,053.5	79.9	7.6%
Utilities	717.4	611.3	106.1	17.4%
MRO	439.6	435.9	3.7	0.8%
Electrical	425.3	362.8	62.5	17.2%
Industrial PVF	362.7	283.2	79.5	28.1%
Building Materials	254.0	181.4	72.6	40.0%
Other	186.2	139.0	47.2	34.0%
	$4,738.7	$4,098.6	$640.1	15.6%

Organic Sales ($ in millions)
Fiscal Years Ended	2004 (1)	2003	Dollar Variance	% Variance 2004 to 2003
Water & Sewer	$955.7	$924.3	$31.4	3.4%
Plumbing/HVAC	842.1	811.8	30.3	3.7%
Utilities	363.8	371.1	(7.3)	(2.0)%
MRO	442.7	408.8	33.9	8.3%
Electrical	362.8	368.0	(5.2)	(1.4)%
Industrial PVF	283.2	308.1	(24.9)	(8.1)%
Building Materials	181.4	164.7	16.7	10.1%
Other	139.0	135.2	3.8	2.8%
	$3,570.7	$3,492.0	$78.7	2.3%

(1) The difference in organic sales amounts for fiscal year 2004 is due to our organic sales methodology. See footnote 1 to the consolidated organic sales table on page 22 for a description of our organic sales methodology.

Operating income by segment and as a percentage of net sales in fiscal years 2005, 2004 and 2003 was as follows:

Operating Income ($ in millions)
				Percentage of Net Sales
Fiscal Years Ended	2005	2004	2003	2005	2004	2003
Water & Sewer	$53.0	$44.8	$40.4	4.4%	4.9%	4.6%
Plumbing/HVAC	22.8	9.4	14.0	2.2%	1.1%	1.7%
Utilities	16.6	13.7	10.2	3.3%	3.8%	4.1%
MRO	32.4	9.4	8.8	7.3%	5.9%	7.4%
Electrical	8.8	8.2	8.1	2.1%	2.3%	2.2%
Industrial PVF	52.3	23.0	31.7	14.4%	8.1%	10.1%
Building Materials	21.5	7.6	3.6	8.5%	4.2%	2.1%
Other	13.5	6.6	4.4	7.3%	4.7%	3.2%
	$220.9	$122.7	$121.2	5.0%	3.8%	4.0%

27.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Water & Sewer

Net Sales:  Net sales in fiscal year 2005 totaled $1,200.0 million, an increase of $277.6 million or 30.1% compared to fiscal year 2004’s net sales of $922.4 million. This increase included net sales of $60.2 million from the Standard acquisition completed in May 2004 and incremental sales of $41.5 million from the Marden Susco acquisition completed in August 2003. Organic sales increased $188.6 million or 18.3% compared to fiscal year 2004, with double-digit growth in organic sales experienced across all regions due to a higher volume of private and public infrastructure projects and higher prices for PVC, ductile iron pipe and steel products.

Net sales in fiscal year 2004 totaled $922.4 million, an increase of $45.2 million or 5.2% compared to fiscal year 2003’s net sales of $877.2 million. This increase was partially due to the acquisition of Marden Susco, which resulted in additional net sales of $31.2 million in fiscal year 2004. Organic sales increased $31.4 million or 3.4% as a result of increased subdivision projects and increased sewer and waterline projects during fiscal year 2004. Partially offsetting these increases was a $14.5 million decrease resulting from the additional week in the first quarter of fiscal year 2003 and a $6.3 million decrease related to branch closures.

Operating income:  As a percentage of net sales, operating income decreased to 4.4% in fiscal year 2005 from 4.9% in fiscal year 2004. The 50 basis point decrease in fiscal year 2005 was due primarily to decreased gross margins attributable to competitive pricing pressures in certain markets partially offset by the leverage obtained from the increase in net sales in addition to increased rebate income resulting from continued vendor consolidation efforts and improved programs with our suppliers.

Operating income as a percentage of net sales increased to 4.9% in fiscal year 2004 from 4.6% in fiscal year 2003. The 30 basis points increase in fiscal year 2004 was due primarily to increased sales volume and stable margins on large-scale projects in relation to fixed expenses.

Plumbing/HVAC

Net Sales:  Net sales in fiscal year 2005 totaled $1,051.8 million, an increase of $209.7 million or 24.9% compared to fiscal year 2004’s net sales of $842.1 million. This increase included sales of $170.5 million from the Todd Pipe acquisition completed in May 2004. Organic sales increased $79.9 million or 7.6% compared to fiscal year 2004 primarily as a result of higher prices in steel, copper and PVC products, continued strength in residential projects and increased demand in the commercial sector partially offset by the closure of seven underperforming branches in the Southwest region in the fourth quarter of fiscal year 2004.

Net sales in fiscal year 2004 totaled $842.1 million, an increase of $15.2 million or 1.8% compared to fiscal year 2003’s net sales of $826.9 million. This increase was primarily due to organic sales growth of $30.3 million or 3.7% due to increased business on several large accounts resulting from improved market penetration in fiscal year 2004 and overall improvement in the commercial plumbing market. These increases were offset partially by the additional week in the first quarter of fiscal year 2003, which added $15.1 million to fiscal year 2003’s net sales.

Operating income:  As a percentage of net sales, operating income increased to 2.2% in fiscal year 2005 from 1.1% in fiscal year 2004. The 110 basis point increase in fiscal year 2005 was due primarily to gross margin improvement resulting from favorable commodity prices and increased vendor rebate income resulting from our vendor consolidation efforts in addition to the inclusion of Todd Pipe in the segment’s operating results beginning in May 2004, which generated a higher return on sales than our Plumbing/HVAC business prior to the acquisition.

Operating income as a percentage of net sales decreased to 1.1% of net sales in the fiscal year 2004 from 1.7% of net sales in fiscal year 2003. The 60 basis point decrease during fiscal year 2004 was primarily due to lower gross margin direct shipments comprising a higher percentage of the sales mix as well as increased selling, general and administrative expenses driven by costs associated with the closing of seven underperforming branches and our Texas distribution center during January 2004. These decreases were partially offset by lower personnel expenses resulting from headcount reductions. Additionally, fiscal year 2003’s performance was favorably impacted by the leverage gained from the additional week in its first quarter.

Utilities

Net Sales:  Net sales in fiscal year 2005 totaled $500.1 million, an increase of $136.3 million or 37.5% compared to fiscal year 2004’s net sales of $363.8 million. This increase included sales of $75.0 million from the SWP/WSE acquisition completed in November 2004. Organic sales increased $106.1 million or 17.4% compared to fiscal year 2004 primarily resulting from new and expanded alliance contracts with large electric utility companies and higher commodity prices for steel, aluminum, copper and PVC products.

Net sales in fiscal year 2004 totaled $363.8 million, an increase of $115.5 million or 46.5% compared to the fiscal year 2003’s net sales of $248.3 million. A full year of Utiliserve activity in fiscal year 2004 increased net sales by $131.3 million. This increase was partially offset by the impact of the additional week in the first quarter of fiscal year 2003, which

28.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

added $2.9 million to net sales in the prior year. Organic sales decreased $7.3 million or 2.0% due primarily to the loss of a large electric utility customer during the second quarter of fiscal year 2004.

Operating income:  As a percentage of net sales, operating income decreased to 3.3% in fiscal year 2005 from 3.8% in fiscal year 2004. The 50 basis point decrease in fiscal year 2005 was due primarily to a higher level of direct shipments, the impact of a bad debt recovery totaling approximately $0.9 million in the second quarter of fiscal year 2004 and an increase in expenses in the current fiscal year associated with efforts to put an infrastructure in place necessary to support additional business from alliance customers the total of which was partially offset by the operating leverage obtained from the higher net sales in fiscal year 2005.

Operating income as a percentage of net sales decreased to 3.8% in fiscal year 2004 from 4.1% in fiscal year 2003. The 30 basis points decrease was primarily due to lower gross margins due to competitive pressures. Increased selling, general and administrative expenses were partially offset by lower provisions for doubtful accounts due to the recovery of a significant customer account during fiscal year 2004. Additionally, fiscal year 2003’s performance was favorably impacted by the leverage gained from the additional week in its first quarter.

MRO

Net Sales:  Net sales in fiscal year 2005 totaled $442.5 million, an increase of $283.8 million or 178.8% compared to fiscal year 2004’s net sales of $158.7 million. This increase was primarily the result of the acquisition of Century, which was completed in December 2003. Organic sales increased $3.7 million or 0.8% compared to fiscal year 2004. Despite improved penetration in certain markets and the implementation of various sales initiatives, sales growth during fiscal year 2005 was impacted by the integration activities associated with the Century acquisition, including the sales force rationalization, the consolidation of facilities in overlapping markets and system conversions throughout many of the branches. Organic sales were also impacted by historically high apartment vacancy rates, including those in key markets such as Atlanta, Houston, Indianapolis and Dallas.

Net sales for fiscal year 2004 totaled $158.7 million, an increase of $39.8 million or 33.5% compared to fiscal year 2003’s net sales of $118.9 million. This increase was partially due to the acquisition of Century, which resulted in additional net sales of $29.2 million in fiscal year 2004. Organic sales increased $33.9 million or 8.3% from the prior year. Despite historically high vacancy rates, net sales increased due to our continued focus on securing national accounts to increase market share and our construction services initiative. Under the national accounts initiative, the MRO segment targets large property management companies to become their preferred supplier. The construction services initiative is geared toward renovation and refurbishment of older apartment complexes. These increases were partially offset by the impact of the additional week in the first quarter of fiscal year 2003, which added $1.9 million to net sales in fiscal year 2003.

Operating income:  As a percentage of net sales, operating income increased to 7.3% in fiscal year 2005 from 5.9% in fiscal year 2004. The 140 basis point increase in fiscal year 2005 occurred despite integration costs and lower sales growth and was primarily attributable to the inclusion of Century, which generates higher returns on net sales than our MRO business prior to the acquisition.

Operating income as a percentage of net sales decreased to 5.9% in fiscal year 2004 from 7.4% in fiscal year 2003. The decrease of 150 basis points in fiscal year 2004 was primarily driven by lower gross margins due to changes in sales mix and higher selling, general and administrative expenses partially attributable to start-up costs associated with newly-opened branches. Additionally, fiscal year 2003’s performance was favorably impacted by the leverage gained from the additional week in its first quarter.

Electrical

Net Sales:  Net sales and organic sales in fiscal year 2005 totaled $425.3 million, an increase of $62.5 million or 17.2% compared to fiscal year 2004’s net sales of $362.8 million. Sales growth during fiscal year 2005 occurred across all geographic areas due to increased commercial, residential and municipal construction projects, primarily in Florida, and higher prices for steel and copper products.

Net sales in fiscal year 2004 totaled $362.8 million, a decrease of $12.7 million or 3.4% compared to fiscal year 2003’s net sales of $375.5 million. This decrease resulted, in part, from the additional week in the first quarter of fiscal year 2003, which added $7.5 million to net sales in fiscal year 2003. Organic sales decreased $5.2 million or 1.4% primarily due to weakness in the commercial construction and industrial markets, particularly in office buildings and hotel construction during the first half of fiscal year 2004. The economic downturn in these markets experienced over the period from 2001 to 2003 placed significant pressure on the electrical distribution industry; however during the fourth quarter of fiscal year 2004, sales and bid activity improved as commercial construction activity increased.

29.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating income:  As a percentage of net sales, operating income decreased to 2.1% in fiscal year 2005 from 2.3% in fiscal year 2004. The 20 basis point decrease in fiscal year 2005 was primarily attributable to costs associated with the closure of the Electrical Distribution Center in September 2004 and increased price competition in several of our primary markets partially offset by leverage obtained from the increase in net sales.

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

Industrial PVF

Net Sales:  Net sales and organic sales in fiscal year 2005 totaled $362.7 million, an increase of $79.5 million or 28.1% compared to fiscal year 2004’s net sales of $283.2 million. The increase in net sales during fiscal year 2005 compared to the prior year was primarily attributable to higher nickel, steel and metal alloy prices. The remainder of the increase was the result of higher demand generated from an improvement in the industrial market, particularly in fabrication; the addition of several new customers; and market share gains attributable to our highly specialized product inventory and well-timed inventory purchases. The improvement in the industrial market was the result of increased business from petrochemical, power, oil, and food and beverage companies as the economy improved in addition to the impact of the weak dollar and product scarcity overseas, which have benefited fabricators in the U.S.

Net sales in fiscal year 2004 totaled $283.2 million, a decrease of $30.7 million or 9.8% compared to fiscal year 2003’s net sales of $313.9 million. Contributing to the decrease was $5.8 million of net sales related to the additional week in the first quarter of fiscal year 2003. Organic sales decreased $24.9 million or 8.1% primarily due to the sharp decline in power and petrochemical industry capital spending and new plant construction.

Operating income:  As a percentage of net sales, operating income increased to 14.4% in fiscal year 2005 from 8.1% in fiscal year 2004. The 630 basis point increase in fiscal year 2005 was primarily the result of leverage gained from an increase in gross margin attributable to higher selling prices related to nickel, steel and metal alloy products and increased volumes due to the improved demand in addition to well-timed inventory purchases and good expense management.

Operating income as a percentage of net sales decreased to 8.1% in fiscal 2004 from 10.1% in fiscal year 2003. The decrease was primarily due to substantially lower sales volumes and gross margins in fiscal year 2004 due to the sharp decline in power and petrochemical industry capital spending and new plant construction.

Building Materials

Net Sales:  Net sales and organic sales in fiscal year 2005 totaled $254.0 million, an increase of $72.6 million or 40.0% compared to fiscal year 2004’s net sales of $181.4 million. Double-digit growth in sales was experienced across all regions due to increased commercial construction activity, particularly in Florida (due to hurricane rebuilding efforts) and Georgia, and higher steel and lumber prices.

Net sales in fiscal year 2004 totaled $181.4 million, an increase of $13.6 million or 8.1% compared to fiscal year 2003’s net sales of $167.8 million. Organic sales increased $16.7 million or 10.1%. These increases were primarily attributable to the strong increase in the number and size of construction projects in Florida and higher non-building starts. These increases were offset partially by the additional week in the first quarter of fiscal year 2003, which added $3.1 million to fiscal year 2003’s net sales.

Operating income:  As a percentage of net sales, operating income increased to 8.5% in fiscal year 2005 from 4.2% in fiscal year 2004. The 430 basis point increase in fiscal year 2005 was primarily the result of leverage from the higher net sales and increases in gross margin attributable to higher steel and lumber prices combined with increased volumes due to the improved demand.

Operating income as a percentage of net sales increased to 4.2% in fiscal year 2004 from 2.1% in fiscal year 2003. The increase was primarily due to strong sales growth in addition to improved expense management.

Other

Net Sales:  Net sales and organic sales in fiscal year 2005 totaled $186.2 million, an increase of $47.2 million or 34.0% compared to fiscal year 2004’s net sales of $139.0 million, with both product lines comprising the Other category experiencing strong sales growth. The Fire Protection product line had sales growth of $40.5 million or 39.0% primarily as a result of higher steel prices and increased commercial building activities. The Mechanical product line had sales growth of $6.7 million or 18.7% due primarily to higher steel prices, the addition of several large commercial projects and increased business with a large customer during fiscal year 2005.

30.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales in fiscal year 2004 totaled $139.0 million, an increase of $1.2 million or 0.9% compared to fiscal year 2003’s net sales of $137.8 million. Organic sales increased $3.8 million or 2.8%. The Fire Protection product line posted strong sales growth as a result of expansion into new markets and increases in subdivision and waterline projects. These increases were partially offset by the additional week of sales in the first quarter of fiscal year 2003, which added $2.6 million to net sales in fiscal year 2003.

Operating income:  As a percentage of net sales, operating income increased to 7.3% in fiscal year 2005 from 4.7% in fiscal year 2004. The 260 basis point increase in fiscal year 2005 was primarily the result of leverage from strong sales and increases in gross margin attributable to higher steel prices combined with increased volumes due to the improved demand.

Operating income as a percentage of net sales increased to 4.7% in fiscal year 2004 from 3.2% in fiscal year 2003. Significant increases in sales volumes, particularly strong sales growth in the Fire Protection product line, resulted in the 150 basis point improvement in fiscal year 2004. These increases were partially offset by decreases in gross margins on stock shipments associated with competitive pressures.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

The following sets forth certain measures of our liquidity:

($ in millions)
Fiscal Years Ended	2005	2004
Net cash provided by operating activities	$145.2	$145.9
Net cash used in investing activities	(191.0)	(291.5)
Net cash provided by financing activities	250.7	152.2

	January 31	January 30
	2005	2004
Working capital	$915.3	$603.6
Current ratio	2.4 to 1	2.4 to 1
Debt-to-capital	30.3%	29.0%

Working Capital

Compared to January 30, 2004, working capital as of January 31, 2005 increased $311.7 million or 51.6%. The increase in working capital was primarily attributable to higher levels of cash and cash equivalents relating to our debt and equity offerings in October 2004, which collectively generated net proceeds of $410.5 million, and proceeds from our sale-leaseback transactions consummated during fiscal year 2005; higher accounts receivable driven by the double-digit organic sales growth and the acquisitions of Standard, Todd Pipe and SWP/WSE; and increased vendor rebate receivables due to our vendor and purchasing consolidation efforts and increased purchasing activity. These working capital increases were partially offset by lower levels of owned inventories (inventories less accounts payable) resulting from improved inventory and payables management and increased accrued compensation and benefits primarily attributable to increased headcount and increased bonuses and commissions associated with the net sales and earnings growth. We continue to focus on asset management initiatives that will improve our working capital efficiency.

Operating Activities

During fiscal years 2005 and 2004, cash flows provided by operating activities totaled $145.2 million and $145.9 million, respectively. Cash flows provided by operating activities remained relatively stable due in large part to the higher earnings experienced in fiscal year 2005, improved inventory and payables management, increases in accruals for variable compensation and the timing of payroll accruals being offset by higher accounts receivable driven by the double-digit organic sales growth and increased vendor rebate receivables due to our vendor and purchasing consolidation efforts and increased purchasing activity. The $166.9 million, $195.6 million and $132.0 million increases in inventories, accounts payable and accounts receivable during fiscal year 2005, respectively, include $61.9 million, $56.4 million and $84.6 million related to the acquisitions of Standard, Todd Pipe, and SWP/WSE, respectively, which are classified as investing activities for cash flow reporting purposes. Going forward, we expect operating cash flows to be strong as we continue to improve our working capital efficiency, allowing us to generate cash from operations.

Investing Activities

Our expenditures for property and equipment totaled $27.2 million and $15.9 million during fiscal years 2005 and 2004, respectively. Of these expenditures, $18.4 million and $9.4 million, respectively, related to IT outlays. Fiscal year 2006 capital expenditures are expected to be in the range of approximately $30 million to $35 million.

Proceeds from the sale of property and equipment totaled $78.2 million and $4.0 million during fiscal years 2005 and 2004, respectively. The increase in fiscal year 2005 was due primarily to cash proceeds of $32.7 million from the first quarter sale-leaseback of a portfolio of 18 properties and $37.5 million from the fourth quarter sale-leaseback of a portfolio of 48 properties. A loss of approximately $1.3 million and $0.9 million resulting from the first quarter and fourth quarter sales, respectively, was recognized during the respective quarters of fiscal year 2005 for the properties sold at a price less than their net book value. A gain of approximately $9.1 million and $14.8 million resulting from the first and fourth

31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter sales, respectively, was deferred and will be amortized over the minimum term of the leases for properties sold at a price greater than their net book value. We do not have an option to purchase the leased properties at the end of the minimum lease terms and have not issued any residual guarantees of the value of the leased properties. The resulting leases have qualified for operating lease treatment.

Cash payments for business acquisitions totaled $230.6 million and $279.6 million during fiscal years 2005 and 2004, respectively. On November 1, 2004, we completed the acquisition of SWP/WSE from a common private ownership group. The purchase price consisted of $123.1 million of net cash paid for SWP/WSE’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $31.7 million, subject to finalization of working capital adjustments in accordance with the purchase agreement. On May 28, 2004, we acquired Todd Pipe, one of the largest independent wholesale plumbing suppliers in Southern California and Las Vegas, Nevada. The purchase price consisted of $85.3 million of net cash paid for Todd Pipe’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $43.8 million. Approximately $81.8 million of the total purchase price has been paid through January 31, 2005. On May 3, 2004, we acquired Standard, a distributor of waterworks, electrical and plumbing products primarily serving residential and infrastructure water and sewer contractors and customers in Las Vegas, Nevada. The purchase price consisted of $25.7 million of net cash paid for Standard’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $11.7 million. On December 19, 2003, we acquired Century, a leading supplier of MRO products serving the multi-family apartment market throughout the United States. The purchase price consisted of $260.0 million of net cash paid for Century’s net assets along with the assumption of $31.5 million of accounts payable and accrued liabilities, and $101.5 million of debt. Effective August 4, 2003, we acquired substantially all of the net assets of Marden Susco, a southern California supplier of underground piping products for use in municipal water, sewer and storm drain systems. We paid $19.6 million for the net assets of Marden Susco, including the assumption of $13.7 million of accounts payable and accrued liabilities and $6.7 million of debt.

On June 30, 2004, we made an $11.4 million investment in our corporate owned life insurance (“COLI”) policies to partially fund enhancements made in the first quarter of fiscal year 2005 to our supplemental executive retirement plan (“SERP”), which provides supplemental benefits for certain key executive officers. Any increase in the cash surrender value of our COLI policies will help offset the additional net periodic benefit costs associated with our SERP, as amended in the first quarter of fiscal year 2005.

Financing Activities

During fiscal years 2005 and 2004, net cash provided by financing activities totaled $250.7 million and $152.2 million, respectively. The $98.5 million increase in financing cash flows during fiscal year 2005 was primarily due to $410.5 million of net proceeds generated by our debt and equity offerings on October 12, 2004, much of which was used to fund the acquisition of SWP/WSE and to repay amounts outstanding under our $500.0 million revolving credit agreement. The funds necessary to finance the acquisitions of Standard and Todd Pipe were borrowed under our revolving credit agreement.

On October 12, 2004, we issued $300.0 million in original principal amount of 5.50% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet net of a discount of $1.6 million. Total net proceeds from the sale of the notes were $295.7 million, including the $1.6 million discount and approximately $2.7 million of debt issuance costs, with $203.5 million of the proceeds used for the repayment of amounts outstanding under our $500.0 million revolving credit agreement and the remainder to be used for the acquisition of businesses, payment of scheduled principal amortization and interest on our senior notes due 2005 through 2013, capital expenditures, working capital needs, and other general corporate purposes. Interest on the notes is payable on April 15 and October 15 of each year, beginning on April 15, 2005.

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

In conjunction with the issuance of the notes, we entered into a 10-year treasury rate lock contract (“treasury lock”) on

32.

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

On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts have been designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). The interest rate swap contracts have qualified for the shortcut method of accounting prescribed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items.

On October 12, 2004, we also completed the sale of 4.0 million shares of common stock at a price of $30 per share in a public offering that generated net proceeds of $114.8 million, net of $4.8 million of underwriting discounts and commissions and $0.4 million of other expenses associated with the offering. The offering was made to strengthen our capital structure to help ensure that we maintain an investor grade rating.

On June 14, 2004, we replaced our existing $290.0 million revolving credit agreement, which was scheduled to mature on March 26, 2007, with a new $500.0 million revolving credit agreement (the “revolving credit agreement”), subject to borrowing limitations, which matures on June 14, 2009. The revolving credit agreement is unsecured and contains financial and other covenants, including limitations on dividends and treasury stock purchases and maintenance of certain financial ratios. The revolving credit agreement can be expanded, in certain circumstances, by up to $150.0 million. Net payments (borrowings) made under our revolving credit agreement totaled $100.1 million and ($27.7) million during fiscal years 2005 and 2004, respectively. Other debt payments, including scheduled payments on our senior and other notes, totaled $46.0 million and $422.3 million during fiscal years 2005 and 2004, respectively.

Dividend payments totaled $15.3 million and $9.4 million during fiscal years 2005 and 2004, respectively. The higher dividend payments in fiscal year 2005 were primarily attributable to an increase in our common stock outstanding due to the sales of 13.8 million and 4.0 million shares in public offerings during the fourth quarter of fiscal year 2004 and the third quarter of fiscal year 2005, respectively, in addition to a 30% higher dividend rate per share during fiscal year 2005. On January 28, 2005, our Board of Directors declared a quarterly dividend of $0.065 per share that was paid on February 21, 2005 to shareholders of record at the close of business on February 7, 2005. Dividends declared but not paid totaled $4.3 million and $3.1 million at January 31, 2005 and January 30, 2004, respectively.

On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 3.7 million shares at an average price of $11.45 per share. Shares repurchased totaled $6.0 million during fiscal year 2004. There were no shares repurchased during fiscal year 2005.

As of January 31, 2005, we had $213.2 million of cash and $499.6 million of unused borrowing capacity on our revolving credit agreement (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements, scheduled principal amortization and interest on our senior notes due 2005 through 2014, anticipated capital expenditures, and future acquisitions of businesses. We also have an effective shelf registration statement on Form S-3 on file with the SEC for the offer and sale, from time-to-time, of up to an aggregate of $700.0 million of equity and/or debt securities, less the approximately $120.0 million of gross proceeds associated with our common stock offering on October 12, 2004.

33.

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

As of January 31, 2005, we were in compliance with all financial and non-financial covenants under our revolving credit agreement and notes.

Off-balance Sheet Arrangements

We have entered into operating leases for certain facilities, vehicles and equipment. Many of our vehicle and equipment leases typically contain set residual values and residual value guarantees. We believe that the likelihood of any material amounts being funded in connection with these commitments is remote. The following table shows our approximate commitments related to those operating leases that contain residual value guarantees as of January 31, 2005:

($ in millions)	Total Amounts Committed	Fiscal Year 2006	Fiscal Years 2007- 2008	Fiscal Years 2009- 2010	Thereafter
Residual guarantees under operating leases	$2.8	$1.4	$1.4	$–	$–

On December 30, 2004, we completed a sale-leaseback transaction for a portfolio of forty-eight properties for $37.5 million. Pursuant to the terms of the agreement, we will lease back the properties under operating leases with lease terms ranging from three to fifteen years. A loss of approximately $0.9 million resulting from the sale was recognized during the fourth quarter of fiscal year 2005 for the branches that were sold at a price less than their net book value. A gain of approximately $14.8 million resulting from the sale was deferred and will be amortized over the minimum term of the leases for branches that were sold at a price greater than their net book value. We do not have an option to purchase the leased facilities at the end of the minimum lease terms and have not issued any residual guarantees of the value of the leased facilities. The leases are accounted for as operating leases with future minimum annual lease payments totaling $3.1 million during fiscal year 2006, $3.2 million per year during fiscal years 2007 and 2008, $3.1 million during fiscal years 2009 and 2010 and $17.3 million thereafter.

On April 30, 2004, we completed a sale-leaseback transaction for a portfolio of properties associated with 18 different branches. The properties were sold at a price of $32.7 million and leased back pursuant to 15-year minimum term operating leases. A loss of approximately $1.3 million resulting from the sale was recognized during the first quarter of fiscal year 2005 for the branches that were sold at a price less than their net book value. A gain of approximately $9.1 million resulting from the sale was deferred and will be amortized over the minimum term of the leases for branches that were sold at a price greater than their net book value. We do not have an option to purchase the leased facilities at the end of the minimum lease terms and have not issued any residual guarantees of the value of the leased facilities. The leases are accounted for as operating leases with future minimum annual lease payments totaling $2.6 million per year during fiscal years 2006 through 2008, $2.7 million during fiscal year 2009 and fiscal year 2010 and $26.1 million thereafter.

On March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida to a subsidiary of Wachovia Development Corporation (“WDC”) for $23.0 million and leased the property back for a period of 20 years. The proceeds from the sale approximated the net book value of the property sold and were paid by WDC to SunTrust Bank (“SunTrust”) for application against amounts outstanding under a separate real estate term credit agreement (the “credit agreement”) we had previously executed on June 5, 2002 with SunTrust. The lease expires on March 16, 2024, with five 5-year extensions exercisable at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee of the value of the leased facility. The lease is accounted for as an operating lease with future minimum annual lease payments totaling $1.4 million per year during fiscal years 2006 through 2010 and $24.2 million thereafter.

We entered into an agreement to lease our newly constructed multi-branch complex in Miami, Florida from Atlantic Financial Group, Ltd (“AFG”) beginning in September 2003. On January 30, 2004, a subsidiary of SunTrust Bank agreed to purchase the property from AFG and to lease the property to us under a new 20-year term lease expiring in 2024, with 5-year extensions exercisable at our option upon 12 months notice. The minimum lease payments under the lease total approximately $22.7 million. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee of the value of the leased facility. The lease has been accounted for as an operating lease.

34.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

The following table summarizes our approximate payments due under specified contractual obligations as of January 31, 2005:

Payments due by period ($ in millions)
	Total	Fiscal Year 2006	Fiscal Years 2007-2008	Fiscal Years 2009-2010	Thereafter
Total debt (1)	$547.3	$45.2	$96.8	$48.3	$357.0
Estimated interest payments (2)	223.1	33.8	56.3	44.4	88.6
Non-cancelable operating leases (3)	300.8	61.2	92.7	46.4	100.5
Total contractual cash obligations	$1,071.2	$140.2	$245.8	$139.1	$546.1

(1)    Refer to Note 7 for information regarding total debt. We expect to settle such debt with cash flows from operations, short-term borrowings, or the issuance of other long-term debt. The amounts included in the table above exclude the discount on debt issuance of $1.6 million.

(2)    As a result of the repayment of amounts outstanding under our $500.0 million revolving credit agreement during October 2004 with $203.5 million of the proceeds from our issuance on October 12, 2004 of $300.0 million in original principal amount of 5.50% notes due on October 15, 2014, all of our outstanding debt as of January 31, 2005 was fixed-rate debt. We calculated the estimated interest payments for our fixed rate debt based upon the applicable rates and payment dates.

On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts have been designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). An estimate of the interest payments/(receipts) associated with the interest rate swaps over the term of the underlying notes has been included in the amounts presented.

We typically expect to settle our interest payments with cash flows from operations and short-term borrowings.

(3)    Operating leases are primarily entered into for various branch and warehouse building locations in addition to vehicle and equipment leases. The amounts included in the table above relate to the base rent payments for each of these respective leases.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities. FIN 46 was revised in December 2003 when the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R). FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, that replaces FIN 46 and was issued to clarify some of the provisions of the interpretation and to exempt certain entities from its requirements. In effect, the interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The new consolidation requirements related to variable interest entities and were required to be adopted for interim periods ending after March 15, 2004. We are not the primary beneficiary of any variable interest entities as of January 31, 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This statement amends the guidance contained in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as expenses regardless of whether they meet the criterion of “abnormal.” The statement also requires that allocation of fixed production overhead factors to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and are to be applied prospectively. We do not expect the adoption of SFAS 151 to have a material effect on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to

35.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Employees, and its related implementation guidance. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. The provisions of SFAS 123R are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005; early adoption is permitted. We are currently evaluating the adoption provisions of SFAS 123R. The Stock-Based Compensation section in Note 1 to the Consolidated Financial Statements of this Annual Report contains the pro forma impact on net income and earnings per share for fiscal years 2005, 2004 and 2003, if the fair value based method under SFAS 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested awards in each period.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on our historical experience; current economic trends in the industry; information provided by customers, vendors and other outside sources and management’s estimates, as appropriate. Management considers an accounting estimate to be critical if:

–	It requires assumptions to be made that were uncertain at the time the estimate was made; and

–	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting policies include:

Allowance for Doubtful Accounts

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness and an assessment of our lien and bond rights. Initially, we estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and on a quarterly basis, we write-off uncollectible receivables. This estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a slowdown in the markets in which we operate may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts. At January 31, 2005 and January 30, 2004, the allowance for doubtful accounts totaled $10.3 million and $6.5 million, respectively.

Inventories

Inventories are carried at the lower of cost or market. The cost of substantially all of our inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of each branch’s physical inventory results over the last two years, a review of potential dead stock based on historical product sales and forecasted sales and an overall consolidated analysis of potential excess inventory. Periodically, each branch’s perpetual inventory records are adjusted to reflect permanent declines in market value. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions. At January 31, 2005 and January 30, 2004, our inventory reserves totaled $5.2 million and $4.5 million, respectively.

Consideration Received from Vendors

At the beginning of each calendar year, we enter into agreements with many of our vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal year 2006 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future. At January 31, 2005 and January 30, 2004,

36.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

we have recognized receivables of $54.4 million and $35.1 million, respectively, for vendor rebates due to us.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. SFAS 142, Goodwill and Other Intangible Assets, requires entities to periodically assess the carrying value of goodwill by reviewing the fair value of the net assets underlying all acquisition-related goodwill and unamortized intangible assets on a reporting unit basis. The approach to the valuation of goodwill and unamortized intangible assets in a purchase transaction and recoverability thereof as outlined in SFAS 142 requires the use of valuation techniques utilizing estimates and assumptions about projected future operating results and other variables, including the selection of the appropriate discount rate to be used in the fair value calculation. If the carrying amount of an operating segment that contains goodwill or unamortized intangible assets exceeds fair value, a possible impairment would be indicated. We also use judgment in assessing whether we need to test goodwill and unamortized intangible assets more frequently for impairment than annually given factors such as unexpected adverse economic conditions, competition, product changes and other external events. We may be subject to earnings volatility if goodwill or intangible asset impairment occurs at a future date; however, we have noted no such factors at this time that would indicate such an impairment exists.

Self-Insurance

We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability claims. We also maintain stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and our historical loss development experience. To the extent the projected future development of the losses resulting from workers’ compensation, automobile, general and product liability claims incurred as of January 31, 2005 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense. At January 31, 2005 and January 30, 2004, self-insurance reserves, excluding amounts due from third party administrators, totaled $11.2 million and $8.3 million, respectively.

Management believes the assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on our financial condition. See Note 1 to the financial statements for further information on key accounting policies that impact us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in the prices of certain of our products that result from commodity price fluctuations and from changes in interest rates in relation to our outstanding debt.

COMMODITY RATE RISK

We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in stainless steel, nickel alloy, copper, aluminum, PVC, lumber and other commodities. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins.

As discussed above, our results of operations were favorably impacted by our ability to pass increases in the prices of certain commodity-based products to our customers. Such commodity price fluctuations have from time to time produced volatility in our financial performance and could continue to do so in the future.

37.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As a result of the repayment of amounts outstanding under our $500.0 million revolving credit agreement during October 2004 with $203.5 million of the proceeds from our issuance on October 12, 2004 of $300.0 million in original principal amount of 5.50% notes due on October 15, 2014, all of our outstanding debt as of January 31, 2005 was fixed-rate debt. On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts have been designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). The interest rate swap contracts have qualified for the shortcut method of accounting prescribed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items.

We manage our interest rate risk by maintaining a balance between fixed- and variable-rate debt in accordance with our formally documented interest rate risk management policy, with a targeted ratio of 60% fixed and 40% variable. We are currently evaluating alternatives in order to achieve our targeted ratio, including the use of additional interest rate swaps. Based upon our current capital structure, a hypothetical 10% increase or decrease in interest rates from their January 31, 2005 levels would not have a material impact on our results of operations but would have an impact on the fair value of our outstanding debt, which has an average interest rate of approximately 6.4%.

38.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE(S)
Consolidated Statements of Income for Fiscal Years Ended January 31, 2005, January 30, 2004 and January 31, 2003	40

Consolidated Balance Sheets as of January 31, 2005 and January 30, 2004	41

Consolidated Statements of Shareholders’ Equity for Fiscal Years Ended January 31, 2005, January 30, 2004 and January 31, 2003	42

Consolidated Statements of Cash Flows for Fiscal Years Ended January 31, 2005, January 30, 2004 and January 31, 2003	43

Notes to Consolidated Financial Statements	44-67

Report of Independent Registered Certified Public Accounting Firm	68-69

Report of Management on Responsibility for Financial Information and Internal Control over Financial Reporting	70

Financial Statement Schedule	76

39.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME - in millions, except per share data

	January 31	January 30	January 31
Fiscal Years Ended	2005	2004	2003
Net Sales	$4,422.6	$3,253.4	$3,066.3
Cost of Sales	3,383.3	2,519.7	2,356.6
Gross Margin	1,039.3	733.7	709.7

Operating Expenses:
Selling, general and administrative	791.3	589.8	568.0
Depreciation and amortization	27.1	21.2	20.5
Total operating expenses	818.4	611.0	588.5

Operating Income	220.9	122.7	121.2

Non-Operating (Expense) Income:
Interest expense	(30.6)	(34.6)	(30.3)
Interest and other income	8.0	6.4	7.3
	(22.6)	(28.2)	(23.0)

Income Before Income Taxes	198.3	94.5	98.2
Income Taxes	74.6	36.8	40.1
Net Income	$123.7	$57.7	$58.1

Earnings Per Share:
Basic	$2.01	$1.26	$1.25
Diluted	$1.95	$1.23	$1.23
Weighted-average Shares Outstanding:
Basic	61.4	45.9	46.4
Diluted	63.4	47.0	47.3

Dividends Declared Per Share	$0.260	$0.200	$0.178

The accompanying notes are an integral part of these consolidated financial statements.

40.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS - in millions, except share and per share data

	January 31	January 30
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$213.2	$8.3
Accounts receivable, less allowance for doubtful accounts of $10.3 and $6.5	625.3	493.3
Inventories	633.9	467.0
Deferred income taxes	25.1	19.4
Other current assets	89.0	53.0
Total current assets	1,586.5	1,041.0

Property and equipment, net	92.8	161.8
Goodwill	718.6	609.8
Other assets	132.4	68.7
Total assets	$2,530.3	$1,881.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$45.2	$44.6
Accounts payable	503.9	308.3
Accrued compensation and benefits	58.7	39.3
Other current liabilities	63.4	45.2
Total current liabilities	671.2	437.4
Long-term debt	500.5	368.7
Deferred income taxes	72.3	55.4
Other noncurrent liabilities	32.4	7.8
Total liabilities	1,276.4	869.3

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued; preferences, limitations and relative rights to be established by the Board of Directors	–	–
Common stock, par value $1 per share; 100,000,000 shares authorized; 66,214,127 and 61,591,154 shares issued	66.2	61.6
Capital in excess of par value	629.4	502.5
Retained earnings	573.3	465.1
Treasury stock, zero and 433,904 shares, at cost	–	(5.5)
Accumulated other comprehensive income, net of tax	2.0	–
Unearned compensation related to outstanding restricted stock	(17.0)	(11.7)
Total shareholders’ equity	1,253.9	1,012.0
Total liabilities and shareholders’ equity	$2,530.3	$1,881.3

The accompanying notes are an integral part of these consolidated financial statements.

41.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - in millions, except share and per share data

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Unearned Compensation	Total
	Shares	Dollars			Shares	Dollars
Balance at January 25, 2002	47,549,200	$47.6	$193.8	$367.7	(48,502)	$(0.5)	$–	$(14.1)	$594.5
Net income	–	–	–	58.1	–	–	–	–	58.1
Cash dividends – $0.178 per share	–	–	–	(8.5)	–	–	–	–	(8.5)
Purchase of treasury stock	–	–	–	–	(514,000)	(7.1)	–	–	(7.1)
Shares issued under stock option plans and related tax benefits	433,672	0.4	5.5	(0.1)	31,102	0.3	–	–	6.1
Purchase and retirement of common shares	(51,568)	–	(0.5)	(0.6)	–	–	–	–	(1.1)
Issuance of restricted stock, net of cancellations	(59,776)	(0.1)	(0.4)	0.1	40,000	0.5	–	(0.1)	–
Amortization of restricted stock	–	–	–	–	–	–	–	2.8	2.8
Balance at January 31, 2003	47,871,528	$47.9	$198.4	$416.7	(491,400)	$(6.8)	$–	$(11.4)	$644.8
Net income	–	–	–	57.7	–	–	–	–	57.7
Cash dividends – $0.200 per share	–	–	–	(10.1)	–	–	–	–	(10.1)
Purchase of treasury stock	–	–	–	–	(517,200)	(6.0)	–	–	(6.0)
Shares issued under stock option plans and related tax benefits	–	–	1.2	(0.4)	398,696	5.1	–	–	5.9
Issuance of common stock, net	13,800,000	13.8	303.7	–	–	–	–	–	317.5
Purchase and retirement of common shares	(20,598)	–	(0.1)	(0.3)	–	–	–	–	(0.4)
Issuance of restricted stock, net of cancellations	(59,776)	(0.1)	(0.7)	1.5	176,000	2.2	–	(3.3)	(0.4)
Amortization of restricted stock	–	–	–	–	–	–	–	3.0	3.0
Balance at January 30, 2004	61,591,154	$61.6	$502.5	$465.1	(433,904)	$(5.5)	$–	$(11.7)	$1,012.0
Comprehensive income:
Net income	–	–	–	123.7	–	–	–	–	123.7
Other comprehensive income:
Change in fair value of derivatives, net of tax of $1.4 million	–	–	–	–	–	–	2.0	–	2.0
Total comprehensive income									125.7
Cash dividends – $0.260 per share	–	–	–	(16.6)	–	–	–	–	(16.6)
Shares issued under stock option plans and related tax benefits	367,579	0.4	8.1	–	359,904	4.6	–	–	13.1
Issuance of common stock, net	4,000,000	4.0	110.8	–	–	–	–	–	114.8
Purchase and retirement of common shares	(3,356)	–	–	(0.1)	–	–	–	–	(0.1)
Issuance of restricted stock, net of cancellations	258,750	0.2	8.0	1.2	74,000	0.9	–	(10.0)	0.3
Amortization of restricted stock	–	–	–	–	–	–	–	4.7	4.7
Balance at January 31, 2005	66,214,127	$66.2	$629.4	$573.3	–	$–	$2.0	$(17.0)	$1,253.9

The accompanying notes are an integral part of these consolidated financial statements.

42.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF CASH FLOWS - in millions

	January 31	January 30	January 31
Fiscal Years Ended	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$123.7	$57.7	$58.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.1	21.2	20.5
Provision for doubtful accounts	10.1	4.6	9.1
Restricted stock expense	5.0	2.7	2.8
Income tax benefit of stock options exercised	3.5	1.2	1.4
Deferred income taxes	3.7	10.7	14.9
Other	(0.2)	2.9	(1.2)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(57.6)	(24.3)	(24.3)
Inventories	(105.0)	16.8	(11.6)
Other current assets	(29.4)	(0.8)	10.6
Other assets	1.3	(3.6)	(0.4)
Accounts payable	149.2	63.3	25.2
Accrued compensation and benefits	15.6	(8.5)	9.0
Other current liabilities	(6.1)	0.9	(2.3)
Other noncurrent liabilities	4.3	1.1	0.6
Net cash provided by operating activities	145.2	145.9	112.4
Cash Flows from Investing Activities:
Capital expenditures	(27.2)	(15.9)	(15.3)
Proceeds from sale of property and equipment	78.2	4.0	4.5
Business acquisitions, net of cash	(230.6)	(279.6)	(33.4)
Proceeds from sale of investment in affiliated entity	–	–	2.0
Net investment in corporate owned life insurance	(11.4)	–	–
Net cash used in investing activities	(191.0)	(291.5)	(42.2)
Cash Flows from Financing Activities:
Net (payments) borrowings under short-term debt arrangements	(100.1)	27.7	19.6
Proceeds from issuance of long-term debt, net	295.7	–	–
Proceeds from issuance of interim senior term loan, net	–	250.0	–
Principal payments on other debt and debt of acquired entities	(46.0)	(422.3)	(73.0)
Proceeds from issuance of common stock, net	114.8	317.5	–
Change in book overdrafts	(10.0)	(4.6)	(10.3)
Purchase of treasury shares	–	(6.0)	(7.1)
Dividends paid	(15.3)	(9.4)	(8.1)
Other	11.6	(0.7)	3.6
Net cash provided by (used in) financing activities	250.7	152.2	(75.3)
Net Increase (Decrease) in Cash and Cash Equivalents	204.9	6.6	(5.1)
Cash and Cash Equivalents, Beginning of Year	8.3	1.7	6.8
Cash and Cash Equivalents, End of Year	$213.2	$8.3	$1.7

The accompanying notes are an integral part of these consolidated financial statements.

43.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Founded in 1928, we are one of the nation’s largest diversified wholesale distributors of construction, repair and maintenance-related products with over 500 branches located in 40 states and two Canadian provinces. Our customers include water and sewer, plumbing, electrical, and mechanical contractors; public utilities; municipalities; property management companies; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States.

We manage our business on a product line basis and report the results of our operations in seven operating segments and an Other category. During the fourth quarter of fiscal year 2005, we revised our segment reporting to include the Building Materials product line as its own operating segment due to the growth and allocation of management resources to this product line. All prior period segment results have been reclassified to reflect this change. The seven operating segments are Water & Sewer; Plumbing/Heating and Air Conditioning (“HVAC”); Utilities; Maintenance, Repair and Operations (“MRO”); Electrical; Industrial Pipe, Valves and Fittings (“PVF”); and Building Materials. We include our Fire Protection and Mechanical product lines in the Other category.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Results of operations of companies acquired are included from their respective dates of acquisition. Investments in 50% or less owned affiliates over which we have the ability to exercise significant influence are accounted for using the equity method. During fiscal years 2005, 2004 and 2003, we did not have any “less than 20% owned” investments in affiliates accounted for under the equity method.

Fiscal Year

Beginning with fiscal year 2005 and thereafter, our fiscal year is a 52-week period ending on January 31. Previously, our fiscal year was a 52- or 53-week period ending on the last Friday in January. The change in our fiscal year ending date was made to simplify reporting and to allow for better comparability between reporting periods. Fiscal year 2005 and fiscal year 2004 each contained 52 weeks while fiscal year 2003 contained 53 weeks.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and the differences could be material.

Cash And Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance For Doubtful Accounts

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers, their credit worthiness, and an assessment of our lien and bond rights. Initially, we estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience and on a quarterly basis, we write off uncollectible receivables. This estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. At January 31, 2005 and January 30, 2004, the allowance for doubtful accounts totaled $10.3 million and $6.5 million, respectively.

Inventories

Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of each branch’s physical inventory results over the last two years, a review of potential dead stock based on historical product sales and forecasted sales and an overall consolidated analysis of potential excess inventory. Periodically, each branch’s perpetual inventory records are adjusted to reflect permanent declines in market value. At January 31, 2005 and January 30, 2004, our inventory reserves totaled $5.2 million and $4.5 million, respectively.

Consideration Received From Vendors

At the beginning of each calendar year, we enter into agreements with many of our vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates received on products not yet sold. At January 31, 2005 and January 30, 2004, we have recognized receivables of $54.4

44.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

million and $35.1 million, respectively, for vendor rebates due to us. These receivables are included in other current assets in our consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5–40 years
Transportation equipment	2–20 years
Furniture, fixtures and equipment	1–12 years

Maintenance and repair costs are charged to expense as incurred. Renewals and improvements that extend the useful lives of assets are capitalized. Gains or losses are recognized upon disposition. Interest costs related to assets under construction are capitalized during the construction period and totaled zero, $0.6 million and $0.4 million in fiscal years 2005, 2004 and 2003, respectively. Depreciation of property and equipment totaled $17.0 million, $16.6 million and $16.1 million in fiscal years 2005, 2004 and 2003, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We evaluate, at least annually, the realizability of the carrying value of goodwill by comparing the carrying value to its estimated fair value. We perform our annual goodwill impairment test during the first quarter of each year unless there is an indicator which would require a test during the year. As goodwill is evaluated for impairment, the outstanding balance is not subject to amortization. At January 31, 2005 and January 30, 2004, goodwill totaled $718.6 million and $609.8 million, respectively.

Other Assets

We capitalize certain software development costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from 2 to 7 years. At January 31, 2005 and January 30, 2004, capitalized software development costs totaled $18.1 million and $10.6 million, respectively, net of accumulated amortization of $18.9 million and $14.9 million, respectively. Amortization of capitalized software development costs totaled $4.0 million, $3.2 million and $3.9 million in fiscal years 2005, 2004 and 2003, respectively.

45.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Intangible assets determined to have definite lives are recorded at their respective fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and are amortized using the straight-line method over their estimated useful lives in accordance with SFAS 142, Goodwill and Other Intangible Assets. We test intangible assets determined to have indefinite useful lives for impairment annually or whenever events or circumstances indicate that an asset might be impaired. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. Additional disclosure related to acquired other intangible assets as of January 31, 2005 and January 30, 2004 are as follows:

	January 31			January 30
Fiscal Years Ended ($ in millions)	2005			2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Amortized intangible assets
Acquired customer contracts	$56.8	$(4.7)	$52.1	$37.1	$(1.4)	$35.7
Corporate customer relationships	15.2	(0.8)	14.4	–	–	–
Non-compete/employment agreements	8.3	(2.0)	6.3	3.1	(0.3)	2.8
Shareholder relationships	4.2	(0.3)	3.9	–	–	–
Total	84.5	(7.8)	76.7	40.2	(1.7)	38.5
Unamortized intangible assets
Private label tradenames	5.9	–	5.9	5.9	–	5.9
Total	$90.4	$(7.8)	$82.6	$46.1	$(1.7)	$44.4

The weighted-average amortization period is approximately 13 years for acquired customer contracts, 10 years for corporate customer relationships, 3 years for non-compete/employment agreements and 10 years for shareholder relationships. The weighted-average period for amortized intangible assets on a combined basis is 11 years.

The aggregate amortization expense on our intangible assets for fiscal years 2005, 2004 and 2003 was $6.1 million, $1.4 million and $0.4 million, respectively. Total estimated average annual amortization expense expected for the next five fiscal years, based on current levels of intangible assets, is approximately $7.4 million.

Impairment of Long-Lived Assets Other than Goodwill

Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, we project undiscounted future cash flows over the remaining life of the asset. If these projected cash flows are less than the carrying amount, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. Our judgments regarding the existence of impairment indicators are based on market and operational performance. Evaluating potential impairment also requires us to estimate future operating results and cash flows.

Self-Insurance

We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability claims. We also maintain stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and our historical loss development experience. At January 31, 2005 and January 30, 2004, self-insurance reserves, excluding amounts due from third party administrators, totaled $11.2 million and $8.3 million, respectively.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits, and other current liabilities approximate their fair values because of the short-term nature of these instruments. The fair value of our debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. The fair value of debt was computed by discounting the remaining cash flows by a rate equal to the estimated constant Treasury rate for the remaining life of the debt instrument plus an applicable credit spread over the remaining average life of the issue. The fair values of debt, including fixed and variable rate instruments, approximated $570.9 million and $456.4

46.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

million and the related carrying values were $545.7 million and $413.3 million at January 31, 2005 and January 30, 2004, respectively.

Revenue Recognition

We ship products to customers predominantly by our internal fleet and to a lesser extent by third party carriers. We recognize revenues from product sales when title to the products is passed to the customer, which occurs at the point of destination for products shipped by our internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $3.7 million, $2.6 million and $2.4 million in fiscal years 2005, 2004 and 2003, respectively.

Concentration of Credit Risk

The majority of our sales are credit sales which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the construction industry in the areas where they operate. Concentration of credit risk with respect to trade accounts receivable is limited by the large number of customers comprising our customer base. We perform ongoing credit evaluations of our customers and in certain situations obtain collateral sufficient to protect our credit position.

Advertising

Advertising costs are charged to expense as incurred and totaled $7.4 million, $6.8 million and $5.1 million in fiscal years 2005, 2004 and 2003, respectively.

Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $32.5 million, $25.3 million and $24.1 million in fiscal years 2005, 2004 and 2003, respectively.

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

Stock-Based Compensation

We measure compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. For purposes of pro forma disclosures under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period.

47.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

(in millions, except per share data)
Fiscal Years Ended	2005	2004	2003
Net income as reported:	$123.7	$57.7	$58.1
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3.0	1.7	1.6
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(5.3)	(5.3)	(3.6)
Pro forma net income	$121.4	$54.1	$56.1

Earnings per share:
Basic – as reported	$2.01	$1.26	$1.25
Basic – pro forma	$1.98	$1.18	$1.21

Diluted – as reported	$1.95	$1.23	$1.23
Diluted – pro forma	$1.91	$1.15	$1.19

Comprehensive Income

Comprehensive income includes net income and other comprehensive income items that are excluded from net income under GAAP. Accumulated other comprehensive income, net of tax, totaled $2.0 million as of January 31, 2005 and consisted exclusively of the net unrealized gain associated with the settlement of our treasury lock on October 5, 2005 (See Note 8). The gross proceeds from the settlement of our treasury lock totaled $3.4 million. There was no accumulated other comprehensive income as of January 30, 2004.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to current year presentation. These reclassifications had no net impact on previously reported consolidated results of operations.

Stock Split

On August 24, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on September 22, 2004 to shareholders of record as of the close of business on September 15, 2004. All shares and per share amounts set forth in this report have been adjusted for the two-for-one stock split.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities. FIN 46 was revised in December 2003 when the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R). FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FIN 46 and was issued to clarify some of the provisions of the interpretation and to exempt certain entities from its requirements. In effect, the interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The new consolidation requirements related to variable interest entities and were required to be adopted for interim periods ending after March 15, 2004. We are not the primary beneficiary of any variable interest entities as of January 31, 2005.

In November 2004, the FASB issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as expenses regardless of whether they meet the criterion of “abnormal.” The statement also requires that allocation of fixed production overhead factors to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and are to be applied prospectively. We do not expect the adoption of SFAS 151

48.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

to have a material effect on our results of operations or financial position.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. The provisions of SFAS 123R are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005; early adoption is permitted. We are currently evaluating the adoption provisions of SFAS 123R. The Stock-Based Compensation section in Note 1 to the Consolidated Financial Statements of this Annual Report contains the pro forma impact on net income and earnings per share for fiscal years 2005, 2004 and 2003, if the fair value based method under SFAS 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested awards in each period.

NOTE 2 – SEGMENT INFORMATION

We manage our business on a product line basis and report the results of our operations in seven operating segments and an Other category. The seven operating segments are Water & Sewer; Plumbing/HVAC; Utilities; MRO; Electrical; Industrial PVF; and Building Materials. We include our Fire Protection and Mechanical product lines in the Other category. This reporting structure is the basis management uses for making operating decisions and assessing performance and is on a basis consistent with how business activities are reported internally to management and the Board of Directors.

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

MRO

The MRO segment serves the multi-family housing market through customers such as apartment property management companies. The products in the MRO segment include the items needed to maintain an apartment unit or complex in good working condition, such as plumbing and electrical supplies, appliances and parts, hardware, door and window parts, HVAC equipment and parts, and janitorial supplies.

Electrical

The Electrical segment serves the commercial, residential and industrial markets with customers including electrical contractors, industrial companies, original equipment manufacturers (“OEMs”) and commercial businesses. The products and services in our Electrical product line include wire management products, electrical distribution equipment, wire and cable, automation equipment, tools and fasteners, lamps, light fixtures, motor controls, energy products, wiring devices, data/communications products and storeroom/job trailer management.

49.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Industrial PVF

The Industrial PVF segment distributes specialty stainless and high nickel alloy industrial PVF products for industrial, mechanical and specialty uses. The segment primarily serves industrial customers such as power, petrochemical, food and beverage, pulp and paper, mining, marine and pharmaceutical customers, industrial and mechanical contractors, fabricators, wholesale distributors, exporters and OEMs.

Building Materials

The Building Materials segment distributes products including rebar fabrication, lumber, wire mesh, concrete and masonry supplies and accessories, bridge rail, overhang brackets, tilt-up bracing rental and lifting/bracing inserts, bearing pads, sealants, waterproofing and fireproofing materials, commercial washroom specialties, and tools and accessories primarily to the commercial, industrial and public infrastructure markets, with customers such as general contractors and subcontractors.

Other

The “Other” category includes our Fire Protection and Mechanical product lines.

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

The Mechanical business offers a complete inventory of valves, actuators and accessories in addition to a variety of consulting services and serves the commercial and industrial markets, with customers including fabricators, OEM’s, industrial subcontractors, mechanical contractors, exporters, purchasing agents, maintenance departments, engineering departments and planners.

50.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents net sales and other financial information by segment for fiscal years 2005, 2004 and 2003:

($ in millions)	Water & Sewer	Plumbing/ HVAC	Utilities	MRO	Electrical	Industrial PVF	Building Materials	Other	Corporate	Total
Net sales
2005	$1,200.0	$1,051.8	$500.1	$442.5	$425.3	$362.7	$254.0	$186.2	$–	$4,422.6
2004	922.4	842.1	363.8	158.7	362.8	283.2	181.4	139.0	–	3,253.4
2003	877.2	826.9	248.3	118.9	375.5	313.9	167.8	137.8	–	3,066.3
Depreciation and amortization
2005	$3.6	$4.8	$2.2	$4.4	$0.7	$0.7	$0.8	$0.5	$9.4	$27.1
2004	3.2	3.3	1.5	1.0	1.0	0.7	1.3	0.6	8.6	21.2
2003	3.1	3.7	0.9	0.4	1.3	0.8	1.5	0.9	7.9	20.5
Provision for doubtful accounts
2005	$2.8	$3.2	$0.1	$1.3	$1.1	$0.3	$0.6	$0.7	$–	$10.1
2004	1.8	0.8	(0.9)	0.4	0.8	0.6	0.4	0.7	–	4.6
2003	3.6	2.5	–	0.1	1.3	0.4	0.3	0.9	–	9.1
Operating income
2005	$53.0	$22.8	$16.6	$32.4	$8.8	$52.3	$21.5	$13.5	$–	$220.9
2004	44.8	9.4	13.7	9.4	8.2	23.0	7.6	6.6	–	122.7
2003	40.4	14.0	10.2	8.8	8.1	31.7	3.6	4.4	–	121.2
Interest expense
2005	$–	$–	$–	$–	$–	$–	$0.1	$–	$30.5	$30.6
2004	–	–	–	–	–	–	0.1	–	34.5	34.6
2003	–	–	–	–	–	–	0.1	–	30.2	30.3
Interest and other income (expense)
2005	$2.5	$2.4	$–	$0.2	$0.6	$–	$0.5	$0.3	$1.5	$8.0
2004	2.7	2.2	–	0.2	0.6	(0.1)	0.5	0.2	0.1	6.4
2003	2.8	2.0	0.1	0.3	0.8	(0.1)	1.4	–	–	7.3
Income (Loss) before income taxes
2005	$55.5	$25.2	$16.6	$32.6	$9.4	$52.3	$21.9	$13.8	$(29.0)	$198.3
2004	47.5	11.6	13.7	9.6	8.8	22.9	8.0	6.8	(34.4)	94.5
2003	43.2	16.0	10.3	9.1	8.9	31.6	4.9	4.4	(30.2)	98.2
Capital expenditures
2005	$1.4	$1.1	$0.2	$1.0	$0.1	$0.4	$0.4	$0.3	$22.3	$27.2
2004	2.5	1.2	0.1	1.8	0.1	0.3	0.2	0.1	9.6	15.9
2003	2.3	0.8	0.3	0.1	0.1	0.5	0.5	0.2	10.5	15.3

The following table presents the net sales of our two product lines comprising the Other category for fiscal years 2005, 2004 and 2003:

Net Sales ($ in millions)
Fiscal Years Ended	2005	2004	2003
Fire Protection	$144.1	$103.6	$102.0
Mechanical	42.1	35.4	35.8
Other net sales	$186.2	$139.0	$137.8

51.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table includes our investment in assets (accounts receivable less allowance for doubtful accounts, inventories and goodwill) and accounts payable for each segment at January 31, 2005 and January 30, 2004:

As of January 31, 2005
($ in millions)	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$193.8	$137.4	$112.2	$443.4	$137.4
Plumbing/HVAC	140.9	156.9	87.1	384.9	126.4
Utilities	62.0	84.8	123.4	270.2	53.9
MRO	50.8	49.0	273.0	372.8	40.8
Electrical	64.3	28.3	9.0	101.6	43.0
Industrial PVF	50.5	136.3	56.4	243.2	43.6
Building Materials	31.1	22.8	27.1	81.0	22.5
Other	31.9	18.4	30.4	80.7	15.6
Corporate	–	–	–	–	20.7
	$625.3	$633.9	$718.6	1,977.8	$503.9
Cash and cash equivalents				213.2
Deferred income taxes				25.1
Other current assets				89.0
Property and equipment, net				92.8
Other assets				132.4
Total Assets				$2,530.3

As of January 30, 2004
($ in millions)	Accounts Receivable	Inventories	Goodwill	Segment Assets	Accounts Payable
Water & Sewer	$161.4	$92.8	$104.7	$358.9	$78.8
Plumbing/HVAC	106.8	114.4	50.1	271.3	79.1
Utilities	30.9	46.8	59.3	137.0	22.2
MRO	48.7	52.6	272.8	374.1	16.4
Electrical	51.6	28.4	9.0	89.0	28.1
Industrial PVF	40.5	103.3	56.4	200.2	27.8
Building Materials	26.1	16.6	27.1	69.8	7.6
Other	27.3	12.1	30.4	69.8	11.2
Corporate	–	–	–	–	37.1
	$493.3	$467.0	$609.8	1,570.1	$308.3
Cash and cash equivalents				8.3
Deferred income taxes				19.4
Other current assets				53.0
Property and equipment, net				161.8
Other assets				68.7
Total Assets				$1,881.3

52.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOTE 3 – BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations

On November 1, 2004, we completed the acquisition of Southwest Power, Inc. and Western States Electric, Inc. and their subsidiary entities (collectively referred to as “SWP/WSE”) from a common private ownership group. SWP/WSE is a large privately-owned distributor of electrical transmission and distribution (T&D) supplies and equipment in the United States, and is one of the largest T&D distributors focused exclusively on the western and southwestern United States and, recently, western Canada. The acquisition of SWP/WSE enables us to become a leader nationally in the electrical utility T&D supplies and equipment distribution market and is aligned with our growth strategy of investing in businesses that expand our national footprint and reduce business cyclicality.

The purchase price consisted of $123.1 million of net cash paid for SWP/WSE’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $31.7 million, subject to finalization of working capital adjustments in accordance with the purchase agreement. The results of SWP/WSE’s operations have been included in our consolidated statements of income since November 1, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with SFAS 141. Goodwill, all of which is deductible for tax purposes, and other intangible assets recorded in connection with the transaction totaled $64.1 million and $27.3 million, respectively. The goodwill and intangible assets were assigned entirely to our Utilities segment. The intangible assets are subject to amortization and consist primarily of corporate customer relationships, employment agreements and non-compete agreements that are amortized on a straight-line basis over a weighted-average useful life of 12.6 years. The purchase price allocation for this acquisition has not been finalized because the post closing settlement has not been completed and our initial determination of fair value assigned to intangible assets other than goodwill is ongoing. The purchase price allocation is therefore subject to change based upon continuing review. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of SWP/WSE are not material to our consolidated results of operations.

On May 28, 2004, we acquired Todd Pipe & Supply (“Todd Pipe”), one of the largest independent wholesale plumbing suppliers in Southern California and Las Vegas, Nevada. The acquisition of Todd Pipe allows us to expand our geographic footprint into high-growth markets and to invest in businesses with returns historically higher than the returns generated by our own plumbing business.

The purchase price consisted of $85.3 million of net cash paid for Todd Pipe’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $43.8 million. Approximately $81.8 million of the total purchase price has been paid through January 31, 2005. The results of Todd Pipe’s operations have been included in our consolidated statements of income since May 28, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with SFAS 141. Goodwill, none of which is deductible for tax purposes, and other intangible assets recorded in connection with the transaction totaled $37.0 million and $11.3 million, respectively. The goodwill and intangible assets were assigned entirely to our Plumbing/ HVAC segment. The intangible assets are subject to amortization and consist primarily of corporate customer relationships, employment agreements and non-compete agreements that are amortized on a straight-line basis over a weighted-average useful life of 9.1 years. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Todd Pipe are not material to our consolidated results of operations.

On May 3, 2004, we acquired Standard Wholesale Supply Company (“Standard”), a distributor of waterworks, electrical and plumbing products primarily serving residential and infrastructure water and sewer contractors and customers in Las Vegas, Nevada. The acquisition of Standard allows us to accelerate our expansion into the high-growth market of Las Vegas, Nevada, and also allows us to invest in a business that is well aligned with our culture of providing the highest level of service possible to the customer, along with quality products.

The purchase price consisted of $25.7 million of net cash paid for Standard’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $11.7 million. The results of Standard’s operations have been included in our consolidated statements of income since May 3, 2004. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with SFAS 141. Goodwill and other intangible assets recorded in connection with the transaction totaled $7.5 million and $5.7 million, respectively, with approximately $4.1 million of the recorded goodwill deductible for tax purposes. The goodwill and intangible assets were assigned entirely to our Water & Sewer segment. The intangible assets are subject to amortization and consist primarily of shareholder relationships, corporate customer relationships, non-compete agreements, and consulting and employment agreements that are amortized on a straight-line basis over a weighted-average useful life of 10 years. Pro

53.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

forma results of operations reflecting this acquisition have not been presented because the results of operations of Standard are not material to our consolidated results of operations.

On December 19, 2003, we acquired Century Maintenance Supply, Inc. (“Century”), a leading supplier of MRO products serving the multi-family apartment market throughout the United States. The acquisition has enabled us to become a leader in the apartment MRO market and has facilitated entry into adjacent customer markets.

The purchase price consisted of $260.0 million of net cash paid for Century’s net assets along with the assumption of $31.5 million of accounts payable and accrued liabilities and $101.5 million of debt. The results of Century’s operations have been included in our consolidated statements of income since December 19, 2003. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with SFAS 141. Goodwill, of which approximately $7.1 million is deductible for tax purposes, and other intangible assets recorded in connection with the transaction totaled $271.3 million and $36.4 million, respectively. The goodwill and intangible assets were assigned entirely to our MRO segment. The intangible assets are subject to amortization and consist primarily of customer lists, private label trade names and employment agreements that are amortized on a straight-line basis over a weighted-average useful life of 11.5 years. Unaudited pro-forma operating results of operations, assuming the acquisition of Century had been completed as of the beginning of fiscal year 2003, are as follows:

(in millions, except per share data)

Fiscal Years Ended	2004	2003
Net sales	$3,534.4	$3,357.0
Operating income	153.2	148.3
Net income	67.2	66.0
Earnings per share:
Basic	$1.46	$1.42
Diluted	$1.43	$1.40

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

The purchase price consisted of $19.6 million cash paid for Marden Susco’s net assets along with the assumption of $13.7 million of accounts payable and accrued liabilities and $6.7 million of debt. The results of Marden Susco’s operations have been included in our consolidated statements of income since August 4, 2003. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with SFAS 141. Goodwill, all of which is deductible for income tax purposes, and other intangible assets recorded in connection with the transaction totaled $18.1 million and $1.0 million, respectively. The goodwill and intangible assets were assigned entirely to our Water & Sewer segment. The intangible assets are subject to amortization and consist primarily of employment agreements, revenue backlog and customer lists that are amortized on a straight-line basis over a weighted-average useful life of 4.8 years. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Marden Susco are not material to our consolidated results of operations.

On August 9, 2002, we acquired 100% of the capital stock of Utiliserve Holdings, Inc. and its subsidiaries (“Utiliserve”), a wholesale distributor of electrical transmission and distribution products and services to the United States’ electric utility industry. As a result of the acquisition, we became a leading provider of electrical transmission and distribution products and services in the United States. We also expanded our development of customer contracts as a result of Utiliserve’s value-added services, including vendor-managed inventory, collaborative emergency response and job-site delivery. Through its supply chain management solutions, Utiliserve is able to assume full responsibility for its customers’ warehouse, workflow and inventory management needs.

The purchase price consisted of $33.4 million of net cash paid for Utiliserve’s net equity along with the assumption of $54.5 million and $33.2 million of debt and other liabilities, respectively. The results of Utiliserve’s operations have been included in our consolidated statements of income since August 9, 2002. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with SFAS 141. Goodwill, of which approximately $25.7 million is deductible for income tax purposes, and other intangible assets recorded in connection with the transaction totaled $56.3 million and $8.6 million, respectively. The goodwill was assigned entirely to our Utilities segment. The intangible assets are subject to

54.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

amortization and consist mainly of customer contracts that are being amortized on a straight-line basis over a weighted-average useful life of 14.6 years.

The assets acquired and liabilities assumed for acquisitions are summarized below:

($ in millions)

Fiscal Years Ended	2005	2004	2003
Accounts receivable	$84.6	$50.4	$19.9
Inventories	61.9	45.3	30.5
Property and equipment	6.9	3.1	2.4
Goodwill	108.6	289.2	56.3
Intangible assets	44.3	37.4	8.6
Other assets	11.5	7.4	3.4
Assets acquired	317.8	432.8	121.1
Accounts payable and accrued liabilities	(60.3)	(36.0)	(26.8)
Other liabilities	(26.7)	(9.1)	(6.4)
Long-term debt	(0.2)	(108.1)	(54.5)
Liabilities assumed	(87.2)	(153.2)	(87.7)
Cash purchase price, net of cash acquired	$230.6	$279.6	$33.4

Divestitures

During the third quarter of fiscal year 2005, we sold a business within the MRO segment for $2.6 million, which resulted in a gain of approximately $0.1 million. This business was sold because it was not a core operation within the MRO segment.

On December 30, 2002, we sold our remaining 49.0% equity investment in Anasteel Supply Company, LLC for $2.3 million. We received cash proceeds of $2.0 million with the remaining $0.3 million of consideration in the form of a note receivable due July 31, 2005. The note receivable bears interest at a fixed rate of 7.0%.

NOTE 4 – GOODWILL

Effective January 26, 2002, we adopted both SFAS 141 and SFAS 142. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also specifies the criteria, which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. Under SFAS 142, goodwill is no longer amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Our seven operating segments and the two product lines comprising the Other category are also the reporting units defined in SFAS 142. The reporting units’ goodwill was tested for impairment during the first quarter of fiscal year 2005 based upon the expected present value of future cash flows approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS 142, we concluded that there was no impairment of goodwill related to any of our reporting units.

55.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A summary of the changes in the carrying amount of goodwill by reportable segment for the periods ended January 31, 2004 and January 31, 2005 is as follows:

($ in millions)
	Water & Sewer	Plumbing/ HVAC	Utilities	MRO	Electrical	Industrial PVF	Building Materials	Other	Total
Balance at January 31, 2003	$86.6	$50.1	$58.8	$1.7	$9.0	$56.4	$27.1	$30.4	$320.1
Goodwill acquired	18.1	–	–	271.1	–	–	–	–	289.2
Finalization of purchase accounting	–	–	0.5	–	–	–	–	–	0.5
Balance at January 30, 2004	104.7	50.1	59.3	272.8	9.0	56.4	27.1	30.4	609.8
Goodwill acquired	7.5	37.0	64.1	–	–	–	–	–	108.6
Finalization of purchase accounting	–	–	–	0.2	–	–	–	–	0.2
Balance at January 31, 2005	$112.2	$87.1	$123.4	$273.0	$9.0	$56.4	$27.1	$30.4	$718.6

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2005 and January 30, 2004 consisted of the following:

($ in millions)
	January 31	January 30
Fiscal Year Ended	2005	2004
Land	$17.2	$37.2
Buildings and improvements	64.1	138.3
Transportation equipment	19.3	21.1
Furniture, fixtures and equipment	87.4	86.6
Construction in progress	3.9	1.3
	191.9	284.5
Less accumulated depreciation	(99.1)	(122.7)
Property and equipment, net	$92.8	$161.8

We completed three sale-leaseback transactions during fiscal year 2005. Refer to Note 13 for a description of these transactions.

NOTE 6 – BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

In the normal course of business, we continually evaluate the operations and performance of our individual branches and identify branches for closure or consolidation. During fiscal year 2005, we recorded provisions of approximately $1.3 million and $0.9 million within the selling, general and administrative expense caption in our consolidated statements of income related to the closure of seven branches in the MRO segment resulting from the integration of the Century acquisition and the closure of our Electrical distribution center in Orlando, respectively. The $1.6 million of lease expense associated with branch closures during fiscal year 2005 is net of the reversal of accruals primarily related to previous branch closures, mainly as a result of favorable settlements of lease obligations for less than originally anticipated.

During fiscal year 2004, we closed seven underperforming Plumbing/HVAC branches and our Texas distribution center. Approximately $2.2 million of selling, general and administrative expenses were recorded in connection with these closings. In addition to our branch closure activities, we relocated our corporate offices during the third quarter of fiscal year 2004. As a result of this decision, we recorded approximately $2.0 million of selling, general and administrative expenses during fiscal year 2004 to establish an accrued liability for the fair value of the remaining lease payments due under the previous locations’ leases, net of estimated sublease income. The accrual has been substantially paid.

During fiscal year 2003, we announced the closure of seven branches along with one of our Plumbing/HVAC distribution centers in Georgia. Additionally, we reversed accruals totaling $0.5 million during fiscal year 2003 related to previous branch closures, mainly as a result of favorable settlements of lease obligations for less than originally anticipated.

The following is a summary of the expenses associated with our closure activities:

($ in millions)
Fiscal Years Ended	2005	2004	2003
Cost of sales	$–	$–	$0.4
Lease expense	$1.6	$4.0	$–
Severance expense	0.1	–	0.1
Other	–	0.4	(0.3)
Selling, general and administrative expenses	$1.7	$4.4	$(0.2)

The cost of sales amounts represented inventory write-downs of products that were no longer saleable following the closure of the branches. We have accrued the estimated lease obligations from the closure dates through the end of the contractual lease terms, net of any estimated sublease income. Severance expense included charges associated with payments owed to employees who were involuntarily terminated

56.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

in connection with our branch closures. Other costs accrued for branches identified for closure were based on amounts due under agreements and/or based on estimates to terminate such agreements as well as certain executory expenses.

The liability balance, included in other current liabilities, related to our closure activities as of January 31, 2005 and January 30, 2004 was as follows:

($ in millions)
Fiscal Years Ended	2005	2004
Beginning balance	$4.1	$1.2
Provision	1.7	4.4
Cash expenditures:
Lease	(2.9)	(1.4)
Other	–	(0.1)
Ending balance	$2.9	$4.1

NOTE 7 – TOTAL DEBT

Total debt at January 31, 2005 and January 30, 2004 consisted of the following:

($ in millions)
	January 31	January 30
	2005	2004
8.27% senior notes, due 2005	$5.6	$11.2
8.42% senior notes, due 2007	61.8	82.4
7.96% senior notes, due 2011	60.7	70.0
7.14% senior notes, due 2012	28.6	32.4
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	40.5	45.2
5.50% senior notes, due 2014	300.0	–
Fair value hedge carrying value adjustment	1.4	–
Unsecured bank notes under $500.0 revolving credit agreement, payable June 14, 2009	–	100.0
Other notes payable with varying interest rates of 2.1% to 7.6% at January 31, 2005 with due dates from 2005 to 2010	8.7	32.1
Total debt	547.3	413.3
Less discount on debt issuance	(1.6)	–
Total debt less discount	545.7	413.3
Less current portion	(45.2)	(44.6)
Total long-term debt	$500.5	$368.7

Senior Notes Issuance

On October 12, 2004, we issued $300.0 million in original principal amount of 5.50% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet net of a $1.6 million discount. Total net proceeds from the sale of the notes were $295.7 million, including the $1.6 million discount and approximately $2.7 million of debt issuance costs, with $203.5 million of the proceeds used for the repayment of amounts outstanding under our $500.0 million revolving credit agreement and the remainder to be used for the acquisition of businesses, payment of scheduled principal amortization and interest on our senior notes due 2005 through 2013, capital expenditures, working capital needs, and other general corporate purposes. The discount and debt issuance costs are being amortized to interest expense over the ten-year term of the notes under the straight-line method, which was deemed to be materially consistent with the effective interest method. Interest on the notes is payable on April 15 and October 15 of each year, beginning on April 15, 2005. During fiscal year 2005, we recognized approximately $5.0 million of interest expense associated with the notes. See Note 8 for details on the interest rate swaps that were entered into in conjunction with the issuance of the senior notes and the corresponding fair value hedge carrying value adjustment.

The notes are unconditionally guaranteed, on a joint and several senior unsecured basis, by substantially all of our subsidiaries. The notes contain certain covenants on our ability to incur secured debt and our ability to enter into certain sale and leaseback transactions. We may redeem all or part of the notes at any time at a “make-whole” redemption price, together with accrued and unpaid interest on such notes to the redemption date, subject to certain conditions. Additionally, we have agreed to file an exchange offer registration statement with the SEC within 210 days after the issuance of the notes to allow the notes to be exchanged for a new issue of substantially identical notes registered under the Securities Act. If we fail to satisfy this obligation within the specified time periods, we will be required to pay a special interest premium to the holders of the notes. The new issue of substantially identical notes is expected to be guaranteed by substantially all of our subsidiaries. Separate financial statements of the subsidiary guarantors are not provided because our parent company (issuer of the notes) has no independent assets or operations and the subsidiary guarantees are expected to be full and unconditional and joint and several. There are no significant restrictions on our parent company or subsidiaries’ ability to obtain funds from our subsidiaries by dividend or loan. Additionally, any of our subsidiaries not guaranteeing the anticipated note issuance are

57.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

expected to be minor (i.e., represent less than 3% of total consolidated assets, shareholders’ equity, net sales, income before income taxes and cash flows from operating activities).

Unsecured Bank Notes and Line of Credit Agreements

On June 14, 2004, we replaced our existing $290.0 million revolving credit agreement, which was scheduled to mature on March 26, 2007, with a new $500.0 million revolving credit agreement (the “new credit agreement”), subject to borrowing limitations, which matures on June 14, 2009. As a result of this transaction, we recognized a pretax charge of $0.8 million in the second quarter of fiscal year 2005 classified as interest expense for the write-off of unamortized loan origination costs relating to our previous credit agreement. The new credit agreement is unsecured and contains financial and other covenants, including limitations on dividends and treasury stock purchases and maintenance of certain financial ratios. The new credit agreement also includes an accordion feature that allows it to be expanded, in certain circumstances, by up to $150 million. Interest on amounts outstanding under the new credit agreement is payable at market rates plus applicable margins. Commitment fees of approximately 0.18% are currently paid on the new credit agreement.

Our $290.0 million revolving credit agreement was entered into on May 22, 2003 and amended our $252.5 million revolving credit agreement, maturing on March 26, 2007, that was entered into on March 26, 2003. The March 26, 2003 revolving credit agreement replaced our $275.0 million revolving credit agreement, which was scheduled to mature on January 25, 2004. Interest under these revolving cedit agreements was payable at market rates plus applicable margins and commitment fees ranging from 0.15% to 0.30% per annum.

We have a commercial paper program backed by our new credit agreement. There were no commercial paper borrowings outstanding at January 31, 2005 or January 30, 2004.

Other Notes Payable

On June 5, 2002, we executed a real estate term credit agreement (the “credit agreement”) with SunTrust Bank (“SunTrust”). Under the terms of the credit agreement, SunTrust agreed to fund up to a maximum of $25.0 million for the acquisition and development of our new corporate headquarters building in Orlando, Florida. The credit agreement bore interest based on LIBOR plus applicable credit spreads and matured July 31, 2005. As of January 30, 2004, we incurred $24.4 million of borrowings under the credit agreement that were recorded in long-term debt.

On March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida, excluding certain furniture and fixtures and other office equipment relating to the property, to a subsidiary of Wachovia Development Corporation (“WDC”) for $23.0 million and leased the property back for a period of 20 years. The lease expires on March 16, 2024, with five 5-year extensions exercisable at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee of the value of the leased facility. The lease is accounted for as an operating lease. The proceeds from the sale approximated the net book value of the property sold and were paid by WDC to SunTrust for application against amounts outstanding under a separate real estate term credit agreement (the “credit agreement”) we had previously executed on June 5, 2002 with SunTrust. We repaid the remaining amounts outstanding under the credit agreement with SunTrust in the first quarter of fiscal year 2005. The total amount of debt extinguished in fiscal year 2005 under the credit agreement with SunTrust totaled approximately $24.4 million. See Note 13 for further details regarding our lease with WDC.

Other

Our debt agreements contain covenants that require that we, among other things, maintain certain financial ratios and minimum net worth levels. The covenants also restrict our activities regarding investments, liens, borrowing and leasing, and payment of dividends other than stock. Under the dividend covenant, approximately $141.5 million was available at January 31, 2005 for payment of dividends. At January 31, 2005, we were in compliance with all financial and other covenants.

In order to initially fund the acquisition of Century, we borrowed $250.0 million at 3.39% under an interim senior unsecured term loan agreement (the “term loan”). On January 28, 2004, we completed the sale of 13.8 million shares of common stock in a public offering that generated net proceeds of $317.5 million. The proceeds we received were primarily used to fund the acquisition of Century. At January 31, 2005 and January 30, 2004, there were no outstanding borrowings under the term loan agreement.

58.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Maturities of total debt, including the fair value hedge carrying value adjustment, for each of the five years subsequent to January 31, 2005 and for the period thereafter are as follows:

Fiscal Years Ending	($ in millions)
2006	$45.2
2007	45.7
2008	51.1
2009	24.1
2010	24.2
Thereafter	357.0
Total	$547.3

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts have been designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). The interest rate swap contracts have qualified for the shortcut method of accounting prescribed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items. At January 31, 2005, the change in the fair value of the derivative instruments and the underlying long-term debt was approximately $1.4 million, with the change in the fair value of the derivative instrument included within other assets in our consolidated balance sheets. We entered into the interest rate swap contracts to help manage the ratio of our fixed to floating rate debt in accordance with our formally documented interest rate risk management policy.

NOTE 9 – INCOME TAXES

The consolidated provision for income taxes consists of the following:

($ in millions)
Fiscal Years Ended	2005	2004	2003
Currently payable:
Federal	$64.0	$26.5	$23.3
State	6.9	2.7	2.1
	70.9	29.2	25.4
Deferred:
Federal	2.5	6.9	13.2
State	1.2	0.7	1.5
	3.7	7.6	14.7
Income taxes	$74.6	$36.8	$40.1

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the consolidated statements of income:

($ in millions)
Fiscal Years Ended	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Tax computed at statutory federal rate	$69.4	35.0%	$33.1	35.0%	$34.4	35.0%
Effect of:
State and local income tax, net of federal income tax benefit	5.3	2.7%	2.2	2.3%	2.3	2.4%
Nondeductible expenses	1.4	0.7%	0.9	1.0%	1.3	1.3%
Other, net	(1.5)	(0.8)%	0.6	0.6%	2.1	2.2%
Income taxes	$74.6	37.6%	$36.8	38.9%	$40.1	40.9%

59.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The components of deferred tax assets and liabilities at January 31, 2005 and January 30, 2004 are as follows:

($ in millions)
Fiscal Years Ended	2005	2004
Deferred tax assets:
Inventories	$10.9	$7.4
Other accrued liabilities	9.3	7.2
Deferred compensation	6.6	5.3
Property and equipment	6.0	–
Allowance for doubtful accounts	4.8	3.1
State net operating losses	1.3	2.5
Accrued vacation	–	0.3
Gross deferred tax assets	38.9	25.8
Valuation allowance	(0.3)	(0.6)
Total deferred tax assets	38.6	25.2
Deferred tax liabilities:
Goodwill and intangible assets	44.4	33.2
Deferred revenue	23.1	11.6
Prepaid expenses and other current assets	14.4	11.3
Capitalized software development costs	3.1	2.9
Property and equipment	–	1.4
Other	0.8	0.8
Total deferred tax liabilities	85.8	61.2
Net deferred tax liabilities	$(47.2)	$(36.0)

At January 31, 2005, we had state net operating loss carryforwards of $1.3 million, which expire between 2012 and 2025. A valuation allowance has been provided on certain of the state net operating losses at January 31, 2005 as full realization of these assets is not considered more likely than not.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

We have a 401(k) profit sharing plan, which provides benefits for substantially all of our employees who meet minimum age and length of service requirements. The maximum percentage of each eligible employee’s contribution to be matched by the Company is 6%. Additional annual contributions may be made at the discretion of the Board of Directors. Amounts charged to expense for this plan totaled $5.8 million, $4.6 million and $4.9 million in fiscal years 2005, 2004 and 2003, respectively.

Bonus Plans

We have bonus plans, based on growth, profitability formulas, return on assets, and performance against operating and strategic goals and objectives, which provide incentive compensation for key officers and employees. Amounts charged to expense for bonuses to executive officers totaled $7.7 million, $3.4 million and $2.8 million in fiscal years 2005, 2004 and 2003, respectively.

Deferred Executive Compensation Plan

A non-qualified executive deferred compensation plan established on March 1, 2002 allows eligible employees to defer up to 90.0% of their cash compensation through the plan. We do not match employees’ contributions under the current plan.

Supplemental Executive Retirement Plan

We have a defined benefit retirement plan (“SERP”), which provides supplemental benefits for certain key executive officers, generally for periods up to 15 years, upon retirement, disability, or death. At January 31, 2005 and January 30, 2004, the liability under the plan, as determined in accordance with SFAS 87, Employers’ Accounting for Pensions, was $7.9 million and $5.7 million, respectively. The liability in each year is recorded in other noncurrent liabilities. Amounts charged to expense under the plan totaled $2.6 million, $0.7 million and $0.6 million in fiscal years 2005, 2004 and 2003, respectively. Although the obligations are not funded separately by our general assets, on June 30, 2004, we made an $11.4 million investment in our corporate owned life insurance policies (“COLI”) to partially fund enhancements made in the first quarter of fiscal year 2005 to our SERP. The increase in the cash surrender value associated with our COLI policies during fiscal year 2005 totaled $1.3 million.

NOTE 11 – CAPITAL STOCK

On October 12, 2004, we completed the sale of 4.0 million shares of common stock at a price of $30 per share in a public offering that generated net proceeds of $114.8 million, net of $4.8 million of underwriting discounts and commissions and $0.4 million of other expenses associated with the offering. The offering was made to strengthen our capital structure to help ensure that we maintain an investor grade rating.

On January 28, 2004, we completed the sale of 13.8 million shares of common stock in a public offering that generated net proceeds of $317.5 million. The proceeds were primarily used to fund the acquisition of Century and to repay indebtedness under our revolving credit agreement.

60.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Treasury Stock

On March 15, 1999, our Board of Directors authorized the repurchase of up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased 3.7 million shares at an average price of $11.45 per share. We purchased 517,200 and 514,000 shares at an average price of $11.70 and $13.89 during fiscal years 2004 and 2003, respectively. We did not repurchase any shares during fiscal year 2005.

Preferred Stock

Our Board of Directors established Series A Junior Participating Preferred Stock (“Series A Stock”) consisting of 75,000 shares. Each share of Series A Stock will be entitled to 2,000 votes on all matters submitted to a vote of shareholders. Series A Stock is not redeemable or convertible into any other security. Each share of Series A Stock shall have a minimum cumulative preferential quarterly dividend rate equal to the greater of $1.00 per share or 2,000 times the aggregate per share amount of the dividend declared on common stock in the related quarter. In the event of liquidation, shares of Series A Stock will be entitled to the greater of $1,000 per share plus any accrued and unpaid dividends or 2,000 times the payment to be made per share of common stock. No shares of Series A Stock are presently outstanding, and no shares are expected to be issued except in connection with the shareholder rights plan referred to below.

We have a shareholder rights plan. Under the plan, we distributed to shareholders a dividend of one-half of a right per share of our common stock. When exercisable, each one-half of a right will permit the holder to purchase one two-thousandth of a share (a “unit”) of Series A Stock at a purchase price of $100 per unit from the Company. The rights generally become exercisable if a person or group acquires 15% or more of our common stock or commences a tender offer that could result in such person or group owning 15% or more of our common stock. If certain subsequent events occur after the rights first become exercisable, the rights may become exercisable for the purchase of shares of our common stock, or of an acquiring company, having a value equal to two times the exercise price of the right. In general, the rights may be redeemed by the Company at $0.01 per right at any time prior to the latter of (a) ten days after 20% or more of our stock is acquired by a person or group and (b) the first date of a public announcement that a person or group has acquired 15% or more of our stock. The rights expire on June 2, 2008 unless terminated earlier in accordance with the shareholder rights plan.

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the additional dilutive effect of our potential common shares, which includes certain employee and director stock options and unvested shares of restricted stock.

The following summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares:

($ in millions)
Fiscal Years Ended	2005	2004	2003
Basic weighted-average number of shares	61.4	45.9	46.4
Incremental shares resulting from:
Stock options	0.9	0.4	0.3
Restricted stock	1.1	0.7	0.6
Diluted weighted-average number of shares	63.4	47.0	47.3

Excluded from the above computations of diluted weighted-average shares outstanding were unvested shares of restricted common stock of 5,000 shares and 20,000 shares at average prices of $33.04 and $15.68 per share for fiscal years 2005 and 2003, respectively, because their effect would have been anti-dilutive. No unvested shares of restricted common stock were considered to have an anti-dilutive effect for fiscal year 2004. Options to purchase 367,640 shares and 1,642,040 shares of common stock at average exercise prices of $18.75 and $16.96 per share for fiscal years 2004 and 2003, respectively, were excluded from the above computations of diluted weighted-average number of shares because their effect would have been anti-dilutive. No options were considered to have an anti-dilutive effect for fiscal year 2005.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On December 30, 2004, we completed a sale-leaseback transaction for a portfolio of forty-eight properties for $37.5 million in cash. Pursuant to the terms of the agreement, we will lease back the properties under operating leases with lease terms ranging from three to fifteen years. A loss of approximately $0.9 million resulting from the sale was recognized during the fourth quarter of fiscal year 2005 for the branches that were sold at a price less than their net book value. A gain of approximately $14.8 million resulting from the sale was deferred and will be amortized over the minimum term of the leases for branches that were sold at a price greater than their net book value. We do not have an option to purchase the leased facilities at the end of the minimum lease terms and have not issued any residual guarantees of the value of the leased facilities. The leases are accounted for as operating

61.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

leases with future minimum annual lease payments totaling $3.1 million during fiscal year 2006, $3.2 million per year during fiscal years 2007 and 2008, $3.1 million during fiscal years 2009 and 2010 and $17.3 million thereafter.

On April 30, 2004, we completed a sale-leaseback transaction for a portfolio of properties associated with 18 different branches. The properties were sold at a price of $32.7 million and leased back pursuant to 15-year minimum term operating leases. A loss of approximately $1.3 million resulting from the sale was recognized during the first quarter of fiscal year 2005 for the branches that were sold at a price less than their net book value. A gain of approximately $9.1 million resulting from the sale was deferred and will be amortized over the minimum term of the leases for branches that were sold at a price greater than their net book value. We do not have an option to purchase the leased facilities at the end of the minimum lease terms and have not issued any residual guarantees of the value of the leased facilities. The leases are accounted for as operating leases with future minimum annual lease payments totaling $2.6 million per year during fiscal years 2006 through 2008, $2.7 million during fiscal year 2009 and fiscal year 2010 and $26.1 million thereafter.

As discussed in Note 7, on March 16, 2004, we entered into a sale-leaseback transaction in which we sold our corporate headquarters building in Orlando, Florida to a subsidiary of WDC for $23.0 million and leased the property back for a period of 20 years. The lease expires on March 16, 2024, with five 5-year extensions exercisable at fair market value and at our option upon 12 months notice. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee on the value of the leased facility. The lease is accounted for as an operating lease with future minimum annual lease payments totaling $1.4 million per year during fiscal years 2006 through 2010 and $24.2 million thereafter.

We entered into an agreement to lease our newly constructed multi-branch complex in Miami, Florida from Atlantic Financial Group, Ltd (“AFG”) beginning in September 2003. On January 30, 2004, a subsidiary of SunTrust Bank agreed to purchase the property from AFG and to lease the property to us under a new 20-year term lease expiring in 2024, with 5-year extensions exercisable at our option upon 12 months notice. The minimum lease payments under the lease total approximately $22.7 million. We do not have an option to purchase the leased facility at the end of the minimum lease term and have not issued any residual value guarantee of the value of the leased facility. The lease has been accounted for as an operating lease.

We occupy certain facilities and operate certain equipment and vehicles under leases that expire at various dates through the year 2024. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of our facility leases. Expense under these leases totaled $71.7 million, $57.3 million and $51.5 million in fiscal years 2005, 2004 and 2003, respectively. Future minimum annual rental payments under non-cancelable operating leases as of January 31, 2005 are as follows:

Fiscal Years Ending	($ in millions)
2006	$61.2
2007	50.9
2008	41.8
2009	27.5
2010	18.9
Thereafter	100.5
Total	$300.8

Certain operating leases for vehicles and equipment expiring in fiscal year 2009 contain residual value guarantee provisions and other guarantees which would become due in the event of a default under the operating lease agreement, or at the expiration of the operating lease agreement if the fair value of the leased properties is less than the guaranteed residual value. The maximum amount of our guarantee obligation at January 31, 2005 is approximately $2.8 million.

Legal Matters

We are involved in various legal proceedings arising in the normal course of our business. In our opinion, none of the proceedings are material in relation to our consolidated operations, cash flows, or financial position.

NOTE 14—STOCK OPTION PLANS

Stock Plans

The 1997 Executive Stock Plan (the “1997 Stock Plan”) is our only currently active stock plan at January 31, 2005. The Directors’ Stock Option Plan established for non-employee Board of Directors members became inactive in May 2003. The 1997 Stock Plan authorizes the granting of both incentive and non-incentive stock options for an aggregate of 6,500,000 shares of common stock, to key employees. Options are granted at prices not less than the market value on the date of grant, and the maximum term of an option may not exceed ten years. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of market value at date of grant. Options may be

62.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

granted from time to time until December 31, 2006 with respect to the 1997 Stock Plan. An option becomes exercisable at such times and in such installments as set forth by the Compensation Committee of the Board of Directors (the “compensation committee”). Under the 1997 Stock Plan, we can grant up to 3,250,000 shares of the authorized options as restricted stock to certain key employees. These shares are subject to certain transfer restrictions, and vesting may be dependent upon continued employment, the satisfaction of performance objectives, or both.

Restricted Stock

Performance-based shares:  In May 2002, the shareholders approved an amendment to the 1997 Stock Plan allowing our Compensation Committee to make grants of performance-based restricted shares to senior executives. Performance-based shares are used as an incentive to increase shareholder returns with actual awards based on various criteria, including increases in the price of our common shares, earnings per share, shareholder value and net income. Compensation expense for the number of shares issued is recognized over the vesting period.

On February 5, 2004, a target award of 18,000 performance-based restricted shares was made to our Chief Financial Officer under the 1997 Stock Plan. These shares are to be issued in three separate tranches if the price of our common shares achieves certain levels as determined by the Compensation Committee. During fiscal year 2005, two of the three stock price achievement levels had been met and 12,000 shares were issued with a market value at the date of grant of approximately $0.4 million. The shares vest five years from the award date and are subject to certain other vesting and forfeiture provisions contained in the 1997 Stock Plan. The market value of the restricted shares at the date of grant was recorded as unearned compensation, a component of shareholders’ equity and is being charged to expense over the five year vesting period, with less than $0.1 million recognized in fiscal year 2005.

On August 21, 2002, March 18, 2003, and September 15, 2003, target awards of 250,000 shares, 70,000 shares, and 30,000 shares, respectively, were made to senior executives. These shares are to be issued in five separate tranches if the price of our common shares achieves certain price levels. During fiscal years 2005 and 2004, 108,000 shares and 176,000 shares were issued with a market value at the date of grant of $3.2 million and $3.8 million, respectively. The market value of the restricted stock at the date of grant was recorded as unearned compensation, a component of shareholders’ equity, and is being charged to expense over the respective vesting periods. In fiscal year 2005 and fiscal year 2004, this expense totaled $1.2 million and $0.2 million, respectively. In fiscal year 2003, none of the stock price achievement levels had been attained and accordingly, no restricted shares were issued to participants.

During fiscal year 2002, we granted certain senior executives 820,000 restricted shares in accordance with a stock performance award under the 1997 Stock Plan. The shares were awarded in five separate tranches as the price of our common shares achieved certain levels as determined by the Compensation Committee. At January 25, 2002, all such stock price achievement levels had been met. The shares vest five years from the award date, and are subject to certain other vesting and forfeiture provisions contained in the 1997 Stock Plan. The market value of the restricted shares was $10.7 million at the date of the grant and was recorded as unearned compensation, a component of shareholders’ equity. This amount is being charged to expense over the respective vesting period and totaled approximately $2.2 million in each of fiscal years 2005, 2004 and 2003, respectively.

Non-performance based shares:  During fiscal year 2005 and fiscal year 2003, we granted certain employees 223,400 and 40,000 shares of restricted stock with market values at the date of grant totaling $6.8 million and $0.6 million, respectively. The market value of the restricted stock at the date of grant was recorded as unearned compensation, a component of shareholders’ equity, and is being charged to expense over the respective vesting periods. There were no non-performance shares granted to employees during fiscal year 2004. In fiscal years 2005, 2004 and 2003, the expense associated with non-performance based shares totaled $1.3 million, $0.7 million and $0.7 million, respectively.

During fiscal year 2005, we also awarded 12,000 restricted shares to non-employee directors that immediately vested. The market value of these shares totaled $0.3 million and was recognized in our consolidated results of operation during fiscal year 2005.

In fiscal years 2005, 2004 and 2003, we cancelled 22,650 shares, 59,776 shares and 59,776 shares, respectively, of restricted shares previously granted, with market values at the date of grant of $0.4 million, $0.5 million and $0.5 million, respectively, according to the provisions of the grant.

Stock Appreciation Rights

The 1997 Stock Plan also permits the granting of stock appreciation rights (“SARs”) to holders of options. Such rights permit the option holder to surrender an exercisable option, in whole or in part, on any date that the fair market value of our common stock exceeds the option price for the stock and re -

63.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ceive payment in common stock or, if the Board of Directors approves, in cash or any combination of cash and common stock. Such payment would be equal to the excess of the fair market value of the shares under the surrendered option over the option price for such shares. The change in value of SARs would be reflected in income based upon the market value of the stock. No SARs have been granted or issued through January 31, 2005.

Stock Options

Stock options and restricted stock activity and information about the 1997 Stock Plan and the Directors’ Stock Plan are follows:

Stock Options	Shares Subject To Option	Weighted- Average Option Price
Balance at January 25, 2002 (1,391,328 shares exercisable)	1,910,728	$11.20
Granted	1,344,400	16.96
Exercised	(464,774)	10.49
Cancelled	(60,800)	15.70
Balance at January 31, 2003 (1,088,454 shares exercisable)	2,729,554	14.06
Granted	1,322,300	17.34
Exercised	(398,696)	11.72
Cancelled	(80,800)	16.03
Balance at January 30, 2004 (1,409,458 shares exercisable)	3,572,358	15.43
Granted	51,000	25.21
Exercised	(727,483)	13.44
Cancelled	(259,090)	17.52
Balance at January 31, 2005 (1,264,685 shares exercisable)	2,636,785	$15.95

Restricted stock	Shares Outstanding	Shares Available for Issuance
Balance at January 25, 2002	1,285,624	365,376
Additional authorized	–	500,000
Shares transferred to stock option pool	–	(577,800)
Shares assigned but not issued	–	(250,000)
Granted	40,000	(40,000)
Cancelled	(59,776)	59,776
Vested	–	–
Balance at January 31, 2003	1,265,848	57,352
Additional authorized	–	1,000,000
Shares transferred to stock option pool	–	(237,500)
Issuance of assigned shares	–	76,000
Granted	176,000	(176,000)
Cancelled	(59,776)	59,776
Vested	(30,000)	–
Balance at January 30, 2004	1,352,072	779,628
Additional authorized	–	–
Shares transferred from stock option pool	–	198,550
Issuance of assigned shares	–	110,000
Granted	355,400	(355,400)
Cancelled	(22,650)	22,650
Vested	(32,000)	–
Balance at January 31, 2005	1,652,822	755,428

64.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Outstanding options at January 31, 2005 have expiration dates ranging from May 23, 2005 to March 8, 2014.

The following table summarizes information about stock options outstanding at January 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.42-$9.38	326,862	4.7	$8.51	326,862	$8.51
$10.50-$15.45	184,034	5.5	12.77	174,034	12.84
$16.25-$19.10	2,080,889	7.8	17.23	752,789	17.09
$20.00-$25.21	45,000	9.7	24.03	11,000	20.47
$6.42-$25.21	2,636,785	7.3	$15.95	1,264,685	$14.31

In March 2005, the Compensation Committee of the Board of Directors authorized the grant of approximately 0.4 million stock options at fair market value at the date of grant and approximately 0.2 million performance-based restricted stock grants, both with a three-year vesting period.

Stock-Based Compensation

We account for our stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under SFAS 123, as amended by SFAS 148, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period. Pro forma information relating to the fair value of stock-based compensation is presented in Note 1 under Stock-Based Compensation.

The estimated fair values of stock options granted during fiscal years 2005, 2004 and 2003 were derived using the Black-Scholes option-pricing model. The following table includes the assumptions used in estimating fair values and the resulting weighted-average fair value of the stock options granted in the periods presented:

Assumptions
Fiscal Years Ended	2005	2004	2003
Risk-free interest rates	3.0%	3.1%	4.6%
Average expected life of stock option (in years)	5	5	8
Expected volatility of common stock	43.2%	45.1%	40.3%
Expected annual dividend yield on common stock	1.0%	1.1%	1.1%
Weighted-average fair value of stock options granted	$9.65	$6.81	$7.97

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

65.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOTE 15 – SUPPLEMENTAL CASH FLOWS

Additional supplemental information related to the consolidated statements of cash flows is as follows:

($ in millions)
Fiscal Years Ended	2005	2004	2003
Income taxes paid, net	$86.7	$13.1	$10.3
Interest paid	25.2	31.3	29.9
Debt paid with sale-leaseback proceeds (non-cash activity) (Notes 7 and 13)	23.0	13.8	–
Change in market value of interest rate swaps (non-cash activity) (Note 8)	1.4	–	–
Assets acquired with debt (non-cash activity)	1.3	21.7	17.9
Note receivable from sale of investment in an affiliated entity	–	–	0.3

On January 28, 2005, our Board of Directors declared a quarterly dividend of $0.065 per share that was paid on February 21, 2005 to shareholders of record at the close of business on February 7, 2005. Dividends declared but not paid totaled $4.3 million and $3.1 million at January 31, 2005 and January 30, 2004, respectively.

See Note 3 for the net assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting.

NOTE 16 – RELATED PARTY TRANSACTIONS

We lease several buildings and properties from certain related parties, including our Chairman of the Board, two other members of the Board of Directors, and an executive officer. The leases generally provide that all expenses related to the properties are to be paid by us. Rents paid under these leases totaled $2.6 million, $2.5 million and $2.1 million in fiscal years 2005, 2004 and 2003, respectively.

On October 12, 2004, we agreed to and executed an agreement to purchase a storage facility and associated property for $1.7 million from a company owned by a member of our Board of Directors and the Chairman of the Board. We had previously occupied this property under a long-term lease.

In conjunction with our equity offering in October 2004 (see Note 11), our Chairman of the Board offered 0.3 million shares as a selling shareholder; we did not receive any proceeds from his sale. We incurred approximately $21,000 of costs associated with the equity offering on his behalf for which we were reimbursed in the third quarter of fiscal year 2005.

During fiscal years 2005, 2004, and 2003, we approved donations totaling $1.1 million, $0.3 million and $0.9 million, respectively, to the Hughes Supply Foundation, Inc. (“HSF”), a not-for-profit charitable organization designed to help provide financial assistance for families and communities in need in areas where we operate. The Board of Directors of HSF is comprised of certain of our executives, including the Chairman of the Board, the President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer.

66.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — in millions, except per share data

NOTE 17 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of the unaudited results of operations for each quarter in fiscal years 2005 and 2004:

	Q1		Q2		Q3	Q4	Year
Fiscal Year 2005
Net sales	$992.8		$1,143.1		$1,167.5	$1,119.2	$4,422.6
Gross margin	241.6	(1)	270.6	(1)	273.9	253.2	1,039.3
Net income	29.8		39.4		33.8	20.7	123.7
Earnings per share:
Basic	$0.49		$0.65		$0.55	$0.32	$2.01
Diluted	0.47		0.63		0.54	0.31	1.95
Average shares outstanding:
Basic	59.9		60.0		61.1	64.5	61.4
Diluted	61.7		62.0		63.0	66.5	63.4
Dividends per share	$0.065		$0.065		$0.065	$0.065	$0.260

Fiscal Year 2004
Net sales	$782.8		$815.1		$859.5	$796.0	$3,253.4
Gross margin	175.4		184.5		193.5	180.3	733.7
Net income	11.8		18.7		17.8	9.4	57.7
Earnings per share:
Basic	$0.26		$0.41		$0.39	$0.20	$1.26
Diluted	0.25		0.40		0.38	0.20	1.23
Average shares outstanding:
Basic	45.7		45.7		45.8	46.3	45.9
Diluted	46.2		46.7		46.9	48.0	47.0
Dividends per share	$0.050		$0.050		$0.050	$0.050	$0.200
(1)	During the third quarter of fiscal year 2005, we determined that certain out-bound freight costs in our MRO segment were included in cost of sales instead of selling, general and administrative expenses. Accordingly, our gross margin during the first and second quarter of fiscal year 2005 has been adjusted in the table above to reflect this reclassification. The net increase to gross margin was $0.5 million in both the first and second quarters of fiscal year 2005, respectively. This reclassification had no impact on reported net income.

67.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Hughes Supply, Inc.:

We have completed an integrated audit of Hughes Supply, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements & financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hughes Supply, Inc. and its subsidiaries at January 31, 2005 and January 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

68.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Southwest Power, Inc. and Western States Electric, Inc. from its assessment of internal control over financial reporting as of January 31, 2005 because they were acquired by the Company in a purchase business combination during fiscal 2005. We have also excluded Southwest Power, Inc. and

/s/  PricewaterhouseCoopers LLP

Orlando, Florida

April 12, 2005

Western States Electric, Inc. from our audit of internal control over financial reporting. Southwest Power, Inc. and Western States Electric, Inc. are wholly-owned subsidiaries whose combined total assets, net sales and net income represent 2% of each of the related consolidated financial statement amounts as of and for the year ended January 31, 2005.

69.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORTS TO HUGHES SUPPLY, INC. SHAREHOLDERS

Management’s Responsibility for Financial Information

We are responsible for the preparation and fair presentation of the consolidated financial statements and related financial information included in this Annual Report on Form 10-K. The consolidated financial statements and related financial information were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and reflect management’s estimates and judgments, which it believes are reasonable under the circumstances. The responsibility of our independent accountants is to express an opinion that the consolidated financial statements present fairly in all material respects the financial position and the results of operations and cash flows in conformity with GAAP. Their opinion is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) as further described in their report.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor and meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Management’s Report on Internal Control Over

Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2005.

We have excluded Southwest Power, Inc. and Western States Electric, Inc. (collectively referred to as “SWP/WSE”) from our assessment of internal control over financial reporting as of January 31, 2005 because it was acquired by us in a purchase business combination during the fourth quarter of fiscal year 2005. SWP/WSE is a wholly-owned subsidiary whose total assets, net sales and net income each represent approximately 2% of the related consolidated financial statement amounts as of and for the year ended January 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

70.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any change in, or disagreement with, our accountants or a reportable event which is required to be reported in response to this item.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-14 of the Exchange Act, Exhibits 31 and 32 of this Annual Report are certifications of the Chief Executive Officer (CEO and Principal Executive Officer) and the Chief Financial Officer (CFO, Principal Financial Officer, and Principal Accounting Officer), which should be read in conjunction with this section for a more complete understanding of the topics presented.

In addition, on June 18, 2004, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards in effect on June 18, 2004. The certification was unqualified.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (“disclosure controls”) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, management was re- quired to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures implemented.

As of the end of the period covered by this report, management, under the supervision of the Company’s CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We evaluated the effectiveness of our disclosure controls through documentation of the controls’ objectives, design, application, and effect on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action was being undertaken and process improvements were being implemented. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Annual Report, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Reports to Hughes Supply, Inc. Shareholders

See Item 8 for Reports of Management on Responsibility for Financial Information and on Internal Control over Financial Reporting, including management’s evaluation of the effectiveness of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f).

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

71.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements of the Company and its subsidiaries are included in Item 8 on pages 39 – 67.

(2)	Financial Statement Schedules

The financial statement schedule is included on page 76. All other schedules have been omitted as they are either not applicable, not required or the information is given in the financial statements or related notes thereto.

(3)	Exhibits Filed

A substantial number of the exhibits listed below in the index to the exhibits on pages 73 - 75 are indicated as having been previously filed as exhibits to other reports under the Securities Exchange Act of 1934, as amended, or as exhibits to registration statements under the Securities Act of 1933, as amended. Such previously filed exhibits are incorporated by reference in this Form 10-K. Exhibits not incorporated by reference herein are filed with this report.

72.

INDEX TO EXHIBITS (Item 14(a)3 – Exhibits Required by Item 601 of Regulation S-K and Additional Exhibits)

(3)	Articles of incorporation and by-laws.

3.1	Restated Articles of Incorporation of Hughes Supply, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 30, 2004 (Commission File No. 001-08772).

3.2	Amended and Restated By-Laws of Hughes Supply, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 30, 2004 (Commission File No. 001-08772).

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Form of Common Stock Certificate representing shares of the Registrant’s common stock, $1.00 par value, incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

4.2	Rights Agreement dated as of May 20, 1998 between Hughes Supply, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 99.2 to Form 8-A dated May 22, 1998 (Commission File No. 001-08772).

4.3	Indenture, dated as of October 12, 2004, by and among Hughes Supply, Inc., substantially all of its subsidiaries, and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 12, 2004 (Commission File No. 001-08772).

(10)	Material contracts.

10.1	Hughes Supply, Inc. 1997 Executive Stock Plan, Amended and Restated Plan (as amended on April 9, 2003), incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended May 2, 2003 (Commission File No. 001-08772).

10.2	Hughes Supply, Inc. 1988 Stock Option Plan as amended March 12, 1996, incorporated by reference to Exhibit to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

10.3	Hughes Supply, Inc. Amended and Restated Directors’ Stock Option Plan with amendments approved through May 21, 2002, incorporated by reference to Exhibit 10.4 to form 10-K for the fiscal year ended January 31, 2003 (Commission File No. 001-08772).

10.4	Hughes Supply, Inc. Amended Senior Executives’ Long-Term Incentive Bonus Plan, adopted January 25, 1996, incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended January 26, 1996 (Commission File No. 001-08772).

10.5	Hughes Supply, Inc. amended and restated Supplemental Executive Retirement Plan, effective as of February 5, 2004, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 2004 (Commission File No. 001-08772).

10.6	Form of Incentive Stock Option Award under the 1997 Executive Stock Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 30, 2004 (Commission File No. 001-08772).

10.7	Form of Non-Qualified Stock Option Award under the 1997 Executive Stock Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 30, 2004 (Commission File No. 001-08772).

10.8	Form of Restricted Stock Award under the 1997 Executive Stock Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended July 30, 2004 (Commission File No. 001-08772).

10.9	Form of Performance-Based Restricted Stock Award under the 1997 Executive Stock Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended July 30, 2004 (Commission File No. 001-08772).

10.10	Note Purchase Agreement, dated as of May 29, 1996, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended January 30, 1998 (Commission File No. 001-08772).

10.11	Note Purchase Agreement, dated as of August 28, 1997, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended July 31, 1997 (Commission File No. 001-08772).

73.

10.12	Note Purchase Agreement, dated as of May 5, 1998, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement, incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended April 30, 1998 (Commission File No. 001-08772).

10.13	Note Purchase Agreement, dated as of December 21, 2000 and amended January 19, 2001, by and among the Company and certain purchasers identified in Schedule A of the Note Purchase Agreement incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended January 26, 2001 (Commission File No. 001-08772).

10.14	Purchase Agreement, dated as of October 5, 2004, among the Company, substantially all of its subsidiaries, and the initial purchasers named therein, relating to $300.0 million in original principal amount of 5.50% Senior Notes due 2014, incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2004 (Commission File No. 001-08772).

10.15	Registration Rights Agreement, dated as of October 12, 2004, among Hughes Supply, Inc., substantially all of its subsidiaries, and the initial purchasers named therein, relating to $300.0 million in original principal amount of 5.50% Senior Notes due 2014, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2004 (Commission File No. 001-08772).

10.16	Revolving Credit Agreement dated as of June 14, 2004 among Hughes Supply, Inc. as borrower, the several banks and other financial institutions and SunTrust Bank as administrative agent, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 30, 2004 (Commission File No. 001-08772).

10.17	Amendment to Uncommitted Guidance and Swing Line Demand Promissory Note dated July 26, 2002 by the Company and SunTrust Bank, Inc. incorporated by reference to Exhibit 10.16 (a) to Form 10-Q for the quarter ended August 2, 2002 (Commission File No. 001-08772).

10.18	Amended and restated lease agreements with Hughes, Inc. dated April 1, 2003, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 2, 2003 (Commission File No. 001-08772).

Sub-Item	Property
(a)	521 West Central Blvd, Orlando, FL
(b)	1010 Grand Avenue, Orlando, FL
(c)	2018 Lucerne Terrace, Orlando, FL
(d)	335 N. Ingraham Avenue, Lakeland, FL
(e)	576 NE 23rd Street, Gainesville, FL
(f)	2525 12th Street, Sarasota, FL
(g)	341 South Seaboard Avenue, Venice, FL
(h)	2439 7th Street SW, Winter Haven, FL

10.19	Lease agreements with SJ Limited Partnership, incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772).

Sub-Item	Property
(a)	7311 Galveston Road, #800, Houston, TX
(b)	7311 Galveston Road, #510, Houston, TX

10.20	Lease agreement with SJ Partnership for 7311 Galveston Road, #710, Houston, TX, incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772).

10.21	Lease agreement with Stanwood Limited Partnership for 2751 Miller Road, Decatur, GA, incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772).

10.22	Lease agreements with SWS-TX Realty, Inc., incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772).

Sub-Item	Property
(a)	8511 Monroe Boulevard, Houston, TX
(b)	8505 Monroe Boulevard, Houston, TX

74.

10.23	Lease agreements with JEM-Realty, Inc. and Stanwood Interests Limited Partnership, incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended January 30, 2004 (Commission File No. 001-08772).

Sub-Item	Property
(a)	629 Pressley Road, Charlotte, NC
(b)	11835 West Fairmont Parkway, LaPorte, TX
(c)	Tract 26 South Houston Gardens, No. 6, Harris County, TX

10.24	Purchase and Sale Agreement between Hughes Supply, Inc. and several of its subsidiaries and Spirit Finance Acquisitions, LLC and Spirit Master Holdings SPE, LLC, dated December 30, 2004, incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 6, 2005 (Commission File No. 001-08772).

10.25	Hughes Supply, Inc. 2005 Non-qualified Deferred Compensation Plan effective as of March 1, 2005.

10.26	Hughes Supply, Inc. 2002 Non-qualified Deferred Compensation Plan effective as of March 1, 2002.

10.27	Purchase and Sale Agreement between Hughes Supply, Inc. and Hughes, Inc., dated October 13, 2004.

10.28	Form of Severance Agreement.

(21)	Subsidiaries of the Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer.

(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer.

75.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2005, January 30, 2004 and January 31, 2003 – $ in millions

Description	Balance at Beginning of Period	Additions Charged to Income		Deductions		Balance at End of Period
2005
Allowance for doubtful accounts	$6.5	$12.1	(a)	$(8.3	)(b)	$10.3
Inventory reserves	4.5	12.5	(c)	(11.8	)(d)	5.2
Deferred income taxes	0.6	–		(0.3)		0.3
2004
Allowance for doubtful accounts	$8.5	$8.1	(a)	$(10.1	)(b)	$6.5
Inventory reserves	6.0	7.8	(c)	(9.3	)(d)	4.5
Deferred income taxes	0.2	0.4		–		0.6
2003
Allowance for doubtful accounts	$8.4	$10.8	(a)	$(10.7	)(b)	$8.5
Inventory reserves	9.8	0.9	(c)	(4.7	)(d)	6.0
Deferred income taxes	0.1	0.1		–		0.2

(a) Represents gross bad debt expense, excluding recoveries of bad debts, which totaled $2.0 million, $3.5 million and $1.7 million in fiscal years 2005, 2004, and 2003, respectively.

(b) Represents write-offs of uncollectible receivable amounts.

(c) Represents amounts charged for provision for inventory loss, including book to physical inventory adjustments and estimated dead stock write-offs.

(d) Deductions represent the net difference between the original inventory provisions recorded and actual book to physical adjustments, dead stock write-offs, and reductions in calculated reserve requirements related primarily to inventory shrinkage. A provision for inventory shrink is estimated based on historical trends and the related reserves are adjusted to actual at the time of each branch’s physical inventory.

76.

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

Date: April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DAVID H. HUGHES	/S/ VINCENT S. HUGHES
David H. Hughes	Vincent S. Hughes
April 12, 2005	April 12, 2005
(Director)	(Director)

/S/ THOMAS I. MORGAN	/S/ DALE E. JONES
Thomas I. Morgan	Dale Jones
April 12, 2005	April 12, 2005
(Director)	(Director)

/S/ JOHN D. BAKER II	/S/ WILLIAM P. KENNEDY
John D. Baker II	William P. Kennedy
April 12, 2005	April 12, 2005
(Director)	(Director)

/S/ ROBERT N. BLACKFORD	/S/ PATRICK J. KNIPE
Robert N. Blackford	Patrick J. Knipe
April 12, 2005	April 12, 2005
(Director)	(Director)

/S/ H. CORBIN DAY	/S/ AMOS R. MCMULLIAN
H. Corbin Day	Amos R. McMullian
April 12, 2005	April 12, 2005
(Director)	(Director)

77.

INDEX OF EXHIBITS FILED WITH THIS REPORT

(10.25)	Hughes Supply, Inc. 2005 Non-qualified Deferred Compensation Plan effective as of March 1, 2005.

(10.26)	Hughes Supply, Inc. 2002 Non-qualified Deferred Compensation Plan effective as of March 1, 2002.

(10.27)	Purchase and Sale Agreement between Hughes Supply, Inc. and Hughes, Inc., dated October 13, 2004.

(10.28)	Form of Severance Agreement.

(21)	Subsidiaries of the Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer.

(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer.

78.