Form 10-Q
period 2005-04-30
HUGHES SUPPLY INC
filed 2005-06-09
CIK 49029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of June 3, 2005

$1 Par Value	66,431,667

HUGHES SUPPLY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HUGHES SUPPLY, INC.
Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three Months Ended

	April 30,	April 30,
	2005	2004

Net Sales	$1,239.7	$992.8
Cost of Sales	963.4	751.2

Gross Margin	276.3	241.6

Operating Expenses:
Selling, general and administrative	206.0	185.0
Depreciation and amortization	7.8	6.0

Total operating expenses	213.8	191.0

Operating Income	62.5	50.6

Non-Operating(Expense)Income:
Interest expense	(9.0)	(6.3)
Interest and other income	2.2	1.7

	(6.8)	(4.6)

Income Before Income Taxes	55.7	46.0
Income Taxes	21.7	16.2

Net Income	$34.0	$29.8

Earnings Per Share:
Basic	$0.53	$0.50

Diluted	$0.51	$0.48

Weighted-Average Shares Outstanding:
Basic	64.6	59.9

Diluted	66.5	61.7

Dividends Declared Per Share	$0.090	$0.065

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.
Consolidated Balance Sheets
(in millions, except share and per share data)

	April 30,
	2005	January 31,
	(unaudited)	2005

Assets
Current Assets:
Cash and cash equivalents	$231.9	$213.2
Accounts receivable, less allowance for doubtful accounts of $10.3	688.2	625.3
Inventories	664.3	633.9
Deferred income taxes	25.1	25.1
Other current assets	64.2	89.0

Total current assets	1,673.7	1,586.5
Property and equipment, net	96.1	92.8
Goodwill	718.6	718.6
Other assets	135.9	132.4

Total assets	$2,624.3	$2,530.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$45.2	$45.2
Accounts payable	579.1	503.9
Accrued compensation and benefits	27.7	58.7
Other current liabilities	62.9	63.4

Total current liabilities	714.9	671.2
Long-term debt	500.2	500.5
Deferred income taxes	89.0	72.3
Other noncurrent liabilities	35.7	32.4

Total liabilities	1,339.8	1,276.4

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 200,000,000 shares authorized; 66,430,667 and 66,214,127 shares issued	66.4	66.2
Capital in excess of par value	634.4	629.4
Retained earnings	601.3	573.3
Accumulated other comprehensive income, net of tax	1.9	2.0
Unearned compensation related to outstanding restricted stock	(19.5)	(17.0)

Total shareholders’ equity	1,284.5	1,253.9

Total liabilities and shareholders’ equity	$2,624.3	$2,530.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.
Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three Months Ended

	April 30,	April 30,
	2005	2004

Cash Flows from Operating Activities:
Net income	$34.0	$29.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.8	6.0
Provision for doubtful accounts	1.4	2.8
Restricted stock expense	1.6	0.9
Deferred income taxes	16.7	(2.0)
Other	(1.4)	(0.1)
Changes in assets and liabilities:
Accounts receivable	(64.3)	(82.0)
Inventories	(30.3)	(57.0)
Other current assets	26.2	11.9
Other assets	(2.9)	(0.8)
Accounts payable	54.1	106.9
Accrued compensation and benefits	(31.1)	(19.0)
Other current liabilities	(2.2)	24.9
Other noncurrent liabilities	3.8	1.2

Net cash provided by operating activities	13.4	23.5

Cash Flows from Investing Activities:
Capital expenditures	(12.3)	(4.2)
Proceeds from sale of property and equipment	0.3	37.0

Net cash (used in) provided by investing activities	(12.0)	32.8

Cash Flows from Financing Activities:
Net payments under short-term debt arrangements	—	(43.7)
Principal payments on other debt	(0.2)	(1.5)
Change in book overdrafts	21.1	(8.6)
Dividends paid	(4.3)	(3.1)
Other	0.7	1.7

Net cash provided by (used in) financing activities	17.3	(55.2)

Net Increase in Cash and Cash Equivalents	18.7	1.1
Cash and Cash Equivalents, Beginning of Period	213.2	8.3

Cash and Cash Equivalents, End of Period	$231.9	$9.4

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.	Basis of Presentation
      In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our results of operations for the three months ended April 30, 2005 and April 30, 2004, our financial position as of April 30, 2005, and cash flows for the three months ended April 30, 2005 and April 30, 2004. The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the trends or results that may be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
      On August 24, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on September 22, 2004 to shareholders of record as of the close of business on September 15, 2004. All share and per share amounts set forth in this report have been adjusted for the two-for-one stock split.

Business
      Founded in 1928, we are one of the nation’s largest diversified wholesale distributors of construction, repair and maintenance-related products with over 500 branches located in 40 states and two branches in Canada. Our customers include water and sewer, plumbing, electrical, and mechanical contractors; public utilities; municipalities; property management companies; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States. Our fiscal year is a 52-week period ending on January 31.

Reclassifications
      Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to current year presentation. These reclassifications had no net income impact on previously reported consolidated results of operations.

Stock-Based Compensation
      We account for our stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting periods with the impact of forfeitures recognized as they occur.
      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data):

	Three Months Ended

	April 30,	April 30,
	2005	2004

Net income as reported	$34.0	$29.8
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1.0	0.5
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.8)	(1.6)

Pro forma net income	$33.2	$28.7

Earnings per share:
Basic — as reported	$0.53	$0.50

Basic — pro forma	$0.51	$0.48

Diluted — as reported	$0.51	$0.48

Diluted — pro forma	$0.50	$0.47

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued in the periods presented:

	Three Months Ended

	April 30,	April 30,
Assumptions	2005	2004

Risk-free interest rates	4.0%	3.0%
Average expected life of stock options (in years)	4.8	5.0
Expected volatility of common stock	34.0%	43.2%
Expected annual dividend yield on common stock	1.2%	1.0%
Weighted-average fair value of stock options granted	$9.81	$9.65

Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as expenses regardless of whether they meet the criterion of “abnormal.” The statement also requires that allocation of fixed production overhead factors to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and are to be applied prospectively. We do not expect the adoption of SFAS 151 to have a material effect on our results of operations or financial position.
      In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. The provisions of SFAS 123R, as currently stated, require adoption by public companies as of the first interim or annual reporting period that begins after June 15, 2005; early adoption is permitted. The SEC has subsequently issued a rule that allows publicly traded companies to adopt SFAS 123R for the first annual reporting period beginning after June 15, 2005. We plan to adopt the provisions of SFAS 123R on February 1, 2006 in accordance with the SEC’s new rule. We are currently evaluating the impact that the ultimate adoption of SFAS 123R will have on our financial position and results of operations. The Stock-Based Compensation section provided above contains the pro forma impact on net income and earnings per share if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards in the first quarter of fiscal years 2006 and 2005.

Note 2.	Segment Information
      We manage our business on a product line basis and report the results of our operations in seven operating segments and an Other category. The seven operating segments are Water & Sewer; Plumbing/ Heating, Ventilating and Air Conditioning (“HVAC”); Utilities; Maintenance, Repair and Operations (“MRO”); Electrical; Industrial Pipe, Valves and Fittings (“PVF”); and Building Materials. We include our Fire Protection and Mechanical product lines in the Other category.
      The Corporate category includes corporate level expenses not allocated to our operating segments or the Other category. Inter-segment sales are excluded from net sales presented for each segment and the Other category. Operating income for each segment and the Other category includes certain corporate expense allocations for corporate overhead expenses, employee benefits, data processing expenses and insurance. These allocations are based on consumption or at a standard rate determined by management.

      The following table presents net sales and other financial information by segment for the first quarter of fiscal years 2006 and 2005 (in millions):

					Depreciation and
	Net Sales		Operating Income		Amortization

	April 30,	April 30,	April 30,	April 30,	April 30,	April 30,
Three Months Ended	2005	2004	2005	2004	2005	2004

Water & Sewer	$320.3	$271.6	$14.0	$10.5	$0.9	$0.7
Plumbing/ HVAC	283.8	220.9	5.9	4.9	1.3	0.7
Utilities	194.3	100.1	6.8	2.8	1.3	0.3
MRO	100.4	106.9	7.5	7.7	1.0	1.2
Electrical	106.0	102.3	3.0	3.5	0.1	0.2
Industrial PVF	117.7	82.7	17.9	11.4	0.1	0.2
Building Materials	68.6	59.1	5.0	5.0	0.2	0.2
Other	48.6	49.2	1.4	4.8	0.1	0.2
Corporate(1)	—	—	1.0	—	2.8	2.3

Total	$1,239.7	$992.8	$62.5	$50.6	$7.8	$6.0

(1)	The $1.0 million of operating income in the Corporate category related to the net gain associated with the sale of surplus properties during the first quarter of fiscal year 2006, including a $0.9 million gain associated with the sale of surplus property in Miami, Florida as further discussed in Note 9.
      The following tables include our investment in assets (accounts receivable less allowance for doubtful accounts, inventories and goodwill) and accounts payable for each segment as of April 30, 2005 and January 31, 2005 (in millions):

	As of April 30, 2005

	Accounts			Segment	Accounts
	Receivable	Inventories	Goodwill	Assets	Payable

Water & Sewer	$217.5	$144.4	$112.2	$474.1	$153.5
Plumbing/ HVAC	152.8	153.0	87.1	392.9	147.7
Utilities	79.1	94.1	123.4	296.6	77.2
MRO	51.0	53.7	273.0	377.7	42.3
Electrical	63.7	33.5	9.0	106.2	48.2
Industrial PVF	60.6	147.3	56.4	264.3	45.7
Building Materials	30.5	19.8	27.1	77.4	17.1
Other	33.0	18.5	30.4	81.9	18.4
Corporate	—	—	—	—	29.0

Total	$688.2	$664.3	$718.6	2,071.1	$579.1

Cash and cash equivalents				231.9
Deferred income taxes				25.1
Other current assets				64.2
Property and equipment, net				96.1
Other assets				135.9

Total Assets				$2,624.3

	As of January 31, 2005

	Accounts			Segment	Accounts
	Receivable	Inventories	Goodwill	Assets	Payable

Water & Sewer	$193.8	$137.4	$112.2	$443.4	$137.4
Plumbing/ HVAC	140.9	156.9	87.1	384.9	126.4
Utilities	62.0	84.8	123.4	270.2	53.9
MRO	50.8	49.0	273.0	372.8	40.8
Electrical	64.3	28.3	9.0	101.6	43.0
Industrial PVF	50.5	136.3	56.4	243.2	43.6
Building Materials	31.1	22.8	27.1	81.0	22.5
Other	31.9	18.4	30.4	80.7	15.6
Corporate	—	—	—	—	20.7

Total	$625.3	$633.9	$718.6	1,977.8	$503.9

Cash and cash equivalents				213.2
Deferred income taxes				25.1
Other current assets				89.0
Property and equipment, net				92.8
Other assets				132.4

Total Assets				$2,530.3

Note 3.	Goodwill and Intangible Assets
      During the first quarter of fiscal year 2006, we did not record any changes to the goodwill balances reported as of January 31, 2005. See Note 2 for the carrying amount of goodwill by reportable segment as of April 30, 2005 and January 31, 2005.
      As of April 30, 2005 and January 31, 2005, our intangible assets were classified as follows (in millions):

	As of April 30, 2005			As of January 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Amortized intangible assets
Acquired customer contracts	$56.8	$(5.7)	$51.1	$56.8	$(4.7)	$52.1
Corporate customer relationships	15.2	(1.2)	14.0	15.2	(0.8)	14.4
Non-compete/employment agreements	8.3	(2.7)	5.6	8.3	(2.0)	6.3
Shareholder relationships	4.2	(0.5)	3.7	4.2	(0.3)	3.9

Total	84.5	(10.1)	74.4	84.5	(7.8)	76.7
Unamortized intangible assets
Private label tradenames	5.9	—	5.9	5.9	—	5.9

Total	$90.4	$(10.1)	$80.3	$90.4	$(7.8)	$82.6

      Amortization expense for amortized intangible assets was $2.3 million and $0.9 million for the three months ended April 30, 2005 and 2004, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the nine months ending January 31, 2006 and future fiscal years is as follows (in millions):

	Nine Months
	Ending	Fiscal Years Ending January 31,
	January 31,
	2006	2007	2008	2009	2010

Amortization expense	$6.9	$8.3	$6.9	$6.5	$6.2

Note 4.	Branch Closures and Consolidation Activities
      As more fully disclosed in Note 6 to the consolidated financial statements in our fiscal year 2005 Annual Report, we approved plans to close and consolidate certain branches that did not strategically fit into our core businesses and/or did not perform to our expectations. The liability balance, included in other current liabilities, related to these activities as of the three months ended April 30, 2005 and the year ended January 31, 2005 was as follows (in millions):

	April 30,	January 31,
	2005	2005

Beginning balance	$2.9	$4.1
Provision	—	1.7
Lease payments	(0.8)	(2.9)

Ending balance	$2.1	$2.9

Note 5.	Long-Term Debt
      Long-term debt as of April 30, 2005 and January 31, 2005 consisted of the following (in millions):

	April 30,	January 31,
	2005	2005

8.27% senior notes, due 2005	$5.6	$5.6
8.42% senior notes, due 2007	61.8	61.8
7.96% senior notes, due 2011	60.7	60.7
7.14% senior notes, due 2012	28.6	28.6
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	40.5	40.5
5.50% senior notes, due 2014	300.0	300.0
Fair value hedge carrying value adjustment	0.5	1.4
Other notes payable with varying interest rates of 2.1% to 7.6% at April 30, 2005, with due dates from 2005 to 2014	9.2	8.7

Total debt	546.9	547.3
Less discount on debt issuance	(1.5)	(1.6)

Total debt less discount	545.4	545.7
Less current portion	(45.2)	(45.2)

Total long-term debt	$500.2	$500.5

      As of April 30, 2005, we were in compliance with all financial and non-financial covenants.
      On October 12, 2004, we issued $300.0 million in original principal amount of 5.5% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet net of a $1.5 million and $1.6 million discount as of April 30, 2005 and January 31, 2005, respectively. On May 10, 2005, we filed an exchange offer registration statement with the SEC on Form S-4 to exchange the notes for a new issue of substantially identical notes registered under the Securities Act. We expect that the registration statement will be declared effective by the SEC within 90 days of the filing date. If the registration statement is not declared effective on or before the 300th day after issuance, we will be required to pay a special interest premium to the holders of the notes. The new issue of substantially identical notes is expected to be guaranteed by substantially all of our subsidiaries. Separate financial statements of the subsidiary guarantors are not provided because our parent company (issuer of the notes) has no independent assets or operations and the subsidiary guarantees are expected to be full and unconditional and joint and several. There are no significant restrictions on our parent company or subsidiaries’ ability to obtain funds from our subsidiaries by dividend or loan. Additionally, any of our subsidiaries not guaranteeing the anticipated note issuance are expected to be minor (i.e., represent less than 3% of total consolidated assets, shareholders’ equity, net sales, income before income taxes and cash flows from operating activities).

Note 6.	Comprehensive Income
      Total comprehensive income, net of tax, was as follows (in millions):

	Three Months Ended

	April 30,	April 30,
	2005	2004

Net income	$34.0	$29.8
Other comprehensive income:
Net change in cash flow hedge — treasury lock	(0.1)	—

Total comprehensive income, net of tax	$33.9	$29.8

      Accumulated other comprehensive income, net of tax, totaled $1.9 million as of April 30, 2005, and consisted of the net unrealized gain associated with the settlement of our ten-year treasury rate lock contract on October 5, 2004. The treasury rate lock contract was entered into on September 27, 2004 to hedge the risk that the Treasury rate component of the fixed coupon payments relating to a $278.0 million notional principal amount of a then-forecasted $300.0 million private placement of notes may be adversely impacted by interest rate fluctuations. The gross proceeds received from the settlement of our treasury rate lock contract totaled $3.4 million and are being amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the $300.0 million notes are recognized in earnings. Approximately $0.3 million of the gain will be recognized in earnings as an adjustment to interest expense during the next twelve months.

Note 7.	Earnings Per Share
      Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the additional dilutive effect of our potential common shares, which includes certain employee and director stock options and unvested shares of restricted stock. The following table summarizes the incremental shares from these potentially dilutive common shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares (in millions):

	Three Months Ended

	April 30,	April 30,
	2005	2004

Basic weighted-average shares outstanding	64.6	59.9
Incremental shares resulting from:
Stock options	0.8	0.9
Restricted stock	1.1	0.9

Diluted weighted-average shares outstanding	66.5	61.7

      Excluded from the above computations of diluted weighted-average shares outstanding were 6,000 and 70,000 unvested shares of restricted common stock at average prices of $33.04 and $28.13 per share during the first quarter of fiscal years 2006 and 2005, respectively, because their effect would have been anti-dilutive. Options to purchase 388,221 shares of common stock at an average exercise price of $30.63 during the first quarter of fiscal year 2006 were excluded from the above computations of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. There were no employee or director stock options that were considered to have an anti-dilutive effect in the first quarter of fiscal year 2005.

Note 8.	Commitments and Contingencies

Legal Matters
      We are involved in various legal proceedings arising in the normal course of our business. In our opinion, none of the proceedings are material in relation to our consolidated operations, cash flows or financial position.
      In 1979, we acquired property located in Jacksonville, Florida that has since been used to support a branch of our Electrical business. Recently, small traces of hydrocarbons were discovered in limited soil samples. Subsequent testing of the soil revealed larger amounts of hydrocarbons that now require remediation, the extent of which is currently unknown. We believe that the contamination occurred prior to our acquisition of the property and are therefore currently evaluating all available recourse related to the remediation, including claims against third parties and against prior owners of the property. Although remediation of the property is probable, the cost of the remediation is not estimable at this time. Consequently, we have not accrued any amounts associated with this remediation. We do not expect the ultimate outcome of the remediation to be material to our consolidated results of operations, cash flows, or financial position.

Note 9.	Supplemental Cash Flows Information
      Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows (in millions):

	Three Months Ended

	April 30,	April 30,
	2005	2004

Income taxes paid, net	$2.2	$2.2
Interest paid	8.0	0.9
Debt paid with sale-leaseback proceeds (non-cash activity)	—	23.0
Change in market value of interest rate swaps (non-cash activity)	0.9	—
Assets acquired with debt (non-cash activity)	—	1.8
Note received on the sale of property (non-cash activity)	1.4	—
      We awarded an aggregate of 19,000 non-performance based restricted shares during the first quarter of fiscal year 2006 and 58,000 performance based restricted shares (net of 4,000 share cancellations) during the first quarter of fiscal year 2005 to certain key employees in accordance with our 1997 Executive Stock Plan. The market value of the non-performance-based restricted shares awarded during the first quarter of fiscal year 2006 and the performance based restricted shares awarded during the first quarter of fiscal year 2005 totaled $0.6 million and $1.8 million, respectively, at the date of the grants and were recorded as unearned compensation, a component of shareholders’ equity. These amounts are being charged ratably to expense over a vesting period of approximately five years.
      On March 1, 2005, the Compensation Committee of the Board of Directors authorized the grant of 145,288 performance-based restricted stock grants under the amended 1997 Executive Stock Plan. The grants provide for graded vesting only if a comparison of our total shareholder return equals or exceeds the cumulative total shareholder return of the Standard & Poor’s 500 Composite Stock Index (the “S&P

index”) over a three-year period. The market value of the performance-based restricted shares awarded during the first quarter of fiscal year 2006 totaled $3.8 million as of April 30, 2005 and was recorded as unearned compensation. A portion of the unearned compensation is expensed each reporting period based on the number of shares expected to ultimately vest in light of our performance against the S&P index, our stock price and the vesting period. While we anticipate meeting these performance criteria, the expense associated with these performance-based shares could be reversed should it become unlikely that the related shares will vest.
      On March 8, 2005, our Board of Directors declared a quarterly cash dividend of $0.09 per share that was paid on May 13, 2005 to shareholders of record on April 29, 2005. Dividends declared but not paid totaled $6.0 million and $4.0 million at April 30, 2005 and April 30, 2004, respectively.
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
      On November 10, 2004 and November 20, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts have been designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). The interest rate swap contracts have qualified for the shortcut method of accounting prescribed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items. The change in the fair value of the derivative instruments and the underlying long-term debt since January 31, 2005 was approximately $0.9 million, with the change in the fair value of the derivative instruments included within other assets in our consolidated balance sheets.
      During the first quarter of fiscal year 2006, a gain of approximately $0.9 million was recognized on the sale of surplus property in Miami, Florida for which we received approximately $0.2 million of cash proceeds and a note receivable for $1.4 million. The sale closed on April 30, 2005, and the note receivable was satisfied in May 2005.

Note 10.	Subsequent Events
      On May 2, 2005, we completed the acquisition of National Construction Products, Inc. (“National”), a distributor of construction materials serving the Atlanta, Georgia area. National generated sales of approximately $8 million in its latest fiscal year ended December 31, 2004, with product offerings including tilt-up bracing rental and lifting/bracing inserts, lumber, wire mesh, curing compounds and form liners. The acquisition of National will assist us in expanding our market share for our Building Materials segment in the metro-Atlanta area and also allows us to invest in a business that is well-aligned with our focus on providing quality service to our customers, along with quality products.
      On May 19, 2005, our shareholders approved the amendment and restatement of our Articles of Incorporation to increase the number of authorized common shares from 100,000,000 to 200,000,000 shares. The increase in the number of authorized shares of common stock enables us to have additional common shares available for issuance in connection with future public or private financings involving the sale of common shares or securities convertible into common shares, acquisitions, employee benefit plans and other corporate purposes. We have no current plans, agreements or arrangements for the issuance of additional common shares other than upon the exercise of outstanding stock options and awards under our equity compensation plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our business and results of operations. This information is a discussion and analysis of certain significant factors that have affected our results of operations for the three months ended April 30, 2005 and April 30, 2004, and our financial condition as of April 30, 2005. MD&A should be read in conjunction with our consolidated financial statements and the notes thereto contained herein and in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2005.
      On August 24, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on September 22, 2004 to shareholders of record as of the close of business on September 15, 2004. All share and per share amounts set forth in this report have been adjusted for the two-for-one stock split.
Forward-Looking Statements
      Certain statements made by us or incorporated by reference in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “may,” “will,” “should,” “plan,” “intend,” “project,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, our expectations may not prove to be correct. Actual results or events may differ significantly from those indicated in our forward-looking statements as a result of various important factors. These factors are discussed under the caption “Item 1. Business — Risk Factors” in our Annual Report for the year ended January 31, 2005. All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business
      Founded in 1928, we are one of the largest diversified wholesale distributors of construction, repair and maintenance-related products in the United States. We distribute over 350,000 products to more than 100,000 customers through over 500 branches located in 40 states and two branches in Canada. Our principal customers include water and sewer, plumbing, electrical, and mechanical contractors; public utilities; municipalities; property management companies; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States. Our fiscal year is a 52-week period ending on January 31.
Segment Information
      We manage our business on a product line basis and report the results of our operations in seven operating segments and an Other category. The seven operating segments are Water & Sewer; Plumbing/ Heating, Ventilating and Air Conditioning (“HVAC”); Utilities; Maintenance, Repair and Operations (“MRO”); Electrical; Industrial Pipe, Valves and Fittings (“PVF”); and Building Materials. We include our Fire Protection and Mechanical product lines in the Other category.
      Inter-segment sales are excluded from net sales presented for each segment and the Other category. Operating income for each segment and the Other category includes certain corporate expense allocations for corporate overhead expenses, employee benefits, data processing expenses and insurance. These allocations are based on consumption or at a standard rate determined by management.

Results of Operations

Overview
      Our results of operations for the first quarter of fiscal year 2006 reflected higher net sales and earnings compared to strong results in the prior year’s first quarter. Net sales increased 24.9% to $1,239.7 million in the first quarter of fiscal year 2006, compared to $992.8 million reported in the same period last year, with $169.0 million of the increase relating to the impact of our recent acquisitions of Standard Wholesale Supply Company (“Standard”), Todd Pipe & Supply (“Todd Pipe”), and Southwest Power, Inc./ Western States Electric, Inc. (“SWP/ WSE”). Organic sales increased 8.8% with positive growth reported in Water & Sewer, Utilities, Electrical, Industrial PVF and Building Materials. However, a higher average cost of inventory sold and a change in business mix contributed to a 200 basis point decrease in gross margin to 22.3%, compared to the same period in the prior year. The decrease in the gross margin percentage was offset by a 200 basis point reduction in operating expenses as a percentage of net sales due primarily to leverage obtained from the higher net sales, productivity improvements, moderation in investment spending, and business mix. Net income in the first quarter of 2006 totaled $34.0 million, a $4.2 million or 14.1% increase compared to the prior year’s first quarter net income of $29.8 million. Diluted earnings per share in the first quarter of fiscal year 2006 totaled $0.51 on 66.5 million weighted-average shares outstanding, compared to $0.48 per diluted share reported in the prior year on 61.7 million weighted-average shares outstanding. The 4.8 million increase in weighted-average shares outstanding was primarily the result of our equity offering in October 2004, at which time an additional 4.0 million shares were issued.

Net Sales
      Net sales are affected by numerous factors, including, but not limited to, changes in demand, commodity pricing, seasonality, weather, competition and construction cycles. The following table presents the major components of our consolidated net sales during the first quarter of fiscal years 2006 and 2005 (in millions):

	Three Months Ended

	April 30,	April 30,	Percentage
	2005	2004	Variance

Existing sales base	$1,065.3	$972.8	9.5%
Branch openings	5.4	—
Branch closures	—	18.6
Acquisitions	169.0	148.5

Organic sales(1)	1,239.7	1,139.9	8.8%
Excluded (divested) branches(2)	—	1.4
Less: Pre-acquisition pro forma sales	—	(148.5)

Reported net sales	$1,239.7	$992.8	24.9%

(1)	Organic sales is a measure used by management to assess the sales performance associated with branches we have had during each of the last two years (i.e., existing sales base), branches we have opened or closed within the last two years, and branches we have acquired during the last two years. Branches of any divested business are excluded from our calculation. For comparative purposes, prior period sales are reported on a pro forma basis to include pre-acquisition sales activity. We believe the methodology reflects the current sales performance of all of our branches, including those newly-acquired.

(2)	During the third quarter of fiscal year 2005, we sold a business within the MRO segment for $2.6 million, which resulted in a gain of approximately $0.1 million. This business was sold because it was not a core operation within the MRO segment. As a result, the related prior year’s sales of $1.4 million have been excluded from organic sales.

      Net sales in the first quarter of fiscal year 2006 totaled $1,239.7 million, an increase of $246.9 million or 24.9%, compared to the prior year’s first quarter net sales of $992.8 million. Organic sales increased by $99.8 million or 8.8%, with positive growth reported by our Water & Sewer, Utilities, Electrical, Industrial PVF and Building Materials segments. Our Plumbing/ HVAC, MRO, and collectively the two product lines comprising our Other category reported flat or slightly decreased sales. The increase in net sales included approximately $169.0 million from our recent acquisitions, including Standard and Todd Pipe (completed in the second quarter of fiscal year 2005) and SWP/ WSE (completed in the fourth quarter of fiscal year 2005). The remaining increase in net sales was primarily due to continued strength in commercial and residential construction, and increased industrial activity. Price changes for commodity-based products were mixed, resulting in a modest price impact to our total reported net sales in the first quarter of fiscal year 2006.

Gross Margin
      Gross margin is affected by numerous factors, including, but not limited to, business and product mix changes, demand, commodity pricing, competition, purchasing rebates and direct shipments compared to stock sales. Gross margin and gross margin ratio to net sales during the first quarter of fiscal years 2006 and 2005 were as follows (in millions):

	Three Months Ended

	April 30,	April 30,	Percentage and
	2005	2004	Basis Point Variance

Gross margin	$276.3	$241.6	14.4%
Gross margin ratio to net sales	22.3%	24.3%	(200)
      Gross margin ratio to net sales totaled 22.3% and 24.3% in the first quarter of fiscal years 2006 and 2005, respectively. The 200 basis point decrease was mainly attributable to the favorable impact in the prior year quarter of higher selling prices resulting from a steep increase in commodity prices while the commensurate increase in product costs was not incurred until the inventory was replaced in subsequent months. Also contributing to the decline in gross margin was a change in business mix as compared to the prior year comparable quarter, with increased sales from our lower-margin Utilities business comprising 15.7% of our net sales in the first quarter of fiscal year 2006 compared to 10.1% in the prior year’s first quarter as a result of the SWP/ WSE acquisition. Partially offsetting the business mix impact was the increased sales from our Industrial PVF business, which has historically generated higher margins than our other businesses, and improved purchasing leverage, resulting in higher vendor rebate income compared to the first quarter of fiscal year 2005.

Operating Expenses
      Operating expenses and percentage of net sales for the first quarter of fiscal years 2006 and 2005 were as follows (in millions):

	Operating Expenses			Percentage of Net Sales

	Three Months Ended			Three Months Ended

	April 30,	April 30,	Percentage	April 30,	April 30,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Personnel expenses	$140.2	$120.5	16.3%	11.3%	12.1%	(80)
Other selling, general and administrative expenses	65.8	64.5	2.0%	5.3%	6.5%	(120)
Depreciation and amortization	7.8	6.0	30.0%	0.6%	0.6%	—

Total	$213.8	$191.0	11.9%	17.2%	19.2%	(200)

      Personnel expenses during the first quarter of fiscal year 2006 increased by $19.7 million or 16.3% as compared to the first quarter of fiscal year 2005. Over one-half of the $19.7 million increase was the result of the Standard, Todd Pipe, and SWP/ WSE acquisitions. Our workforce increased approximately 13%, from approximately 8,300 employees at April 30, 2004 to approximately 9,400 at April 30, 2005 primarily as a result of prior year acquisitions. Excluding the impact of these acquisitions, our workforce increased by approximately 4% compared to the prior year’s first quarter. The $8.3 million or 6.9% increase in personnel expenses during the first quarter of fiscal year 2006, excluding the impact of the acquisitions, was primarily the result of a $6.1 million or 9.0% increase in salaries and wages as a result of the increase in headcount (which included a number of key management additions), a $1.8 million increase in temporary labor and overtime primarily related to various system conversions, an $0.8 million increase in hiring expenses primarily related to the increased headcount, and a $0.7 million increase in additional restricted stock amortization associated with fiscal year 2005 and first quarter of fiscal year 2006 restricted stock grants. These increases were partially offset by a reduction in employee health insurance expenses of $2.2 million due to lower claims activity in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005 and due to a change in our healthcare provider effective January 1, 2005.
      Other selling, general and administrative expenses increased $1.3 million or 2.0% as compared to the first quarter of fiscal year 2005. The acquisitions of Standard, Todd Pipe, and SWP/ WSE accounted for $4.8 million of the increase while building rents increased approximately $1.9 million due in part to the sale-leaseback transactions completed in April and December of fiscal year 2005. These increases in other selling, general and administrative costs were partly offset by a $2.0 million decrease in marketing expenses as a result of expanded vendor involvement in our marketing promotions and events, a $0.9 million gain realized on the sale of surplus property in Miami, Florida, and a $1.9 million reduction in the provision for doubtful accounts due to an improvement in the credit quality of our accounts receivable through enhanced credit policies and management of past due accounts and a significant reduction of over 60 days receivable balances compared to the first quarter of fiscal year 2005 as well as the non-recurring $0.8 million write-off in the Industrial PVF segment in the prior year.
      The increase in depreciation and amortization expense of $1.8 million during the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005 was primarily a result of incremental amortization expense associated with the intangible assets related to the Standard, Todd Pipe and SWP/ WSE acquisitions. Depreciation expense was relatively consistent with the comparable quarter in the prior year with the increase in depreciation from capital expenditures primarily offset by the decrease in depreciation associated with the sale-leaseback transactions that occurred in April and December of fiscal year 2005. As a percentage of net sales, depreciation and amortization expenses remained flat at 0.6% of net sales for the first quarter of fiscal years 2006 and 2005, respectively.
      We are primarily a fixed cost business; consequently, a percentage change in our net sales can have a greater percentage effect on our operating expense ratio. As a percentage of net sales, total operating expenses decreased 200 basis points compared to the prior year due primarily to leverage obtained from the higher net sales, productivity improvements, lower investment spending, and business mix, including an improvement in the Utilities segment that was primarily related to the SWP/ WSE acquisition. As a component of overall operating expenses, personnel expenses decreased 80 basis points to 11.3% in the first quarter of fiscal year 2006, compared to 12.1% in the first quarter of fiscal year 2005. Other selling, general and administrative expenses decreased 120 basis points to 5.3% in the first quarter of fiscal year 2006, compared to 6.5% in the first quarter of fiscal year 2005.

Operating Income
      Operating income is affected by numerous factors, including, but not limited to, fluctuations in net sales as well as changes in business and product mix. Operating income for the first quarter of fiscal years 2006 and 2005 was as follows (in millions):

	Operating Income			Percentage of Net Sales

	Three Months Ended			Three Months Ended

	April 30,	April 30,	Percentage	April 30,	April 30,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Operating income	$62.5	$50.6	23.5%	5.0%	5.1%	(10)

      Operating income during the first quarter of fiscal year 2006 totaled $62.5 million, increasing $11.9 million or 23.5%, compared to the prior year’s first quarter operating income of $50.6 million. Operating income as a percentage of net sales decreased 10 basis points due primarily to a 200 basis point reduction in our gross margin percentage resulting from a higher average cost of inventory sold and a change in business mix compared to the first quarter of fiscal year 2005, partly offset by a 200 basis point reduction in operating expenses as a percentage of net sales, resulting from the leverage obtained from the higher net sales, productivity improvements, moderation in investment spending, and business mix.

Interest Expense
      Interest expense totaled $9.0 million and $6.3 million in the first quarter of fiscal years 2006 and 2005, respectively. The increase was due primarily to a $119.1 million or 28.0% increase in our weighted-average outstanding debt balances and a 66 basis point increase in our weighted-average interest rate. These increases were mainly attributable to our private placement of $300.0 million in original principal amount of 5.5% senior notes in October 2004, a portion of the proceeds from which were used to pay off amounts outstanding under our revolving credit agreement.

Interest and Other Income
      Interest and other income totaled $2.2 million and $1.7 million in the first quarter of fiscal years 2006 and 2005, respectively. The increase in the first quarter of fiscal year 2006 was mainly due to additional interest income resulting from an increased level of cash, primarily resulting from our equity and debt offerings in October 2004.

Income Taxes
      Our effective tax rate in the first quarter of fiscal years 2006 and 2005 was 39.0% and 35.2%, respectively. The increase was primarily attributable to a $1.7 million tax benefit realized in the first quarter of fiscal year 2005 related to federal income tax filing amendments associated with prior fiscal years. Our effective tax rate is expected to be 39.0% for the remainder of fiscal year 2006.
Segment Results
      Net sales and organic sales by segment in the first quarter of fiscal years 2006 and 2005 were as follows (in millions):

	Net Sales			Organic Sales

	Three Months Ended			Three Months Ended

	April 30,	April 30,	Percentage	April 30,	April 30,	Percentage
	2005	2004	Variance	2005	2004	Variance

Water & Sewer	$320.3	$271.6	17.9%	$320.3	$291.7	9.8%
Plumbing/ HVAC	283.8	220.9	28.5%	283.8	283.7	0.0%
Utilities	194.3	100.1	94.1%	194.3	165.8	17.2%
MRO	100.4	106.9	(6.1)%	100.4	105.4	(4.7)%
Electrical	106.0	102.3	3.6%	106.0	102.3	3.6%
Industrial PVF	117.7	82.7	42.3%	117.7	82.7	42.3%
Building Materials	68.6	59.1	16.1%	68.6	59.1	16.1%
Other	48.6	49.2	(1.2)%	48.6	49.2	(1.2)%

Total	$1,239.7	$992.8	24.9%	$1,239.7	$1,139.9	8.8%

      Operating income by segment and as a percentage of net sales for the first three months of fiscal years 2006 and 2005 was as follows (in millions):

	Operating Income			Percentage of Net Sales

	Three Months Ended			Three Months Ended

	April 30,	April 30,	Percentage	April 30,	April 30,	Basis
	2005	2004	Variance	2005	2004	Points

Water & Sewer	$14.0	$10.5	33.3%	4.4%	3.9%	50
Plumbing/ HVAC	5.9	4.9	20.4%	2.1%	2.2%	(10)
Utilities	6.8	2.8	142.9%	3.5%	2.8%	70
MRO	7.5	7.7	(2.6)%	7.5%	7.2%	30
Electrical	3.0	3.5	(14.3)%	2.8%	3.4%	(60)
Industrial PVF	17.9	11.4	57.0%	15.2%	13.8%	140
Building Materials	5.0	5.0	0.0%	7.3%	8.5%	(120)
Other	1.4	4.8	(70.8)%	2.9%	9.8%	(690)
Corporate(1)	1.0	—	100.0%	—	—	—

Total	$62.5	$50.6	23.5%	5.0%	5.1%	(10)

(1)	The $1.0 million of operating income in the Corporate category related to the net gain associated with the sale of surplus properties during the first quarter of fiscal year 2006, including a $0.9 million gain associated with the sale of surplus property in Miami, Florida as further discussed in Note 9 to the consolidated financial statements.
      The following is a discussion of factors impacting net sales and operating income for our operating segments:

Water & Sewer
      Net sales: Net sales in the first quarter of fiscal year 2006 totaled $320.3 million, an increase of $48.7 million or 17.9%, compared to the prior year’s first quarter net sales of $271.6 million. This increase included net sales of $23.8 million from the Standard acquisition completed in May 2004, which posted strong growth in the fast-growing Las Vegas market. Organic sales increased $28.6 million or 9.8% compared to the first quarter of fiscal year 2005 due primarily to continued strong demand, particularly in Florida, Arizona, Texas, and Nevada, along with higher prices for polyvinyl chloride (“PVC”) and ductile iron pipe. These increases were partially offset by weaker sales during March 2005 due to weather-related project delays in southern California and parts of the Southeast.
      Operating income: As a percentage of net sales, operating income increased to 4.4% in the first quarter of fiscal year 2006 from 3.9% in the prior year’s first quarter. The 50 basis point increase was primarily the result of leverage from the higher net sales partially offset by decreased gross margins resulting from competitive pricing pressures in certain markets and an increase in sales mix with a higher proportion of direct shipment sales, which typically yield lower gross margins.

Plumbing/ HVAC
      Net sales: Net sales in the first quarter of fiscal year 2006 totaled $283.8 million, an increase of $62.9 million or 28.5%, compared to the prior year’s first quarter net sales of $220.9 million. This increase included net sales of $62.8 million from the Todd Pipe acquisition completed in May 2004. Organic sales remained flat in the first quarter of fiscal year 2006 compared to the comparable prior year quarter due in large part to wet weather conditions in southern California and parts of the Southeast.
      Operating income: As a percentage of net sales, operating income decreased to 2.1% in the first quarter of fiscal year 2006 from 2.2% in the prior year’s first quarter. The 10 basis point decrease was primarily the result of competitive pricing pressures in certain markets, increased costs related to point-of-

sale system conversions in various Florida branches, and a stabilization of commodity prices compared to the first quarter of fiscal year 2005.

Utilities
      Net sales: Net sales in the first quarter of fiscal year 2006 totaled $194.3 million, an increase of $94.2 million or 94.1%, compared to the prior year’s first quarter net sales of $100.1 million. This increase included net sales of $82.4 million from the SWP/ WSE acquisition completed in November 2004, which benefited from unseasonably good weather in the Pacific Northwest. Organic sales increased $28.5 million or 17.2% compared to the first quarter of fiscal year 2005 due primarily to higher sales resulting from new and expanded alliance contracts with large electric utility companies.
      Operating income: As a percentage of net sales, operating income increased to 3.5% in the first quarter of fiscal year 2006 from 2.8% in the prior year’s first quarter. The 70 basis point increase was primarily due to leverage from the higher net sales associated with the SWP/ WSE acquisition along with a decline in the ratio of operating expenses to net sales as a result of costs incurred last year to establish the infrastructure necessary to support additional business from alliance customers.

MRO
      Net sales: Net sales in the first quarter of fiscal year 2006 totaled $100.4 million, a decrease of $6.5 million or 6.1%, compared to the prior year’s first quarter total of $106.9 million. Organic sales decreased $5.0 million or 4.7% compared to the first quarter of fiscal year 2005 due primarily to the impact of branch consolidations in overlapping markets resulting from the Century Maintenance Supply, Inc. (“Century”) acquisition and continued weakness in the multi-family housing market, particularly in its largest markets of Dallas, Houston, Atlanta and Indianapolis, where vacancy rates are higher than the national average.
      Operating income: As a percentage of net sales, operating income increased to 7.5% in the first quarter of fiscal year 2006 from 7.2% in the prior year’s first quarter. The 30 basis point increase was primarily the result of the expense synergies obtained in integrating the Hughes and Century sales forces and facilities.

Electrical
      Net sales: Net sales and organic sales in the first quarter of fiscal year 2006 totaled $106.0 million, an increase of $3.7 million or 3.6%, compared to the prior year’s first quarter total of $102.3 million. Sales growth was driven by higher commercial construction activity and continued strength in residential construction, primarily in Florida and North Carolina.
      Operating income: As a percentage of net sales, operating income decreased to 2.8% in the first quarter of fiscal year 2006 from 3.4% in the prior year’s first quarter. The 60 basis point decrease was primarily attributable to lower gross margins resulting from stabilizing commodity prices compared to the first quarter of fiscal year 2005.

Industrial PVF
      Net sales: Net sales and organic sales in the first quarter of fiscal year 2006 totaled $117.7 million, an increase of $35.0 million or 42.3%, compared to the prior year’s first quarter net sales of $82.7 million. The sales growth was primarily the result of higher demand as fabricators in the U.S. experienced increases in exports due to high oil prices, a weak dollar and product scarcity overseas. The remainder of the increase was the result of higher nickel and metal alloy prices during the first quarter of fiscal year 2006 compared to the same quarter in the prior year.
      Operating income: As a percentage of net sales, operating income increased to 15.2% in the first quarter of fiscal year 2006 from 13.8% in the prior year’s first quarter. The 140 basis point increase was primarily the result of the leverage gained from the higher net sales and an increase in gross margin attributable to strategic inventory purchases of nickel and steel products.

Building Materials
      Net sales: Net sales and organic sales in the first quarter of fiscal year 2006 totaled $68.6 million, an increase of $9.5 million or 16.1%, compared to the prior year’s first quarter net sales of $59.1 million. The sales growth was primarily the result of strong commercial construction activity, primarily in Florida.
      Operating income: As a percentage of net sales, operating income decreased to 7.3% in the first quarter of fiscal year 2006 from 8.5% in the prior year’s first quarter. The 120 basis point decrease was primarily attributable to higher average cost inventory compared to the prior year comparable quarter resulting from a steep increase in commodity prices for steel and lumber in the first quarter of fiscal year 2005 and competitive pricing pressures in certain markets.

Other
      Net sales: Net sales and organic sales in the first quarter of fiscal year 2006 totaled $48.6 million, a decrease of $0.6 million or 1.2%, compared to the prior year’s first quarter net sales of $49.2 million. The Fire Protection product line had sales growth of $1.6 million or 4.3% during the first quarter of fiscal year 2006 due to the opening of a fabrication center in the fourth quarter of fiscal year 2005 that expanded business in the Carolinas, partially offset by the stabilization of steel prices compared to the first quarter of fiscal year 2005. The Mechanical product line reported a sales decrease in the first quarter of fiscal year 2006 of $2.2 million or 18.0%, as compared to the prior year’s first quarter due to a decline in large projects from several of its major customers.
      Operating income: As a percentage of net sales, operating income decreased to 2.9% in the first quarter of fiscal year 2006 from 9.8% in the prior year’s first quarter. The 690 basis point decrease was primarily the result of higher average cost inventory than a year ago.
Liquidity and Capital Resources
      The following sets forth certain measures of our liquidity (in millions):

	Three Months Ended

	April 30,	April 30,
	2005	2004

Net cash provided by operating activities	$13.4	$23.5
Net cash (used in) provided by investing activities	(12.0)	32.8
Net cash provided by (used in) financing activities	17.3	(55.2)

	April 30,	January 31,
	2005	2005

Working capital	$958.8	$915.3
Current ratio	2.3 to 1	2.4 to 1
Debt to total capital	29.8%	30.3%

Working Capital
      Compared to January 31, 2005, working capital increased $43.5 million or 4.8% during the first quarter of fiscal year 2006. The increase in working capital was primarily attributable to higher cash and accounts receivable balances driven by net sales growth, and lower compensation and benefits accruals as a result of bi-weekly payroll payment timing combined with annual bonus payments, which are made during the first quarter of every year. These increases to working capital were partly offset by lower levels of owned inventories (inventories less accounts payable) resulting from improved payables management, and reduced other current asset balances due to collections of vendor rebate receivables. We continue to focus on our asset management initiatives in order to improve our working capital efficiency to allow us to generate additional cash from operations.

Operating Activities
      During the first quarter of fiscal years 2006 and 2005, cash flows provided by operating activities totaled $13.4 million and $23.5 million, respectively. Operating cash flow decreased in the first quarter of fiscal year 2006 primarily as a result of a decrease in our level of owned inventories and an increase in cash outflows from accrued compensation and benefits primarily related to higher annual bonus payments as compared to the prior fiscal year. These operating cash outflows were partly offset by improved accounts receivable collections and improved earnings compared to the same period last year.
      Our accounts receivable balances increased $64.3 million during the first quarter of fiscal year 2006 compared to an increase of $82.0 million during the first quarter of fiscal year 2005. The resulting $17.7 million favorable variance was the result of an improvement in the credit quality of our accounts receivable through enhanced credit policies and management of past due accounts as well as a reduction of one day in the number of day’s sales outstanding.
      Going forward, we expect operating cash flows to be good as we continue to improve our working capital efficiency, allowing us to generate additional cash from operations.

Investing Activities
      During the first quarter of fiscal years 2006 and 2005, cash flows (used in) provided by investing activities totaled ($12.0) million and $32.8 million, respectively. Our capital expenditures totaled $12.3 million and $4.2 million during the first quarter of fiscal years 2006 and 2005, respectively. Of these expenditures, approximately $6.5 million and $2.5 million, respectively related to information technology outlays. Capital expenditures are expected to be in the range of approximately $30 million to $35 million during fiscal year 2006.
      Proceeds from the sale of property and equipment totaled $0.3 million and $37.0 million in the first quarter of fiscal years 2006 and 2005, respectively. During the first quarter of fiscal year 2006, a gain of approximately $0.9 million was recognized on the sale of surplus property in Miami, Florida for which we received $0.2 million in cash proceeds and a note receivable, which was subsequently paid, for $1.4 million. During the first quarter of fiscal year 2005, proceeds from the sale of property and equipment consisted primarily of cash received from the sale-leaseback of a portfolio of properties associated with 18 different branches. The resulting leases qualified for operating lease treatment.

Financing Activities
      During the first quarter of fiscal years 2006 and 2005, cash flows provided by (used in) financing activities totaled $17.3 million and ($55.2) million, respectively. The increase in financing cash inflows, compared to the prior year period, was due in part to a total of $43.7 million of payments made on our revolving credit agreement in the first quarter of fiscal year 2005, which were not required to be made in the first quarter of fiscal year 2006 as no amounts were outstanding under our revolving credit agreement. Other debt payments, including scheduled payments on our senior notes, totaled $0.2 million and $1.5 million in the first quarter of fiscal years 2006 and 2005, respectively. The remaining difference, compared to the prior year first quarter, was due to an increase in book overdrafts as a result of the timing of accounts payable check disbursements. As of April 30, 2005, we were in compliance with all financial and non-financial covenants under our revolving credit agreement and notes.
      Dividend payments totaled $4.3 million and $3.1 million during the first quarter of fiscal years 2006 and 2005, respectively. The higher dividend payments in fiscal year 2006 were primarily attributable to an increase in our common stock outstanding due to the sale of 4.0 million shares in a public offering during the third quarter of fiscal year 2005 in addition to a 30% higher dividend rate paid per share. On March 8, 2005, our Board of Directors declared a quarterly dividend of $0.09 per share that was paid on May 13,

2005 to shareholders of record on April 29, 2005. The $0.09 per share dividend is 38% higher than the $0.065 per share dividend paid in the first quarter of 2005. Dividends declared but not paid totaled $6.0 million and $4.0 million at April 30, 2005 and April 30, 2004, respectively.
      On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 3.7 million shares at an average price of $11.45 per share. There were no shares repurchased during the first quarter of fiscal years 2006 or 2005.
      On May 19, 2005, our shareholders approved the amendment and restatement of our Articles of Incorporation to increase the number of authorized common shares from 100,000,000 to 200,000,000 shares. The increase in the number of authorized shares of common stock enables us to have additional common shares available for issuance in connection with future public or private financings involving the sale of common shares or securities convertible into common shares, acquisitions, employee benefit plans and other corporate purposes. We have no current plans, agreements or arrangements for the issuance of additional common shares other than upon the exercise of outstanding stock options and awards under our equity compensation plans.
      On October 12, 2004, we issued $300.0 million in original principal amount of 5.5% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet net of a $1.5 million and $1.6 million discount as of April 30, 2005 and January 31, 2005, respectively. On May 10, 2005, we filed an exchange offer registration statement with the SEC on Form S-4 to exchange the notes for a new issue of substantially identical notes registered under the Securities Act. We expect that the registration statement will be declared effective by the SEC within 90 days of the filing date. If the registration statement is not declared effective on or before the 300th day after issuance, we will be required to pay a special interest premium to the holders of the notes.
      As of April 30, 2005, we had $231.9 million of cash and $499.6 million of unused borrowing capacity on our revolving credit agreement (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements, scheduled principal amortization and interest on our senior notes due 2005 through 2014, anticipated capital expenditures, future acquisitions of businesses and other general corporate purposes. We also have an effective shelf registration statement on Form S-3 on file with the SEC for the offer and sale, from time-to-time, of up to an aggregate of $700.0 million of equity and/or debt securities, less the approximately $120.0 million of gross proceeds associated with our common stock offering on October 12, 2004.
      Our financing initiatives allow us to further develop our capital structure as the business expands, and together with continued strong financial performance, will provide us with the ability to fund and achieve our strategic growth goals. We believe we have sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities while also pursuing investment grade ratings by the rating agencies.
Off-balance Sheet Arrangements
      As more fully disclosed in our fiscal year 2005 Annual Report, we have entered into operating leases for certain facilities, vehicles and equipment. Many of our vehicle and equipment leases typically contain set residual values and residual value guarantees. We believe that the likelihood of any material amounts being funded in connection with these commitments is remote. There have been no material changes outside of the ordinary course of business in our off-balance sheet arrangements set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our fiscal year 2005 Annual Report.

Contractual Obligations
      There have been no material changes outside of the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our fiscal year 2005 Annual Report.
Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as expenses regardless of whether they meet the criterion of “abnormal.” The statement also requires that allocation of fixed production overhead factors to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and are to be applied prospectively. We do not expect the adoption of SFAS 151 to have a material effect on our results of operations or financial position.
      In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. The provisions of SFAS 123R, as currently stated, require adoption by public companies as of the first interim or annual reporting period that begins after June 15, 2005; early adoption is permitted. The SEC has subsequently issued a rule that allows publicly traded companies to adopt SFAS 123R for the first annual reporting period beginning after June 15, 2005. We plan to adopt the provisions of SFAS 123R on February 1, 2006 in accordance with the SEC’s new rule. We are currently evaluating the impact that the ultimate adoption of SFAS 123R will have on our financial position and results of operations. The Stock-Based Compensation section in Note 1 contains the pro forma impact on net income and earnings per share if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards in the first quarter of fiscal years 2006 and 2005.
Critical Accounting Policies
      Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our fiscal year 2005 Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. Our critical accounting policies relating to the allowance for doubtful accounts, inventories, consideration received from vendors, impairment of long-lived assets, and self-insurance reserves are described in the Annual Report. As of April 30, 2005, there have been no material changes to any of the critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to market risk from changes in the prices of certain of our products that result from commodity price fluctuations and from changes in interest rates in relation to our outstanding debt.
Commodity Price Risk
      We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in steel, nickel, copper, aluminum, PVC, lumber and other commodities. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements, as well as price increases to maintain reasonable gross margins. Such commodity price fluctuations have from time to time produced volatility in our financial performance and could continue to do so in the future.
      As discussed above, our results of operations during the first quarter of fiscal year 2005 were favorably impacted by our ability to pass increases in the prices of certain commodity-based products to our customers. While prices for certain commodities such as nickel and PVC increased from the first quarter of fiscal year 2005, commodities such as steel and lumber have stabilized as compared to the first quarter of fiscal year 2005. Accordingly, our sales growth during the first quarter of fiscal year 2006 was driven more by increased demand and to a lesser extent by commodity prices than the comparable quarter in the prior year.
Interest Rate Risk
      As a result of the repayment of amounts outstanding under our $500.0 million revolving credit agreement during October 2004 with $203.5 million of the proceeds from our issuance on October 12, 2004 of $300.0 million in original principal amount of 5.50% notes due on October 15, 2014, all of our outstanding debt as of April 30, 2005 was fixed-rate debt. On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts have been designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). The interest rate swap contracts have qualified for the shortcut method of accounting prescribed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items.
      We manage our interest rate risk by maintaining a balance between fixed-and variable-rate debt in accordance with our formally documented interest rate risk management policy, with a targeted ratio of 60% fixed and 40% variable. We are currently evaluating alternatives in order to achieve our targeted ratio, including the use of additional interest rate swaps. Based upon our current capital structure, a hypothetical 10% increase or decrease in interest rates from their April 30, 2005 levels would not have a material impact on our results of operations but would have an impact on the fair value of our outstanding debt, which has an average interest rate of approximately 6.4%.

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
      During the first quarter of fiscal year 2006, there were no changes in internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting other than the information systems changes currently ongoing. These information systems changes involve the design of our computer system architecture and the implementation of the Oracle Financial System (“Oracle Financials”). We have completed the first phase of our Oracle Financials implementation, which includes the general ledger, credit management, and fixed assets modules. The second phase of our Oracle Financials implementation, expected to be completed in early calendar year 2006, involves the implementation of the incentive compensation, collections, customer payment processing, treasury, and accounts payable disbursement modules. These changes in our systems and their design will provide us better visibility across all our businesses, facilitating our ability to operate more efficiently and effectively by streamlining various financial processes and eliminating many of the manual and redundant tasks previously performed using the old systems.
      We believe the conversion and implementation of these initiatives further strengthens our internal control over financial reporting, as well as automates a number of our processes and activities.
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
      On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased approximately 3.7 million shares at an average price of $11.45 per share, of which 0.5 million shares at an average price of $11.70 were purchased in fiscal year 2004 and 0.5 million shares at an average price of $13.89 per share were repurchased in fiscal year 2003. We have not repurchased any shares since fiscal year 2004 under the aforementioned share repurchase plan.
      The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended April 30, 2005.

Maximum
			Total Number	Number (or
			of Shares (or	Approximate
			Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of		Part of Publicly	That may yet be
	Shares (or	Average	Announced	Purchased Under
	Units)	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

February 2005
(February 1 — February 26)	—	—	—	1,337,200
March 2005
(February 27 — March 26)	—	—	—	1,337,200
April 2005
(March 27 — April 30)	—	—	—	1,337,200
      Dividends have been paid quarterly since 1980 with an increase in the dividend rate per share each of the last three years. Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. Accordingly, there can be no assurance that dividends will be declared or paid any time in the future. Dividend covenants in our debt agreements at April 30, 2005 limit the amount of retained earnings available for the payment of dividends to $152.5 million.

Item 6.	Exhibits

10.1	Revolving Credit Agreement amendment dated as of May 24, 2005 among Hughes Supply, Inc., the several banks and other financial institutions from time to time party thereto, and SunTrust Bank as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hughes Supply, Inc.

Date: June 9, 2005	By: /s/ THOMAS I. MORGAN

Thomas I. Morgan President and Chief Executive Officer

Date: June 9, 2005	By: /s/ DAVID BEARMAN

David Bearman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)