Form 10-Q
period 2005-07-31
HUGHES SUPPLY INC
filed 2005-09-09
CIK 49029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of September 6, 2005

$1 Par Value	66,716,351

HUGHES SUPPLY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
HUGHES SUPPLY, INC.
Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended

	July 31,	July 30,	July 31,	July 30,
	2005	2004	2005	2004

Net Sales	$1,333.0	$1,143.1	$2,572.7	$2,135.9
Cost of Sales	1,042.2	872.5	2,005.6	1,623.7

Gross Margin	290.8	270.6	567.1	512.2

Operating Expenses:
Selling, general and administrative	211.5	193.4	417.5	378.4
Depreciation and amortization	8.3	6.7	16.1	12.7

Total operating expenses	219.8	200.1	433.6	391.1

Operating Income	71.0	70.5	133.5	121.1

Non-Operating (Expense) Income:
Interest expense	(8.8)	(7.5)	(17.8)	(13.8)
Interest and other income	2.1	1.6	4.3	3.3

	(6.7)	(5.9)	(13.5)	(10.5)

Income Before Income Taxes	64.3	64.6	120.0	110.6
Income Taxes	25.1	25.2	46.8	41.4

Net Income	$39.2	$39.4	$73.2	$69.2

Earnings Per Share:
Basic	$0.61	$0.66	$1.13	$1.15

Diluted	$0.59	$0.63	$1.10	$1.12

Weighted-Average Shares Outstanding:
Basic	64.6	60.0	64.6	60.0

Diluted	66.6	62.0	66.6	61.9

Dividends Declared Per Share	$0.090	$0.065	$0.180	$0.130

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.
Consolidated Balance Sheets
(in millions, except share and per share data)

	July 31,
	2005	January 31,
	(unaudited)	2005

Assets
Current Assets:
Cash and cash equivalents	$218.3	$213.2
Accounts receivable, less allowance for doubtful accounts of $11.8 and $10.3	733.8	625.3
Inventories	675.6	633.9
Deferred income taxes	26.6	25.1
Other current assets	70.1	89.0

Total current assets	1,724.4	1,586.5
Property and equipment, net	107.8	92.8
Goodwill	728.6	718.6
Other assets	142.2	132.4

Total assets	$2,703.0	$2,530.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$48.2	$45.2
Accounts payable	589.3	503.9
Accrued compensation and benefits	44.1	58.7
Other current liabilities	69.2	63.4

Total current liabilities	750.8	671.2
Long-term debt	489.2	500.5
Deferred income taxes	105.9	72.3
Other noncurrent liabilities	36.6	32.4

Total liabilities	1,382.5	1,276.4

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 200,000,000 shares authorized; 66,685,034 and 66,214,127 shares issued	66.7	66.2
Capital in excess of par value	639.2	629.4
Retained earnings	634.5	573.3
Accumulated other comprehensive income, net of tax	1.9	2.0
Unearned compensation related to outstanding restricted stock	(21.8)	(17.0)

Total shareholders’ equity	1,320.5	1,253.9

Total liabilities and shareholders’ equity	$2,703.0	$2,530.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.
Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six Months Ended

	July 31,	July 30,
	2005	2004

Cash Flows from Operating Activities:
Net income	$73.2	$69.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16.1	12.7
Provision for doubtful accounts	3.9	5.5
Restricted stock expense	3.7	2.2
Deferred income taxes	31.9	5.9
Other	(4.1)	2.3
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(109.2)	(124.9)
Inventories	(40.2)	(70.3)
Other current assets	19.0	(3.6)
Other assets	(14.6)	(3.6)
Accounts payable	93.4	91.2
Accrued compensation and benefits	(14.7)	(6.3)
Other current liabilities	3.8	21.4
Other noncurrent liabilities	7.6	(2.8)

Net cash provided by (used in) operating activities	69.8	(1.1)

Cash Flows from Investing Activities:
Capital expenditures	(31.5)	(11.3)
Proceeds from sale of property and equipment	5.7	38.5
Business acquisitions, net of cash acquired	(12.3)	(98.2)
Net investment in corporate owned life insurance	—	(11.4)

Net cash used in investing activities	(38.1)	(82.4)

Cash Flows from Financing Activities:
Net borrowings under short-term debt arrangements	—	113.4
Principal payments on other debt	(9.6)	(10.6)
Change in book overdrafts	(9.6)	(6.0)
Dividends paid	(10.3)	(7.0)
Other	2.9	3.6

Net cash (used in) provided by financing activities	(26.6)	93.4

Net Increase in Cash and Cash Equivalents	5.1	9.9
Cash and Cash Equivalents, Beginning of Period	213.2	8.3

Cash and Cash Equivalents, End of Period	$218.3	$18.2

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.	Basis of Presentation
      In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our results of operations for the three and six months ended July 31, 2005 and July 30, 2004, our financial position as of July 31, 2005, and cash flows for the six months ended July 31, 2005 and July 30, 2004. The results of operations for the three and six months ended July 31, 2005 are not necessarily indicative of the trends or results that may be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
      On August 24, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on September 22, 2004 to shareholders of record as of the close of business on September 15, 2004. All share and per share amounts set forth in this report have been adjusted for the two-for-one stock split.
Business
      Founded in 1928, we are one of the nation’s largest diversified wholesale distributors of construction, repair and maintenance-related products with over 500 branches located in 40 states, as well as one branch located in Canada. Our customers include water and sewer, plumbing, electrical, and mechanical contractors; public utilities; municipalities; property management companies; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States. Our fiscal year is a 52-week period ending on January 31, with our quarters ending on the last calendar day of each quarter. Prior to fiscal year 2005, our fiscal years were 52- or 53-week periods ending on the last Friday in January. During fiscal year 2005 and prior, our quarters were 13- or 14-week periods ending on the last Friday of the quarter.

Reclassifications
      Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to current year presentation. These reclassifications had no net income impact on previously reported consolidated results of operations.

Stock-Based Compensation
      We account for our stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting periods with the impact of forfeitures recognized as they occur.

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data):

	Three Months Ended		Six Months Ended

	July 31,	July 30,	July 31,	July 30,
	2005	2004	2005	2004

Net income as reported	$39.2	$39.4	$73.2	$69.2
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1.3	0.8	2.3	1.3
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(2.1)	(1.7)	(3.9)	(3.3)

Pro forma net income	$38.4	$38.5	$71.6	$67.2

Earnings per share:
Basic — as reported	$0.61	$0.66	$1.13	$1.15

Basic — pro forma	$0.59	$0.64	$1.11	$1.12

Diluted — as reported	$0.59	$0.63	$1.10	$1.12

Diluted — pro forma	$0.58	$0.62	$1.08	$1.09

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued in the periods presented:

	Stock Options Granted During the

	Three Months Ended		Six Months Ended

	July 31,	July 30,	July 31,	July 30,
Assumptions	2005	2004(1)	2005	2004

Risk-free interest rate	3.7%	—	4.0%	3.0%
Average expected life of stock options (in years)	4.8	—	4.8	5.0
Expected volatility of common stock	34.0%	—	34.0%	43.2%
Expected annual dividend yield on common stock	1.2%	—	1.2%	1.0%
Weighted average fair value of stock options granted	$8.85	$—	$9.81	$9.65

(1)	There were no stock options granted during the three months ended July 30, 2004.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The statement requires the use of assumptions and judgments about future events, and some of the inputs to the valuation models will require considerable judgment by management. We will be required to adopt the provisions of SFAS 123R on February 1, 2006. We are currently evaluating the impact that the ultimate adoption of SFAS 123R will have on our financial position and results of operations. The Stock-Based Compensation section provided above contains the pro forma impact on net income and earnings per share if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards during the first half of fiscal years 2006 and 2005.

      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. We will adopt the new accounting provisions effective February 1, 2006. We do not expect the adoption of SFAS 154 to have a material effect on our financial position, results of operations or cash flows.

Note 2.	Segment Information
      We manage our business on a product line basis and report the results of our operations in seven operating segments and an Other category. The operating segments are Water & Sewer; Plumbing/ Heating, Ventilating and Air Conditioning (“HVAC”); Utilities; Maintenance, Repair and Operations (“MRO”); Electrical; Industrial Pipe, Valves and Fittings (“PVF”); and Building Materials. We include our Fire Protection and Mechanical product lines in the Other category.
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
      The following tables present net sales and other financial information by segment for the three and six months ended July 31, 2005 and July 30, 2004, respectively (in millions):

					Depreciation and
	Net Sales		Operating Income		Amortization

	Three Months Ended		Three Months Ended		Three Months Ended

	July 31,	July 30,	July 31,	July 30,	July 31,	July 30,
	2005	2004	2005	2004	2005	2004

Water & Sewer	$349.6	$323.2	$17.2	$18.5	$0.8	$1.0
Plumbing/ HVAC	286.9	270.3	4.6	8.2	1.3	1.4
Utilities	210.9	108.7	8.6	4.5	1.2	0.3
MRO	128.8	126.4	11.1	13.1	1.0	1.1
Electrical	119.2	117.8	3.5	2.7	0.2	0.2
Industrial PVF	112.5	85.6	16.2	12.4	0.2	0.2
Building Materials	74.2	65.8	5.4	6.4	0.2	0.2
Other	50.9	45.3	2.3	4.4	0.1	0.1
Corporate(1)	—	—	2.1	0.3	3.3	2.2

Total	$1,333.0	$1,143.1	$71.0	$70.5	$8.3	$6.7

					Depreciation and
	Net Sales		Operating Income		Amortization

	Six Months Ended		Six Months Ended		Six Months Ended

	July 31,	July 30,	July 31,	July 30,	July 31,	July 30,
	2005	2004	2005	2004	2005	2004

Water & Sewer	$669.9	$594.8	$31.2	$29.0	$1.7	$1.7
Plumbing/ HVAC	561.2	480.9	10.2	12.8	2.6	2.1
Utilities	405.2	208.8	15.4	7.3	2.5	0.6
MRO	229.2	233.3	18.6	20.8	2.0	2.3
Electrical	234.7	230.4	6.9	6.5	0.3	0.4
Industrial PVF	230.2	168.3	34.1	23.8	0.3	0.4
Building Materials	142.8	124.9	10.4	11.4	0.4	0.4
Other	99.5	94.5	3.7	9.2	0.2	0.2
Corporate(1)	—	—	3.0	0.3	6.1	4.6

Total	$2,572.7	$2,135.9	$133.5	$121.1	$16.1	$12.7

(1)	The $2.1 million and $3.0 million of operating income in the Corporate category in the second quarter and first six months of fiscal year 2006, respectively, primarily related to gains from the sale of surplus properties (Note 9) partially offset in the second quarter of fiscal year 2006 by an environmental liability associated with the anticipated remediation of chlorinated hydrocarbons discovered at one of our branches (Note 8). We recognized net gains from the sale of surplus properties totaling $0.6 million and $2.3 million in the second quarter and first six months of fiscal year 2005, respectively, with the $2.3 million partly offset by a $1.3 million loss associated with a sale-leaseback transaction completed on April 30, 2004 for a portfolio of properties associated with 18 different branches. Prior to the second quarter of fiscal year 2005, all surplus property activity was allocated to our operating segments and the Other category.

      The following tables include our investment in assets (accounts receivable less allowance for doubtful accounts, inventories and goodwill) and accounts payable for each segment as of July 31, 2005 and January 31, 2005 (in millions):

	As of July 31, 2005

	Accounts			Segment	Accounts
	Receivable	Inventories	Goodwill	Assets	Payable

Water & Sewer	$231.3	$130.6	$112.2	$474.1	$150.9
Plumbing/ HVAC	154.6	148.9	91.6	395.1	150.8
Utilities	79.7	101.8	126.0	307.5	74.0
MRO	67.9	62.8	273.0	403.7	56.3
Electrical	71.9	36.6	9.0	117.5	54.2
Industrial PVF	59.1	152.8	56.4	268.3	46.9
Building Materials	36.5	22.6	30.0	89.1	23.8
Other	32.8	19.5	30.4	82.7	20.8
Corporate	—	—	—	—	11.6

Total	$733.8	$675.6	$728.6	2,138.0	$589.3

Cash and cash equivalents				218.3
Deferred income taxes				26.6
Other current assets				70.1
Property and equipment, net				107.8
Other assets				142.2

Total Assets				$2,703.0

	As of January 31, 2005

	Accounts			Segment	Accounts
	Receivable	Inventories	Goodwill	Assets	Payable

Water & Sewer	$193.8	$137.6	$112.2	$443.6	$137.4
Plumbing/ HVAC	140.5	156.6	87.1	384.2	126.2
Utilities	62.0	84.8	123.4	270.2	53.9
MRO	50.8	49.0	273.0	372.8	40.8
Electrical	64.7	28.6	9.0	102.3	43.2
Industrial PVF	50.5	136.3	56.4	243.2	43.6
Building Materials	31.1	22.8	27.1	81.0	22.5
Other	31.9	18.2	30.4	80.5	15.6
Corporate	—	—	—	—	20.7

Total	$625.3	$633.9	$718.6	1,977.8	$503.9

Cash and cash equivalents				213.2
Deferred income taxes				25.1
Other current assets				89.0
Property and equipment, net				92.8
Other assets				132.4

Total Assets				$2,530.3

Note 3.	Goodwill and Intangible Assets
      On May 1, 2005, we completed the acquisition of National Construction Products, Inc. (“National”), a small privately owned distributor of construction materials serving the Atlanta, Georgia area. The acquisition of National enables us to become a leader in the tilt wall construction market throughout the metro Atlanta area. The results of National’s operations have been included in our consolidated statements of income since May 1, 2005.
      On June 30, 2005, we acquired Ram Pipe and Supply, Inc. (“Ram Pipe”), a distributor of plumbing and water and sewer products serving the Yuma, Arizona area. The acquisition of Ram Pipe allows us to expand our leadership position in the plumbing and waterworks market in an attractive geographic market. The results of Ram Pipe’s operations have been included in our consolidated statements of income since June 30, 2005.
      The combined purchase price associated with the acquisitions of National and Ram Pipe consisted of $12.3 million of net cash paid for National and Ram Pipe’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $1.9 million, subject to finalization of working capital adjustments in accordance with the respective purchase agreements. The total cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with SFAS No. 141, Business Combinations. Goodwill, all of which is deductible for tax purposes, and other intangible assets recorded in connection with the transactions totaled $7.0 million and $2.2 million, respectively. The goodwill and intangible assets associated with the National and Ram Pipe acquisitions were assigned entirely to our Building Materials and Plumbing/ HVAC segments, respectively. The intangible assets are subject to amortization and consist primarily of shareholder relationships, corporate customer relationships, employment agreements, and non-compete agreements that are amortized on a straight-line basis over a weighted-average useful life of approximately 9.7 years. The purchase price allocations for these acquisitions have not been finalized because the post closing settlements have not been completed and our initial determinations of fair values assigned to intangible assets other than goodwill is ongoing. The purchase price allocations are therefore subject to change based upon continuing review. Pro forma results of operations reflecting these acquisitions have not been presented because the results of operations of National and Ram Pipe are not material to our consolidated results of operations on either an individual or aggregate basis.
      During the second quarter of fiscal year 2006, we finalized working capital adjustments associated with our acquisitions of Todd Pipe and Supply (“Todd Pipe”) and Southwest Power, Inc. and Western States Electric, Inc. and their subsidiary entities (collectively referred to as “SWP/ WSE”). Todd Pipe was acquired on May 28, 2004 and is included in our Plumbing/ HVAC segment. SWP/ WSE was acquired on November 1, 2004 and is included in our Utilities segment.
      A summary of the changes in the carrying amount of goodwill by reportable segment during the six months ended July 31, 2005 is as follows (in millions):

	Water &	Plumbing/				Industrial	Building
	Sewer	HVAC	Utilities	MRO	Electrical	PVF	Materials	Other	Total

Balance at January 31, 2005	$112.2	$87.1	$123.4	$273.0	$9.0	$56.4	$27.1	$30.4	$718.6
Goodwill acquired	—	4.1	—	—	—	—	2.9	—	7.0
Finalization of purchase accounting	—	0.4	2.6	—	—	—	—	—	3.0

Balance at July 31, 2005	$112.2	$91.6	$126.0	$273.0	$9.0	$56.4	$30.0	$30.4	$728.6

      As of July 31, 2005 and January 31, 2005, our intangible assets were classified as follows (in millions):

	As of July 31, 2005			As of January 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Amortized intangible assets
Acquired customer contracts	$56.8	$(6.9)	$49.9	$56.8	$(4.7)	$52.1
Corporate customer relationships	15.5	(1.6)	13.9	15.2	(0.8)	14.4
Non-compete/employment agreements	8.5	(3.4)	5.1	8.3	(2.0)	6.3
Shareholder relationships	5.9	(0.5)	5.4	4.2	(0.3)	3.9

Total amortized	86.7	(12.4)	74.3	84.5	(7.8)	76.7
Unamortized intangible assets
Private label tradenames	5.9	—	5.9	5.9	—	5.9

Total intangible assets	$92.6	$(12.4)	$80.2	$90.4	$(7.8)	$82.6

      Amortization expense for amortized intangible assets was $2.3 million and $4.6 million for the three months and six months ended July 31, 2005, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the six months ending January 31, 2006 and future fiscal years is as follows (in millions):

	Six
	Months
	Ending	Fiscal Years ending January 31,
	January 31,
	2006	2007	2008	2009	2010	Total

Amortization expense	$4.8	$8.6	$7.2	$6.7	$6.3	$33.6

Note 4.	Branch Closures and Consolidation Activities
      As more fully disclosed in Note 6 to the consolidated financial statements in our fiscal year 2005 Annual Report, we approved plans to close and consolidate certain branches that did not strategically fit into our core businesses and/or did not perform to our expectations. The liability balance, included in other current liabilities, related to these activities as of July 31, 2005 and January 31, 2005 was as follows (in millions):

	July 31,	January 31,
	2005	2005

Beginning balance	$2.9	$4.1
Provision	0.3	1.7
Cash Expenditures:
Lease payments	(1.1)	(2.9)
Other	(0.4)	—

Ending balance	$1.7	$2.9

Note 5.	Long-Term Debt
      Long-term debt as of July 31, 2005 and January 31, 2005 consisted of the following (in millions):

	July 31,	January 31,
	2005	2005

8.27% senior notes, due 2005	$5.6	$5.6
8.42% senior notes, due 2007	61.8	61.8
7.96% senior notes, due 2011	56.0	60.7
7.14% senior notes, due 2012	26.7	28.6
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	38.1	40.5
5.50% senior notes, due 2014	300.0	300.0
Fair value hedge carrying value adjustment	1.7	1.4
Other notes payable with varying interest rates of 2.1% to 6.9% at July 31, 2005, with due dates from 2005 to 2014	9.0	8.7

Total debt	538.9	547.3
Less discount on debt issuance	(1.5)	(1.6)

Total debt less discount	537.4	545.7
Less current portion	(48.2)	(45.2)

Total long-term debt	$489.2	$500.5

      As of July 31, 2005, we were in compliance with all financial and non-financial covenants.
      On October 12, 2004, we issued $300.0 million in original principal amount of 5.5% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet net of a $1.5 million and $1.6 million discount as of July 31, 2005 and January 31, 2005, respectively. On May 10, 2005, we filed an exchange offer registration statement with the SEC on Form S-4 to exchange the notes for a new issue of substantially identical notes registered under the Securities Act. On July 21, 2005 the SEC declared our registration effective, and on July 22, 2005 we announced the commencement of the exchange offer. Subsequently, on August 22, 2005, all of the original notes were tendered for the registered new notes, which are guaranteed by substantially all of our subsidiaries. Separate financial statements of the subsidiary guarantors are not provided because our parent company (issuer of the notes) has no independent assets or operations and the subsidiary guarantees are full and unconditional and joint and several. There are no significant restrictions on our parent company or subsidiaries’ ability to obtain funds from our subsidiaries by dividend or loan. Additionally, any of our subsidiaries not guaranteeing the note issuance are minor (i.e., represent less than 3% of total consolidated assets, shareholders’ equity, net sales, income before income taxes and cash flows from operating activities).
      On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts were designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). We settled the interest rate swap contracts during the second quarter of fiscal year 2006, receiving approximately $1.8 million in cash. The corresponding fair value hedge carrying value adjustment of $1.8 million recognized as a component of debt is being amortized as a favorable adjustment to interest expense over the same period in which the related interest costs on the $300.0 million notes are recognized in earnings. Approximately $0.2 million of the fair value hedge carrying value adjustment will be recognized as an adjustment to interest expense during the next twelve months.

Note 6.	Comprehensive Income
      Total comprehensive income, net of tax, was as follows (in millions):

	Three Months Ended		Six Months Ended

	July 31,	July 30,	July 31,	July 30,
	2005	2004	2005	2004

Net income	$39.2	$39.4	$73.2	$69.2
Other comprehensive income:
Net change in cash flow hedge — treasury lock	(0.1)	—	(0.1)	—

Total comprehensive income, net of tax	$39.1	$39.4	$73.1	$69.2

      Accumulated other comprehensive income, net of tax, totaled $1.9 million as of July 31, 2005, and consisted of the net unrealized gain associated with the settlement of our ten-year treasury rate lock contract on October 5, 2004. Approximately $0.3 million of the gain will be recognized in earnings as an adjustment to interest expense during the next twelve months.

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

	Three Months Ended		Six Months Ended

	July 31,	July 30,	July 31,	July 30,
	2005	2004	2005	2004

Basic weighted-average shares outstanding	64.6	60.0	64.6	60.0
Incremental shares resulting from:
Stock options	0.7	1.0	0.7	0.9
Restricted stock	1.3	1.0	1.3	1.0

Diluted weighted-average shares outstanding	66.6	62.0	66.6	61.9

      Excluded from the above computations of diluted weighted-average shares outstanding during the second quarter of fiscal year 2006 were 8,000 unvested shares of restricted common stock at an average price of $32.71 per share, because their effect would have been anti-dilutive. Options to purchase 388,221 shares of common stock at an average exercise price of $30.63 during the three and six months ended July 31, 2005 were excluded from the above computations of diluted weighted-average shares outstanding because their effect would have been anti-dilutive. All stock options and restricted stock outstanding as of July 30, 2004 were dilutive and, therefore, included in the computation of diluted weighted-average shares outstanding for the three and six months ended July 30, 2004.

Note 8.	Commitments and Contingencies
Legal Matters
      We are involved in various legal proceedings arising in the normal course of our business. In our opinion, none of the proceedings that have not been disclosed or recognized in our consolidated financial statements are material in relation to our consolidated operations, cash flows or financial position.

      In 1979, we acquired property that has since been used to support a branch of our Electrical business. Recently, small traces of chlorinated hydrocarbons (“hydrocarbons”) were discovered in limited soil samples. Subsequent testing of the soil revealed larger amounts of hydrocarbons that now require remediation. We currently estimate the amount of remediation to range from $1.0 million to $2.3 million, with no amount in that range being a better estimate than any other amount in that range. We are currently evaluating all available recourse related to the cost of the cleanup, and believe the previous owners caused the contamination. As it is not currently probable that we will be successful in recovering amounts from other third parties, including the previous owners and any insurance carriers, we have accrued a $1.0 million liability as of July 31, 2005 for environmental remediation, of which approximately $0.2 million relates to capitalizable equipment to be used to improve the safety of the property over its original condition.
      Based on currently available information and analysis, we believe that it is still possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of July 31, 2005. There can be no assurance that activities identified in the future will not result in additional investigations or remedial actions being required.

Note 9.	Supplemental Cash Flows Information
      Additional supplemental information related to the accompanying consolidated statements of cash flows is as follows (in millions):

	Six Months Ended

	July 31,	July 30,
	2005	2004

Income taxes paid, net	$4.4	$28.1
Interest paid	17.2	12.9
Debt paid with sale-leaseback proceeds (non-cash activity)	—	23.0
Assets acquired with debt (non-cash activity)	—	1.7
      On July 25, 2005 our Board of Directors declared a quarterly cash dividend of $0.09 per share that was paid on August 22, 2005 to shareholders of record on August 8, 2005. Dividends declared but not paid totaled $6.0 million and $4.0 million at July 31, 2005 and July 30, 2004, respectively.
      During the first six months of fiscal year 2006, net gains totaling approximately $3.3 million were recognized on the sale of surplus properties, for which we received approximately $5.7 million of cash proceeds. During the first six months of fiscal year 2005, proceeds from the sale of property and equipment consisted primarily of $32.7 million of net cash received from the sale-leaseback of a portfolio of properties associated with 18 different branches that were leased back pursuant to 15-year minimum term operating leases. The resulting leases qualified for operating lease treatment.
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

Note 10. Stock-Based Compensation
Stock Plans
      The Amended 2005 Executive Stock Plan (the “2005 Stock Plan”) is our only active stock plan at July 31, 2005. The Amended and Restated 1997 Executive Stock Plan (the “1997 Stock Plan”), established to grant both incentive and non-incentive stock options to key employees, is replaced by the 2005 Stock Plan, and no further shares are expected to be issued under the 1997 Stock Plan. The 2005 Stock Plan authorizes the Compensation Committee of the Board of Directors (the “Compensation Committee”) to grant key employees and non-employee directors options to purchase stock, grants of stock appreciation rights (“SAR”) and grants of restricted stock, including performance-based restricted stock, for an aggregate of 2,200,000 shares of common stock. Under certain conditions the Chief Executive Officer is also authorized to make stock grants to key employees. Incentive stock options (“ISO”) are granted at prices not less than the market value on the date of grant, and non-incentive stock options are issued by the Compensation Committee, which is authorized to establish any option price at its sole discretion. The maximum term of an ISO may not exceed ten years; however, if the ISO is issued to a key employee who owns 10% or more of our stock, the maximum term of an option may not exceed five years.
      An option becomes exercisable at such times and in such installments as set forth by the Compensation Committee. Under the 2005 Stock Plan, a key employee or non-employee director may be granted one or more options, or one or more SAR, or one or more options and SAR in any combination which, individually or in the aggregate, relate to no more than 250,000 shares of stock in any calendar year. Also, no more than 250,000 shares of performance-based restricted stock may be granted to a key employee or non-employee director in any calendar year. These shares are subject to certain transfer restrictions, and vesting may be dependent upon continued employment, the satisfaction of performance objectives, or both.
Restricted Stock
      Performance-based shares: Performance-based shares are used as an incentive to increase shareholder returns with actual awards based on various criteria, including increases in the price of our common shares, earnings per share, shareholder value and net income. Compensation expense for the number of shares issued is recognized over the vesting period.
      During the first quarter of fiscal year 2006, the Compensation Committee authorized the grant of 145,288 performance-based restricted stock grants under the 1997 Stock Plan. Subsequently, during the second quarter of fiscal year 2006, the Compensation Committee authorized the grant of an additional 60,622 performance-based grants under the 2005 Stock Plan. The aggregate amount of performance-based restricted stock issued during the first six months of fiscal year 2006 totaled 205,910. These performance-based restricted stock grants provide for graded vesting only if a comparison of our total shareholder return equals or exceeds the cumulative total shareholder return of the Standard & Poor’s 500 Composite Stock Index (the “S&P index”) over a three-year period ending March 1, 2008. The market value of the performance-based restricted shares awarded during the first half of fiscal year 2006, which is based on the number of shares expected to ultimately vest in light of our performance against the S&P index and our stock price, totaled $3.5 million and was recorded as unearned compensation, a component of shareholders’ equity. A portion of the unearned compensation is expensed each reporting period based on the vesting period. The expense associated with these performance-based shares could be reversed or increase should it either become unlikely that the expected number of shares will vest or if future estimates indicate that a greater number of shares will vest, respectively.
      Non-performance based shares: During the first quarter of fiscal year 2006, the Compensation Committee authorized the grant of 19,000 non-performance based restricted stock grants under the 1997 Stock Plan. Subsequently, during the second quarter of fiscal year 2006, the Compensation Committee authorized the grant of an additional 157,500 shares of non-performance based restricted stock under the 2005 Stock Plan. The market value of the non-performance based restricted shares awarded during the first half of fiscal year 2006 totaled $4.9 million, was recorded as unearned compensation and is being charged to expense over five year vesting periods from the date of the grants.
      During the second quarter of fiscal year 2006, we also awarded 14,400 restricted shares to non-employee directors that immediately vested under the 2005 Stock Plan. The market value of these shares totaled $0.4 million and was recognized in our consolidated results of operations during the second quarter of fiscal year 2006.
      During the first six months of fiscal year 2006, we cancelled 19,450 restricted shares previously granted, with market values at the date of grant of $0.3 million according to the provisions of the grant.

Note 11.	Subsequent Events
      On August 29, 2005, we completed the acquisition of TVESCO, Inc., a Tennessee based distributor of electric utility and electrical products. TVESCO, Inc. had annual sales of approximately $138 million in its latest fiscal year ended December 31, 2004, and employs 170 full-time associates. We believe the acquisition of TVESCO will strengthen the geographic footprint of our Utilities business by expanding it into the Tennessee Valley region.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our business and results of operations. This information is a discussion and analysis of certain significant factors that have affected our results of operations for the three and six months ended July 31, 2005 and July 30, 2004, and our financial condition as of July 31, 2005. MD&A should be read in conjunction with our consolidated financial statements and the notes thereto contained herein and in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2005.
      On August 24, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on September 22, 2004 to shareholders of record as of the close of business on September 15, 2004. All share and per share amounts set forth in this report have been adjusted for the two-for-one stock split.
Forward-Looking Statements
      Certain statements made by us or incorporated by reference in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “may,” “will,” “should,” “plan,” “intend,” “project,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, our expectations may not prove to be correct. Actual results or events may differ significantly from those indicated in our forward-looking statements as a result of various important factors. These factors are discussed under the caption “Item 1. Business — Risk Factors” in our Annual Report for the fiscal year ended January 31, 2005. All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business
      Founded in 1928, we are one of the largest diversified wholesale distributors of construction, repair and maintenance-related products in the United States. We distribute over 350,000 products to more than 100,000 customers through over 500 branches located in 40 states, as well as one branch located in Canada. Our principal customers include water and sewer, plumbing, electrical, and mechanical contractors; public utilities; municipalities; property management companies; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States. Our fiscal year is a 52-week period ending on January 31, with our quarters ending on the last calendar day of each quarter. Prior to fiscal year 2005, our fiscal years were 52- or 53- week periods ending on the last Friday in January. During fiscal year 2005 and prior, our quarters were 13- or 14- week periods ending on the last Friday of the quarter.
Segment Information
      We manage our business on a product line basis and report the results of our operations in seven operating segments and an Other category. The operating segments are Water & Sewer; Plumbing/ Heating, Ventilating and Air Conditioning (“HVAC”); Utilities; Maintenance, Repair and Operations (“MRO”); Electrical; Industrial Pipe, Valves and Fittings (“PVF”); and Building Materials. We include our Fire Protection and Mechanical product lines in the Other category.
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
Results of Operations
Overview
      Net sales increased 16.6% to $1,333.0 million in the second quarter of fiscal year 2006, compared to $1,143.1 million reported in the same period last year, with $108.6 million of the increase relating to the impact from the acquisitions of Southwest Power, Inc./ Western States Electric, Inc. (“SWP/WSE”), Todd Pipe & Supply (“Todd Pipe”), National Construction Products, Inc. (“National”), and Ram Pipe and Supply, Inc (“Ram Pipe”). Organic sales increased 8.2%, with positive growth reported by all of our segments other than our Plumbing/ HVAC segment, which reported slightly lower organic sales mainly due to non-recurring large project work, competitive pressures and sales initiatives that were not as effective as planned, partly offset by an increase in residential projects in California, Colorado and Arizona. A higher average cost of inventory sold, a change in business mix, and some selling price weakness contributed to a 190 basis point reduction in our overall gross margin percentage to 21.8%, compared to the same period in the prior year. The decrease in the gross margin percentage was partly offset by a 100 basis point reduction in operating expenses as a percentage of net sales due primarily to leverage obtained from higher net sales, productivity improvements (including lower corporate costs), a moderation in investment spending, business mix, and net gains from the sale of surplus property. Net income decreased $0.2 million or 0.5% in the second quarter of fiscal year 2006 to $39.2 million, as compared to the prior year’s second quarter net income of $39.4 million. Diluted earnings per share in the second quarter of fiscal year 2006 totaled $0.59 on 66.6 million weighted-average shares outstanding, compared to $0.63 per diluted share reported in the prior year on 62.0 million weighted-average shares outstanding. The increase of 4.6 million weighted-average shares outstanding was primarily the result of our equity offering in October 2004, at which time an additional 4.0 million shares were issued.
      Net sales increased 20.5% to $2,572.7 million in the first six months of fiscal year 2006, compared to $2,135.9 million reported in the same period last year, with $277.6 million of the increase relating to the impact from the acquisitions of SWP/WSE, Todd Pipe, Standard Wholesale Supply Company (“Standard”), National, and Ram Pipe. Organic sales increased 8.6%, with positive growth reported by Water & Sewer, Utilities, Electrical, Industrial PVF, Building Materials, and the two product lines comprising our Other category. Our Plumbing/ HVAC and MRO segments reported flat or slightly lower organic sales. A higher average cost of inventory sold, a change in business mix and some selling price weakness contributed to a 200 basis point reduction in our overall gross margin percentage to 22.0%, compared to the same period in the prior year. The decrease in the gross margin percentage was partly offset by a 140 basis point reduction in operating expenses as a percentage of net sales due primarily to the leverage obtained from higher net sales, productivity improvements (including lower corporate costs), a moderation in investment spending, business mix, and net gains from the sale of surplus property. Net income in the first six months of fiscal year 2006 totaled $73.2 million, a $4.0 million or 5.8% increase compared to the prior year’s first six months net income of $69.2 million. Diluted earnings per share in the first six months of fiscal year 2006 totaled $1.10 on 66.6 million weighted-average shares outstanding, compared to $1.12 per diluted share reported in the prior year on 61.9 million weighted-average shares outstanding. The increase of 4.7 million weighted-average shares outstanding was primarily the result of our equity offering in October 2004.
Net Sales
      Net sales are affected by numerous factors, including, but not limited to, commodity pricing, changes in demand, seasonality, weather, competition and construction cycles. The following table presents the major components of our consolidated net sales in the second quarter and first six months of fiscal years 2006 and 2005 (dollars in millions):

	Three Months Ended			Six Months Ended

	July 31,	July 30,	Percentage	July 31,	July 30,	Percentage
	2005	2004	Variance	2005	2004	Variance

Existing sales base	$1,218.5	$1,125.8	8.2%	$2,286.7	$2,096.1	9.1%
Branch openings	5.9	—		7.2	—
Branch closures	—	14.5		—	33.2
Acquisitions	111.2	94.0		286.7	247.9

Organic sales(1)	1,335.6	1,234.3	8.2%	2,580.6	2,377.2	8.6%
Excluded (divested) branches(2)	0.5	2.8		2.3	6.6
Less: Pre-acquisition pro forma sales	(3.1)	(94.0)		(10.2)	(247.9)

Reported net sales	$1,333.0	$1,143.1	16.6%	$2,572.7	$2,135.9	20.5%

(1)	Organic sales is a measure used by management to assess the sales performance associated with branches we have had during each of the last two years (i.e., existing sales base), branches we have opened or closed within the last two years, and branches we have acquired during the last two years. Branches of any divested business are excluded from our calculation. For comparative purposes, prior period sales are reported on a pro forma basis to include pre-acquisition sales activity. We believe the methodology reflects the current sales performance of all of our branches, including those newly acquired.

(2)	During the second quarter of fiscal year 2006, we sold the assets associated with both a branch in our Other category (Mechanical product line) and a branch in our Utilities segment for a combined total of approximately $1.6 million, respectively. Additionally, during the third quarter of fiscal year 2005, we sold a business within our MRO segment for $2.6 million, which resulted in a gain of approximately $0.1 million. These businesses were sold because they were not core operations. As a result, the related second quarter sales of $0.5 million and $2.8 million for fiscal years 2006 and 2005, respectively, and $2.3 million and $6.6 million for the first six months of fiscal years 2006 and 2005, respectively, have been excluded from our organic sales.
      Net sales in the second quarter of fiscal year 2006 totaled $1,333.0 million, an increase of $189.9 million or 16.6%, compared to the prior year’s second quarter net sales of $1,143.1 million. Organic sales increased by $101.3 million or 8.2%, with positive growth reported by all of our segments other than our Plumbing/ HVAC segment, which reported slightly lower organic sales due mainly to non-recurring large project work, competitive pressures and sales initiatives that were not as effective as planned, partly offset by an increase in residential projects in California, Colorado and Arizona. The increase in net sales included approximately $108.6 million from our acquisitions completed during the past year including SWP/WSE (completed in the fourth quarter of fiscal year 2005), Todd Pipe (completed in the second quarter of fiscal year 2005), National (completed in the second quarter of fiscal year 2006) and Ram Pipe (completed in the second quarter of fiscal year 2006). The remaining increase in net sales was primarily due to continued strength in commercial and residential construction; increases in project-related activity from large industrial and engineering customers in the petrochemical, power, and oil markets; and increased industrial activity. Price changes for commodity-based products were mixed, resulting in a modest price impact to our total reported net sales in the second quarter of fiscal year 2006.
      Net sales in the first six months of fiscal year 2006 totaled $2,572.7 million, an increase of $436.8 million or 20.5%, compared to the prior year’s first six months net sales of $2,135.9 million. Organic sales increased by $203.4 million or 8.6%, with positive growth reported by Water & Sewer, Utilities, Electrical, Industrial PVF, Building Materials, and the two product lines comprising our Other category. Our Plumbing/ HVAC and MRO segments reported flat or slightly lower sales. The increase in net sales included approximately $277.6 million from our acquisitions of SWP/WSE, Todd Pipe, Standard,

National, and Ram Pipe. The remaining increase in net sales was primarily due to continued strength across the commercial, residential, industrial and infrastructure end markets. Price changes for commodity-based products were mixed, resulting in a modest price impact to our total reported net sales during the first six months of fiscal year 2006.
Gross Margin
      Gross margin is affected by numerous factors, including, but not limited to product mix changes, commodity pricing, competition, vendor rebates and direct shipments compared to stock sales. Gross margin and gross margin ratio to net sales in the second quarter and first six months of fiscal years 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended
			Percentage and
	July 31,	July 30,	Basis Point
	2005	2004	Variance

Gross margin	$290.8	$270.6	7.5%
Gross margin ratio to net sales	21.8%	23.7%	(190)

	Six Months Ended
			Percentage and
	July 31,	July 30,	Basis Point
	2005	2004	Variance

Gross margin	$567.1	$512.2	10.7%
Gross margin ratio to net sales	22.0%	24.0%	(200)
      Gross margin ratio to net sales totaled 21.8% and 23.7% in the second quarter of fiscal years 2006 and 2005, respectively, and 22.0% and 24.0% in the first six months of fiscal years 2006 and 2005, respectively. The decreases were mainly attributable to higher product costs, business mix and some selling price weakness. The higher product costs were primarily the result of the favorable impact in the prior year periods of higher selling prices resulting from a steep increase in commodity prices while the commensurate increase in product costs was not incurred until the inventory was replaced in subsequent months. Approximately 60 basis points of the gross margin decrease was due to a greater mix of our Utilities business, which carries a lower gross margin, but also lower expenses, as a result of the SWP/WSE acquisition. The Utilities business comprised 15.8% and 9.5% of our net sales during the second quarter of fiscal years 2006 and 2005, respectively, and 15.8% and 9.8% of our net sales during the first six months of fiscal years 2006 and 2005, respectively. Partially offsetting these negative impacts were improved purchasing leverage, resulting in higher vendor rebate income, and a slight increase in our business mix of our Industrial PVF business, which has historically generated higher margins than our other businesses.
Operating Expenses
      Operating expenses and percentage of net sales for the second quarter and first six months of fiscal years 2006 and 2005 were as follows (dollars in millions):

	Operating Expenses			Percentage of Net Sales

	Three Months Ended			Three Months Ended

	July 31,	July 30,	Percentage	July 31,	July 30,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Personnel expenses	$140.9	$130.8	7.7%	10.6%	11.4%	(80)
Other selling, general and administrative expenses	70.6	62.6	12.8%	5.3%	5.5%	(20)
Depreciation and amortization	8.3	6.7	23.9%	0.6%	0.6%	—

Total	$219.8	$200.1	9.8%	16.5%	17.5%	(100)

	Operating Expenses			Percentage of Net Sales

	Six Months Ended			Six Months Ended

	July 31,	July 30,	Percentage	July 31,	July 30,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Personnel expenses	$281.1	$251.2	11.9%	10.9%	11.7%	(80)
Other selling, general and administrative expenses	136.4	127.2	7.2%	5.3%	5.9%	(60)
Depreciation and amortization	16.1	12.7	26.8%	0.6%	0.6%	—

Total	$433.6	$391.1	10.9%	16.9%	18.3%	(140)

      Personnel expenses during the second quarter of fiscal year 2006 increased by $10.1 million or 7.7% as compared to the second quarter of fiscal year 2005. Of the $10.1 million increase, approximately $5.7 million was the result of the SWP/WSE and Todd Pipe acquisitions. Our workforce increased approximately 4.4%, from approximately 9,100 employees at July 30, 2004 to approximately 9,500 employees at July 31, 2005, primarily as a result of prior year acquisitions. Excluding the impact of these acquisitions, our workforce increased by approximately 1% compared to the prior year’s second quarter. The $4.4 million or 3.4% increase in personnel expenses during the second quarter of fiscal year 2006, excluding the impact of the acquisitions, was primarily the result of a $7.3 million or 9.3% increase in salaries and wages as a result of the increase in headcount (which included a number of key management additions) as well as normal annual increases, a $2.0 million increase in temporary labor and overtime primarily related to various system conversions as well as increased sales, and an $0.8 million increase in additional restricted stock amortization associated with fiscal year 2005 and fiscal year 2006 restricted stock grants. These increases were partially offset by a reduction in employee health insurance expenses of $3.1 million due to lower claims activity and a change in our healthcare provider effective January 1, 2005, and a reduction in bonus expense of $2.7 million due to a decline in performance measures as compared against strong results in the first six months of the prior fiscal year.
      As a percentage of net sales, personnel expenses were 10.9% and 11.7% during the first six months of fiscal years 2006 and 2005, respectively, with $16.2 million of the $29.9 million increase in costs primarily relating to the SWP/WSE, Todd Pipe and Standard acquisitions. Personnel expenses during the first six months of fiscal year 2006, excluding the impact of acquisitions, increased by $13.7 million primarily due to the factors identified in the analysis of the second quarter’s results.
      Other selling, general and administrative expenses increased $8.0 million or 12.8% as compared to the second quarter of fiscal year 2005. Of the increase, the acquisitions of SWP/WSE and Todd Pipe accounted for $2.0 million. Excluding the impact of these acquisitions, other selling, general and administrative expenses increased $6.0 million or 9.6%, primarily as a result of a $1.4 million increase in fuel costs due to increased prices and sales; a $1.3 million increase in professional fees related to various facilities management and credit reporting improvements; a $1.1 million increase in building rents due in part to the sale-leaseback transactions completed in April and December of fiscal year 2005; an $0.8 million environmental charge associated with the anticipated remediation of chlorinated hydrocarbons discovered at one of our branches; and other increases that were consistent with the 16.6% increase in net sales. These increases in other selling, general and administrative costs were partially offset by $1.7 million of additional net gains from the sale of surplus property as compared to the prior year.
      Other selling, general and administrative expenses increased $9.2 million or 7.2% as compared to the first six months of fiscal year 2005, primarily related to the Todd Pipe, SWP/WSE, and Standard acquisitions, which collectively added $6.5 million of other selling, general and administrative expenses. Excluding the impact of these acquisitions, other selling, general and administrative expenses increased $2.7 million or 2.1% during the first six months of fiscal year 2006 primarily due to a $3.1 million increase in building rents due in part to the sale-leaseback transactions completed in April and December of fiscal year 2005; a $2.1 million increase in fuel costs due to increased prices and sales; a $1.4 million increase in professional fees related to various facilities management and credit reporting improvements; an $0.8 million environmental charge associated with the anticipated remediation of chlorinated hydrocarbons discovered at one of our branches; and other increases that were consistent with the 20.5% increase in net sales, partly offset by various favorable reductions as compared to the prior year period. The favorable reductions include a $2.6 million decrease in marketing expenses primarily as a result of expanded vendor involvement in our marketing promotions and events; $2.5 million associated with additional net gains from the sale of surplus property as compared to the prior year and losses from the sale-leaseback transactions completed during the first quarter of fiscal year 2005; and a $1.3 million reduction in the provision for doubtful accounts despite increased net sales due to an improvement in the credit quality of our accounts receivable through enhanced credit policies and management of past due accounts as well as a non-recurring write-off of $0.6 million in the Industrial PVF segment in the prior year.
      The increase in depreciation and amortization expense of $1.6 million and $3.4 million during the second quarter and first six months of fiscal year 2006 compared to the second quarter and first six months of fiscal year 2005, respectively, was primarily a result of incremental amortization expense associated with the intangible assets related to the SWP/WSE, Todd Pipe, National, and Ram Pipe acquisitions. As a percentage of net sales, depreciation and amortization expenses remained flat at 0.6% for the second quarter and first six months of fiscal year 2006 and the same periods of fiscal year 2005.
      We are primarily a fixed cost business; consequently a percentage change in our net sales can have a greater percentage effect on our operating expense ratio. Operating expenses as a percentage of net sales decreased 100 basis points from 17.5% in the second quarter fiscal year 2005 to 16.5% in the second quarter of fiscal year 2006. For the first six months of fiscal year 2006, operating expenses as a percentage of net sales decreased 140 basis points to 16.9% from 18.3% in the prior year’s period. These improvements are due primarily to the leverage obtained from higher net sales; productivity improvements (including lower corporate costs); a moderation in investment spending; business mix, including an improvement in the Utilities segment that was primarily related to the SWP/WSE acquisition; and net gains from the sale of surplus property.
Operating Income
      Operating income is affected significantly by fluctuations in net sales as well as changes in business and product mix. Operating income for the second quarter and first six months of fiscal years 2006 and 2005 was as follows (dollars in millions):

	Operating Income			Percentage of Net Sales

	Three Months Ended			Three Months Ended

	July 31,	July 30,	Percentage	July 31,	July 30,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Operating income	$71.0	$70.5	0.7%	5.3%	6.2%	(90)

	Operating Income			Percentage of Net Sales

	Six Months Ended			Six Months Ended

	July 31,	July 30,	Percentage	July 31,	July 30,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Operating income	$133.5	$121.1	10.2%	5.2%	5.7%	(50)
      Operating income during the second quarter of fiscal year 2006 totaled $71.0 million, increasing $0.5 million or 0.7% despite last year’s strong second quarter. Operating income as a percentage of net sales decreased 90 basis points to 5.3% due primarily to a 190 basis point reduction in our gross margin percentage resulting from a higher average cost of inventory sold, a change in business mix, and some selling price weakness, partially offset by a 100 basis point reduction in operating expenses as a percentage of net sales, resulting from the leverage obtained from higher net sales, productivity improvements (including lower corporate costs), a moderation in investment spending, business mix, and net gains from the sale of surplus property.
      Operating income during the first six months of fiscal year 2006 totaled $133.5 million, increasing $12.4 million or 10.2%, compared to the prior year’s first six months operating income total of $121.1 million, due primarily to a 200 basis point reduction in our gross margin percentage, partially offset by a 140 basis point reduction in operating expenses as a percentage of net sales, for reasons consistent with those identified in the analysis of the second quarter of fiscal year 2006.
Interest Expense
      Interest expense totaled $8.8 million and $7.5 million in the second quarter of fiscal years 2006 and 2005, respectively, and totaled $17.8 million and $13.8 million in the first six months of fiscal years 2006 and 2005, respectively. Interest expense increased during the second quarter and first six months of fiscal year 2006 primarily as a result of a $40.2 million or 8.1% and $79.6 million or 17.3% increase in our weighted-average outstanding debt balances, and a 126 and 99 basis point increase in our weighted-average interest rates, respectively. These increases were mainly attributable to our private placement of $300.0 million in original principal amount of 5.5% senior notes in October 2004, a portion of the proceeds from which were used to pay off amounts outstanding from lower cost variable borrowings under our revolving credit agreement.
Interest and Other Income
      Interest and other income totaled $2.1 million and $1.6 million in the second quarter of fiscal years 2006 and 2005, respectively, and $4.3 million and $3.3 million in the first six months of fiscal years 2006 and 2005, respectively. The increase in the second quarter and the first six months of fiscal year 2006 was mainly due to additional interest income resulting from an increased level of cash, primarily resulting from strong operating cash flow and our equity and debt offerings in October 2004.
Income Taxes
      Our effective tax rate was 39% in the second quarter of fiscal years 2006 and 2005, and 39% and 37.4% in the first six months of fiscal years 2006 and 2005, respectively. The increase in our effective tax rate during the first six months of fiscal year 2006 was primarily attributable to a $1.7 million tax benefit realized in the first quarter of fiscal year 2005 related to federal income tax filing amendments associated with prior fiscal years. Our effective tax rate is expected to be 39% for fiscal year 2006.
Segment Results
      Consolidated net sales and organic sales by segment in the second quarter and first six months of fiscal years 2006 and 2005 were as follows (dollars in millions):

	Consolidated Net Sales			Organic Sales

	Three Months Ended			Three Months Ended

	July 31,	July 30,	Percentage	July 31,	July 30,	Percentage
	2005	2004	Variance	2005(1)	2004(2)	Variance

Water & Sewer	$349.6	$323.2	8.2%	$349.6	$323.2	8.2%
Plumbing/HVAC	286.9	270.3	6.1%	290.0	292.2	(0.8)%
Utilities	210.9	108.7	94.0%	210.4	178.7	17.7%
MRO	128.8	126.4	1.9%	128.8	124.9	3.1%
Electrical	119.2	117.8	1.2%	119.2	117.8	1.2%
Industrial PVF	112.5	85.6	31.4%	112.5	85.6	31.4%
Building Materials	74.2	65.8	12.8%	74.2	67.9	9.3%
Other	50.9	45.3	12.4%	50.9	44.0	15.7%

Total	$1,333.0	$1,143.1	16.6%	$1,335.6	$1,234.3	8.2%

	Consolidated Net Sales			Organic Sales

	Six Months Ended			Six Months Ended

	July 31,	July 30,	Percentage	July 31,	July 30,	Percentage
	2005	2004	Variance	2005(3)	2004(4)	Variance

Water & Sewer	$669.9	$594.8	12.6%	$669.9	$614.9	8.9%
Plumbing/HVAC	561.2	480.9	16.7%	569.1	568.8	0.1%
Utilities	405.2	208.8	94.1%	404.1	344.4	17.3%
MRO	229.2	233.3	(1.8)%	229.2	230.5	(0.6)%
Electrical	234.7	230.4	1.9%	234.7	230.4	1.9%
Industrial PVF	230.2	168.3	36.8%	230.2	168.3	36.8%
Building Materials	142.8	124.9	14.3%	145.1	129.2	12.3%
Other	99.5	94.5	5.3%	98.3	90.7	8.4%

Total	$2,572.7	$2,135.9	20.5%	$2,580.6	$2,377.2	8.6%

(1)	Organic sales during the second quarter of fiscal year 2006 includes $3.1 million of pre-acquisition pro forma sales in the Plumbing/ HVAC segment (Ram Pipe) and excludes $0.5 million of net sales associated with a divested branch in our Utilities business.

(2)	Organic sales during the second quarter of fiscal year 2005 includes $21.9 million, $70.0 million and $2.1 million of pre-acquisition pro forma sales in the Plumbing/ HVAC segment (Todd Pipe and Ram Pipe), the Utilities segment (SWP/WSE) and the Building Materials segment (National), respectively, and excludes $1.5 million and $1.3 million of net sales associated with a divested business in our MRO segment and a branch in the Mechanical product line within our Other category, respectively.

(3)	Organic sales for the first six months of fiscal year 2006 includes $7.9 million and $2.3 million of pre- acquisition pro forma sales in the Plumbing/ HVAC segment (Ram Pipe) and the Building Materials segment (National), respectively, and excludes $1.1 million and $1.2 million of net sales associated with a divested branch in our Utilities segment and a branch in the Mechanical product line within our Other category, respectively.

(4)	Organic sales during the first six months of fiscal year 2005 includes $20.1 million, $87.9 million, $135.6 million and $4.3 million of pre-acquisition pro forma sales in the Water & Sewer segment (Standard), Plumbing/ HVAC segment (Todd Pipe and Ram Pipe), Utilities segment (SWP/WSE), and the Building Materials segment (National), respectively, and excludes $2.8 million and $3.8 million of net sales associated with a divested business in our MRO segment and a branch in the Mechanical product line within our Other category, respectively.

      Operating income by segment and as a percentage of net sales for the second quarter and first six months of fiscal years 2006 and 2005 were as follows (dollars in millions):

	Operating Income			Percentage of Net Sales

	Three Months Ended			Three Months Ended

	July 31,	July 30,	Percentage	July 31,	July 30,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Water & Sewer	$17.2	$18.5	(7)%	4.9%	5.7%	(80)
Plumbing/HVAC	4.6	8.2	(44)%	1.6%	3.0%	(140)
Utilities	8.6	4.5	91%	4.1%	4.1%	—
MRO	11.1	13.1	(15)%	8.6%	10.4%	(180)
Electrical	3.5	2.7	30%	2.9%	2.3%	60
Industrial PVF	16.2	12.4	31%	14.4%	14.5%	(10)
Building Materials	5.4	6.4	(16)%	7.3%	9.7%	(240)
Other	2.3	4.4	(48)%	4.5%	9.7%	(520)
Corporate(1)	2.1	0.3		—	—	—

Total	$71.0	$70.5	1%	5.3%	6.2%	(90)

	Operating Income			Percentage of Net Sales

	Six Months Ended			Six Months Ended

	July 31,	July 30,	Percentage	July 31,	July 30,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Water & Sewer	$31.2	$29.0	8%	4.7%	4.9%	(20)
Plumbing/HVAC	10.2	12.8	(20)%	1.8%	2.7%	(90)
Utilities	15.4	7.3	111%	3.8%	3.5%	30
MRO	18.6	20.8	(11)%	8.1%	8.9%	(80)
Electrical	6.9	6.5	6%	2.9%	2.8%	10
Industrial PVF	34.1	23.8	43%	14.8%	14.1%	70
Building Materials	10.4	11.4	(9)%	7.3%	9.1%	(180)
Other	3.7	9.2	(60)%	3.7%	9.7%	(600)
Corporate(1)	3.0	0.3		—	—	—

Total	$133.5	$121.1	10%	5.2%	5.7%	(50)

(1)	The $2.1 million and $3.0 million of operating income in the Corporate category in the second quarter and first six months of fiscal year 2006, respectively, primarily related to gains from the sale of surplus properties partially offset in the second quarter of fiscal year 2006 by an environmental liability associated with the anticipated remediation of chlorinated hydrocarbons discovered at one of our branches. We recognized net gains from the sale of surplus properties totaling $0.6 million and $2.3 million in the second quarter and first six months of fiscal year 2005, respectively, with the $2.3 million partly offset by a $1.3 million loss associated with a sale-leaseback transaction completed on April 30, 2004 for a portfolio of properties associated with 18 different branches. Prior to the second quarter of fiscal year 2005, all surplus property activity was allocated to our operating segments and the Other category.
      The following is a discussion of the factors impacting net sales and operating income for our operating segments:
Water & Sewer
      Net sales: Net sales in the second quarter of fiscal year 2006 totaled $349.6 million, an increase of $26.4 million or 8.2%, compared to the prior year’s second quarter net sales of $323.2 million. A higher volume of private and public infrastructure projects, particularly in Arizona, Florida, Colorado, the Pacific Northwest and Midwest, and higher prices for PVC and ductile iron pipe drove the 8.2% organic growth rate during the second quarter of fiscal year 2006.
      Net sales for the first six months of fiscal year 2006 totaled $669.9 million, an increase of $75.1 million or 12.6%. This increase included net sales of $23.8 million from the Standard acquisition completed in May 2004. The organic sales growth rate of 8.9% during the first six months of fiscal year 2006 was primarily due to demand for residential, commercial and municipal projects particularly in Arizona, Florida, Texas, the Midwest and Pacific Northwest and higher prices for PVC and ductile iron pipe.
      Operating Income: As a percentage of net sales, operating income decreased to 4.9% and 4.7% in the second quarter and first six months of fiscal year 2006 from 5.7% and 4.9% in the comparable prior year periods, respectively. The decreases in operating income as a percentage of net sales were the result of decreased gross margins attributable to higher product costs, competitive pricing pressures in certain markets, and higher levels of direct shipments.
Plumbing/HVAC
      Net sales: Net sales in the second quarter of fiscal year 2006 totaled $286.9 million, an increase of $16.6 million or 6.1%, compared to the prior year’s second quarter net sales of $270.3 million. The entire increase is attributable to the acquisitions of Todd Pipe and Ram Pipe, which contributed $20.6 million and $0.9 million, respectively, to net sales in the second quarter of fiscal year 2006. Organic sales declined by 0.8% due mainly to non-recurring large project work, competitive pricing pressures, primarily in Florida, Georgia and Texas, and sales initiatives that were not as effective as planned. Partially offsetting these declines was an increase in residential projects in California, Colorado and Arizona.
      Net sales in the first six months of fiscal year 2006 totaled $561.2 million, an increase of $80.3 million or 16.7% compared to the prior year’s first six months net sales total of $480.9 million. The acquisitions of Todd Pipe and Ram Pipe contributed $83.5 million and $0.9 million, respectively, to the net sales increase in the first six months of fiscal year 2006. Organic sales during the first six months of fiscal year 2006 remained flat with the comparable prior year period primarily due to the factors identified above.
      Operating income: As a percentage of net sales, operating income decreased to 1.6% and 1.8% in the second quarter and first six months of fiscal year 2006 from 3.0% and 2.7% in the comparable prior year periods, respectively. The 140 and 90 basis point decreases were directly attributable to declines in gross margin resulting from higher product costs and competitive pricing pressures in certain markets.
Utilities
      Net sales: Net sales in the second quarter of fiscal year 2006 totaled $210.9 million, an increase of $102.2 million or 94.0%, compared to the prior year second quarter net sales of $108.7 million. This increase included net sales of $84.9 million from the SWP/WSE acquisition completed in November 2004. The organic sales growth rate of 17.7% during the second quarter of fiscal year 2006 was driven primarily by new and expanded alliance contracts, higher meter sales, and increased project work across all regions, with particular strength in the Florida, Texas and Illinois markets.
      Net sales for the first six months of fiscal year 2006 totaled $405.2 million, an increase of $196.4 million or 94.1%, compared to the net sales for the first six months of fiscal year 2005 of $208.8 million. The increase included $167.2 million of net sales from the SWP/WSE acquisition. The organic sales growth rate of 17.3% during the first six months of fiscal year 2006 was driven primarily by new and expanded alliance contracts with large electric utility companies, higher meter sales, and increased project work across all regions.
      Operating income: As a percentage of net sales, operating income was 4.1% for the second quarter of fiscal years 2006 and 2005. During the first six months of fiscal year 2006, operating income as a percentage of net sales totaled 3.8% as compared to a ratio of 3.5% during the first six months of fiscal year 2005. The 30 basis point increase was primarily due to leverage from the higher net sales associated with the SWP/WSE acquisition along with a decline in the ratio of operating expenses to net sales as a result of costs incurred last year to establish the infrastructure necessary to support additional business from alliance customers.
MRO
      Net sales: Net sales in the second quarter of fiscal year 2006 totaled $128.8 million, an increase of $2.4 million or 1.9%, compared to the prior year’s second quarter total of $126.4 million. Organic sales increased $3.9 million or 3.1% compared to the second quarter of fiscal year 2005, which excluded sales from divested operations of $1.5 million. The organic sales growth was primarily attributable to a higher level of renovation business, along with higher fabrication and window covering sales. Increased sales of appliances, water heaters and HVAC equipment also contributed to net sales growth, but resulted in lower margins during the quarter. The MRO segment’s southeast markets experienced the strongest growth during the quarter, as apartment occupancy rates improved both in the region and nationally.
      Net sales in the first six months of fiscal year 2006 totaled $229.2 million, a decrease of $4.1 million or 1.8% compared to the prior year’s first six months net sales total of $233.3 million. Organic sales decreased $1.3 million or 0.6% compared to the first six months of fiscal year 2005 amount, which excluded sales of $2.8 million from divested operations. The slight decline in organic sales during the first six months of fiscal year 2006 was primarily due to the disruptive impact of integration and system conversion initiatives resulting from the Century Maintenance Supply, Inc. (“Century”) acquisition and, while improving, weakness in the multi-family housing market.
      Operating income: As a percentage of net sales, operating income decreased to 8.6% in the second quarter of fiscal year 2006 from 10.4% in the prior year’s second quarter. During the first six months of fiscal year 2006, operating income as a percentage of net sales decreased to 8.1%, as compared to 8.9% during the prior year period. The 180 and 80 basis point declines during the second quarter and first half of fiscal year 2006, respectively, were primarily driven by a decrease in gross margin in the second quarter. Increases in lower margin product lines such as appliances, water heaters, and HVAC equipment contributed to net sales growth, but a higher mix of these items as well as a very competitive pricing environment diluted the overall margin.
Electrical
      Net sales: Net sales in the second quarter of fiscal year 2006 totaled $119.2 million, an increase of $1.4 million or 1.2%, compared to the prior year’s second quarter total of $117.8 million. During the first six months of fiscal year 2006, net sales totaled $234.7 million, an increase of $4.3 million or 1.9% compared to the prior year. Sales growth experienced in both the second quarter and first six months of fiscal year 2006 as compared to the prior year periods was primarily the result of continued strength in commercial and residential construction in Florida. This was mostly offset by lower sales in Texas, due to a weak commercial market in Houston, and a lower level of large project work in select markets of Georgia and the Carolinas from the previous year.
      Operating income: As a percentage of net sales, operating income increased to 2.9% in the second quarter of fiscal year 2006 from 2.3% in the prior year’s second quarter. During the first six months of fiscal year 2006, operating income as a percentage of net sales increased to 2.9%, as compared to a ratio of 2.8% during the prior year period. The 60 basis point improvement in the second quarter of fiscal year 2006 was primarily due to improved efficiencies resulting from the closure of the distribution center serving this business. The efficiency improvements made in the second quarter of fiscal year 2006 were offset on a year to date basis by lower gross margins in the first quarter of fiscal year 2006 compared to the comparable prior year period resulting from stabilizing commodity prices.

Industrial PVF
      Net sales: Net sales in the second quarter of fiscal year 2006 totaled $112.5 million, an increase of $26.9 million or 31.4%, compared to the prior year’s second quarter net sales total of $85.6 million. The increase in net sales for the second quarter of fiscal year 2006 as compared to the prior year was primarily attributable to continued strength in selling prices, combined with higher demand from fabricators and end users.
      Net sales in the first six months of fiscal year 2006 totaled $230.2 million, an increase of $61.9 million or 36.8% compared to the prior year’s first six months net sales total of $168.3 million. The increase in net sales during the first six months of fiscal year 2006 as compared to the prior year was primarily attributable to continued strength in selling prices over the comparable prior year period and increased demand from fabricators and end users.
      Operating income: As a percentage of net sales, operating income decreased 10 basis points to 14.4% in the second quarter of fiscal year 2006, from 14.5% in the prior year’s second quarter. Operating income for the first six months of fiscal year 2006 as a percentage of net sales increased 70 basis points to 14.8%, as compared to a ratio of 14.1% during the prior year period. The increase of 70 basis points for first six months of fiscal year 2006 was primarily the result of an increase in gross margin attributable to continued strength in selling prices for commodity-based products and higher demand over fiscal year 2005 levels, partly offset by increases in moving average costs for commodity-based products.
Building Materials
      Net sales: Net sales in the second quarter of fiscal year 2006 totaled $74.2 million, an increase of $8.4 million or 12.8%, compared to the prior year’s second quarter total of $65.8 million. This increase included net sales of $2.2 million from the National acquisition completed on May 1, 2005. The organic sales growth rate of 9.3% during the second quarter of fiscal year 2006 was primarily the result of strong commercial construction activity, mainly in Florida.
      Net sales in the first six months of fiscal year 2006 totaled $142.8 million, an increase of $17.9 million or 14.3% compared to the prior year’s first six months net sales total of $124.9 million. The organic sales growth rate of 12.3% during the first six months of fiscal year 2006 was primarily a result of strong commercial construction activity, mainly in Florida.
      Operating income: As a percentage of net sales, operating income decreased to 7.3% in the second quarter of fiscal year 2006 from 9.7% in the prior year’s second quarter. The 240 basis point decrease was primarily attributable to higher average cost inventory compared to the prior year’s quarter resulting from a steep increase in commodity prices for steel and lumber in the second quarter of fiscal year 2005 and competitive pricing pressures in certain markets.
      During the first six months of fiscal year 2006, operating income as a percentage of net sales decreased by 180 basis points to 7.3%, as compared to a ratio of 9.1% during the prior year period. The 180 basis point decline was primarily attributable to the factors identified in the analysis of the second quarter of fiscal year 2006.
Other
      Net sales: In the Other category, net sales in the second quarter of fiscal year 2006 totaled $50.9 million, an increase of $5.6 million or 12.4%, compared to the prior year’s second quarter net sales of $45.3 million. Organic sales totaled $50.9 million and $44.0 million in the second quarter of fiscal years 2006 and 2005, respectively, an increase of $6.9 million or 15.7%. Net sales in the first six months of fiscal year 2006 totaled $99.5 million, an increase of $5.0 million or 5.3% compared to the prior year’s net sales of $94.5 million. Organic sales totaled $98.3 million and $90.7 million during the first six months of fiscal years 2006 and 2005, respectively, an increase of $7.6 million or 8.4%.

      The Fire Protection product line had net sales growth of $4.2 million or 11.4% during the second quarter of fiscal year 2006 and net sales growth of $5.8 million or 7.8% during the first six months of fiscal year 2006. The increase in net sales was primarily driven by the opening of a fabrication facility in the fourth quarter of fiscal year 2005 that expanded business in the Carolinas, combined with increased demand, particularly in California.
      The Mechanical product line had sales growth of 33.2% and 10.1% during the second quarter and first six months of fiscal year 2006, respectively, due primarily to expanded business with a large commercial customer in Florida. Excluded from organic sales were $1.3 million during the second quarter of fiscal year 2005 and $1.2 million and $3.8 million during the first six months of fiscal years 2006 and 2005, respectively, related to the divestiture of a mechanical branch in Louisiana.
      Operating income: As a percentage of net sales, operating income decreased to 4.5% in the second quarter of fiscal year 2006 from 9.7% in the prior year’s second quarter. During the first six months of fiscal year 2006, operating income as a percentage of net sales decreased 600 basis points to 3.7%, as compared to a ratio of 9.7% during the prior year period. The 520 and 600 basis point declines during the second quarter and the first six months of fiscal year 2006, respectively, were primarily the result of higher average cost inventory over the prior fiscal year.
Liquidity and Capital Resources
      The following sets forth certain measures of our liquidity (dollars in millions):

	Six Months Ended

	July 31,	July 30,
	2005	2004

Net cash provided by (used in) operating activities	$69.8	$(1.1)
Net cash used in investing activities	(38.1)	(82.4)
Net cash (used in) provided by financing activities	(26.6)	93.4

	July 31,	January 31,
	2005	2005

Working capital	$973.6	$915.3
Current ratio	2.3 to 1	2.4 to 1
Debt to total capital	28.9%	30.3%
Working Capital
      Compared to January 31, 2005, working capital increased $58.3 million or 6.4% during the first half of fiscal year 2006. The increase in working capital was primarily attributable to higher accounts receivable balances driven by net sales growth, as well as lower compensation and benefits accruals as a result of bi-weekly payroll payment timing and annual bonus payments, which are made during the first quarter of every year. These working capital increases were offset by lower levels of owned inventories (inventories less accounts payable) resulting from improved inventory and payables management and reduced other current asset balances due to collections of vendor rebate receivables.
Operating Activities
      During the first six months of fiscal years 2006 and 2005, net cash provided by (used in) operating activities totaled $69.8 million and ($1.1) million, respectively. The $70.9 million increase was partly due to the timing of disbursements, including federal income tax payments, which will result in lower operating cash flow in the third and fourth quarters. The remainder of the increase primarily relates to the factors contributing to our improvement in working capital.
      Going forward, we expect operating cash flows to be positive as we continue to improve our working capital efficiency.

Investing Activities
      Our expenditures for property and equipment totaled $31.5 million and $11.3 million during the first six months of fiscal years 2006 and 2005, respectively. Of the total $31.5 million of capital expenditures, $12.9 million were outlays for information technology. Also included in our capital expenditures during the first six months of fiscal year 2006 were investments in land for future megacenter development and for expansion of our corporate facilities. We anticipate entering into subsequent sale-leasebacks for these transactions and therefore expect that our annual capital expenditures, net of sale-leaseback activity, will be approximately $35 million.
      Proceeds from the sale of property and equipment totaled $5.7 million and $38.5 million during the first six months of fiscal years 2006 and 2005, respectively. During the first six months of fiscal year 2006, net gains of approximately $3.3 million were recognized on the sale of surplus properties, for which we received approximately $5.7 million of cash proceeds. During the first six months of fiscal year 2005, proceeds from the sale of property and equipment consisted primarily of $32.7 million of net cash received from the sale-leaseback of a portfolio of properties associated with 18 different branches that were leased back pursuant to 15-year minimum term operating leases. The resulting leases qualified for operating lease treatment.
      Cash payments for business acquisitions totaled $12.3 million and $98.2 million during the first six months of fiscal years 2006 and 2005, respectively. The cash payments for business acquisitions during the current year relate to the acquisitions of National on May 1, 2005 and Ram Pipe on June 30, 2005, with consideration including the assumption of accounts payable, accrued and other current liabilities, which collectively totaled $1.9 million, subject to finalization of working capital adjustments in accordance with the respective purchase agreements. National is a distributor of construction materials serving the Atlanta, Georgia area, and Ram Pipe is a distributor of plumbing and water and sewer products serving the Yuma, Arizona area. The cash payments for business acquisitions during the prior year period related to the Standard and Todd Pipe acquisitions, both of which were completed in May 2004.
      On June 30, 2004, we made an $11.4 million investment in our corporate owned life insurance (“COLI”) policies to partially fund enhancements made in the first quarter of fiscal year 2005 to our supplemental executive retirement plan (“SERP”), which provides supplemental benefits for certain key executive officers. While the SERP obligation is not funded by our general assets and thus the value of our COLI policies is not restricted to funding the SERP obligation, the interest income generated by our COLI policies helps to offset the additional net periodic benefit costs associated with our SERP, as amended in the first quarter of fiscal year 2005.
Financing Activities
      During the first six months of fiscal years 2006 and 2005, net cash (used in) provided by financing activities totaled ($26.6) million and $93.4 million, respectively. The net decrease of $120.0 million in financing cash flows, compared to the prior year period, was primarily a result of $113.4 million of net borrowings under short-term debt arrangements made during the first six months of fiscal year 2005, which were used to help fund the acquisitions of Standard and Todd Pipe in May 2004. There were no borrowings under short-term debt arrangements during the first six months of fiscal year 2006, given our cash position of over $200 million primarily resulting from our equity and debt offerings in October 2004.
      Dividend payments totaled $10.3 million and $7.0 million during the first six months of fiscal years 2006 and 2005, respectively. The higher dividend payments in fiscal year 2006 were primarily attributable to an increase in our common stock outstanding due to the sale of 4.0 million shares in a public offering during the third quarter of fiscal year 2005 in addition to a 38% higher dividend rate per share. On July 25, 2005, our Board of Directors declared a quarterly dividend of $0.09 per share that was paid on August 22, 2005 to shareholders of record on August 8, 2005. Dividends declared but not paid totaled $6.0 million and $4.0 million at July 31, 2005 and July 30, 2004, respectively.

      On October 12, 2004, we issued $300.0 million in original principal amount of 5.5% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet net of a $1.5 million and $1.6 million discount as of July 31, 2005 and January 31, 2005, respectively. On May 10, 2005, we filed an exchange offer registration statement with the SEC on Form S-4 to exchange the notes for a new issue of substantially identical notes registered under the Securities Act. On July 21, 2005 the SEC declared our registration effective, and on July 22, 2005 we announced the commencement of the exchange offer. Subsequently, on August 22, 2005, all of the original notes were tendered for the new registered notes.
      On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts were designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). We settled the interest rate swap contracts during the second quarter of fiscal year 2006, receiving approximately $1.8 million in cash. The corresponding fair value hedge carrying value adjustment of $1.8 million recognized as a component of debt is being amortized as a favorable adjustment to interest expense over the same period in which the related interest costs on the $300.0 million notes are recognized in earnings. Approximately $0.2 million of the fair value hedge carrying value adjustment will be recognized as an adjustment to interest expense during the next twelve months.
      On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 3.7 million shares at an average price of $11.45 per share. There were no shares repurchased during the first six months of fiscal years 2006 or 2005.
      As of July 31, 2005, we had $218.3 million of cash and $499.6 million of unused borrowing capacity on our revolving credit agreement (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements, scheduled principal amortization and interest on our senior notes due 2005 through 2014, anticipated capital expenditures, future acquisitions of businesses and other general corporate purposes. We also have an effective shelf registration statement on Form S-3 on file with the SEC for the offer and sale, from time-to-time, of up to an aggregate of $700.0 million of equity and/or debt securities, less the approximately $120.0 million of gross proceeds associated with our common stock offering on October 12, 2004.
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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. We will be required to adopt the provisions of SFAS 123R on February 1, 2006. We are currently evaluating the impact that the ultimate adoption of SFAS 123R will have on our financial position and results of operations. The Stock-Based Compensation section in Note 1 to the consolidated financial statements contains the pro forma impact on net income and earnings per share if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards during the first half of fiscal years 2006 and 2005.
      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements instead of recording a cumulative effect adjustment within the period of the change unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. We will adopt the new accounting provisions effective February 1, 2006. We do not expect the adoption of SFAS 154 to have a material effect on our financial position, results of operations or cash flows.
Critical Accounting Policies
      Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our fiscal year 2005 Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. Our critical accounting policies relating to the allowance for doubtful accounts, inventories, consideration received from vendors, impairment of long-lived assets, and self-insurance reserves are described in the Annual Report. During the six months ended July 31, 2005, there were no material changes to any of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to market risk from changes in the prices of certain of our products that result from commodity price fluctuations and from changes in interest rates on outstanding variable-rate debt.
Commodity Price Risk
      We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in steel, PVC, nickel alloy, copper, aluminum, lumber, and other commodities. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements, as well as price increases to maintain reasonable profit margins.
      As discussed above, our results of operations during the first six months of fiscal year 2005 were favorably impacted by our ability to pass increases in the prices of certain commodity-based products to our customers. Price changes for commodity-based products were mixed during the first six months of fiscal year 2006 as compared to the prior year, resulting in a modest price impact to our total reported net sales during the current year, the impact from which was offset by a higher average cost of inventory sold. Such commodity price fluctuations have from time-to-time created cyclicality in our financial performance and could continue to do so in the future.
Interest Rate Risk
      As a result of the repayment of amounts outstanding under our $500.0 million revolving credit agreement during October 2004 with $203.5 million of the proceeds from our issuance on October 12, 2004 of $300.0 million in original principal amount of 5.50% notes due on October 15, 2014, all of our outstanding debt as of July 31, 2005 was fixed-rate debt. On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts were designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). We settled the interest rate swap contracts during the second quarter of fiscal year 2006, receiving approximately $1.8 million in cash. The corresponding fair value hedge carrying value adjustment of $1.8 million recognized as a component of debt is being amortized as a favorable adjustment to interest expense over the same period in which the related interest costs on the $300.0 million notes are recognized in earnings. Approximately $0.2 million of the fair value hedge carrying value adjustment will be recognized as an adjustment to interest expense during the next twelve months.
      We manage our interest rate risk by maintaining a balance between fixed-and variable-rate debt in accordance with our formally documented interest rate risk management policy, with a targeted ratio of 60% fixed and 40% variable rate debt. We are currently evaluating alternatives in order to achieve our targeted ratio, including the use of additional derivative instruments. Based upon our current capital structure, a hypothetical 10% increase or decrease in interest rates from their July 31, 2005 levels would not have a material impact on our results of operations but would have an impact on the fair value of our outstanding debt, which has an average interest rate of approximately 6.4%.

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
      During the first six months of fiscal year 2006, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the information systems changes currently ongoing. These information systems changes involve the design of our computer system architecture and the implementation of the Oracle Financial System (“Oracle Financials”). We have completed the first phase of our Oracle Financials implementation, which includes the general ledger, credit management, and fixed assets modules. The second phase of our Oracle Financials implementation, expected to be completed in early to mid calendar year 2006, involves the implementation of the incentive compensation, collections, customer payment processing, treasury, and accounts payable disbursement modules. These changes in our systems and their design will provide us better visibility across all our businesses, facilitating our ability to operate more efficiently and effectively by streamlining various financial processes and eliminating many of the manual and redundant tasks previously performed using the old systems.
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
      On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased approximately 3.7 million shares at an average price of $11.45 per share. We have not repurchased any shares since fiscal year 2004 under the aforementioned share repurchase plan.
      The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended July 31, 2005.

Maximum
			Total number	number (or
			of shares	approximate
			(or units)	dollar value) of
	Total		purchased as	shares (or units)
	number of		part of publicly	that may yet be
	shares	Average	announced	purchased under
	(or units)	price paid	plans or	the plans or
Period	purchased	per share	programs	programs

May 2005	—	—	—	1,337,200
(May 1 — May 28)
June 2005	—	—	—	1,337,200
(May 29 — June 25)
July 2005	—	—	—	1,337,200
(June 26 — July 31)
      Dividends have been paid quarterly since 1980 with an increase in the dividend rate per share each fiscal year beginning in fiscal year 2003. Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. Accordingly, there can be no assurance that dividends will be declared or paid any time in the future. Dividend covenants in our debt agreements at July 31, 2005 limit the amount of retained earnings available for the payment of dividends to $166.1 million.

Item 4.	Submission of Matters to a Vote of Security Holders
      The 2005 Annual Meeting of Shareholders (the “annual meeting”) was held on May 19, 2005, pursuant to notice given to shareholders of record on March 25, 2005 at which date holders of 62,879,234 shares of our common stock were present in person or by proxy. At the annual meeting, David H. Hughes, Vincent S. Hughes, and Amos R. McMullian were elected directors of the Company with terms to expire at the 2008 annual meeting and until the election and qualification of their respective successors or until the earlier of their death, resignation, or removal.
      Our shareholders voted to amend and restate our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and to remove historical provisions in the Restated Articles of Incorporation that describe our purposes and powers.
      Our shareholders also voted to approve the Hughes Supply, Inc. 2005 Executive Stock Plan, an incentive program under which 2,200,000 common shares are reserved to provide for grants of options to purchase common shares, award restricted shares, and grant stock appreciation rights to our key employees and directors.
      Our shareholders also voted to approve the Hughes Supply, Inc. 2005 Annual Incentive Plan, the purpose of which is to motivate and reward short-term performance by providing cash bonus payments to executive officers designated by the Compensation Committee, based upon the achievement of pre-established and objective performance goals. The 2005 Annual Incentive Plan also provides for discretionary bonus awards.
      The tabulation of the votes present in person or by proxy at the annual meeting with respect to the above matters was as follows:

		Against/
Matters Voted	For	Withheld	Abstained	Broker Non Vote

Election of David H. Hughes	59,276,863	3,602,371	—	—
Election of Vincent S. Hughes	58,512,491	4,366,743	—	—
Election of Amos R. McMullian	60,347,475	2,531,759	—	—
Approval to amend and restate the Restated Articles of Incorporation	55,231,919	7,505,891	141,424	—
Approval of the Hughes Supply, Inc. 2005 Executive Stock Plan	47,513,335	8,831,613	1,665,484	4,868,802
Approval of the Hughes Supply, Inc. 2005 Annual Incentive Plan	58,530,406	2,684,595	1,664,233	—

Item 6.	Exhibits

10.1	Amended and Restated Hughes Supply, Inc. 1997 Executive Stock Plan.

10.2	Amended Hughes Supply, Inc. 2005 Executive Stock Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hughes Supply, Inc.

Date: September 9, 2005	By: /s/ THOMAS I. MORGAN

Thomas I. Morgan President and Chief Executive Officer

Date: September 9, 2005	By: /s/ DAVID BEARMAN

David Bearman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)