Form 10-Q
period 2005-10-31
HUGHES SUPPLY INC
filed 2005-12-12
CIK 49029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of December 9, 2005

$1 Par Value	66,877,666

HUGHES SUPPLY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HUGHES SUPPLY, INC.
Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended

	October 31,	October 29,	October 31,	October 29,
	2005	2004	2005	2004

Net Sales	$1,493.5	$1,167.5	$4,066.2	$3,303.4
Cost of Sales	1,165.9	893.6	3,171.5	2,517.3

Gross Margin	327.6	273.9	894.7	786.1

Operating Expenses:
Selling, general and administrative	237.9	206.0	655.4	584.4
Depreciation and amortization	8.8	6.6	24.9	19.3

Total operating expenses	246.7	212.6	680.3	603.7

Operating Income	80.9	61.3	214.4	182.4

Non-Operating (Expense) Income:
Interest expense	(8.9)	(7.8)	(26.7)	(21.6)
Interest and other income	2.2	1.9	6.5	5.2

	(6.7)	(5.9)	(20.2)	(16.4)

Income Before Income Taxes	74.2	55.4	194.2	166.0
Income Taxes	28.5	21.6	75.3	63.0

Net Income	$45.7	$33.8	$118.9	$103.0

Earnings Per Share:
Basic	$0.71	$0.55	$1.84	$1.71

Diluted	$0.68	$0.54	$1.78	$1.65

Weighted-Average Shares Outstanding:
Basic	64.7	61.1	64.6	60.3

Diluted	66.8	63.0	66.7	62.2

Dividends Declared Per Share	$0.090	$0.065	$0.270	$0.195

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.
Consolidated Balance Sheets
(in millions, except share and per share data)

	October 31,
	2005	January 31,
	(unaudited)	2005

Assets
Current Assets:
Cash and cash equivalents	$251.8	$213.2
Accounts receivable, less allowance for doubtful accounts of $11.3 and $10.3	797.2	625.3
Inventories	707.8	633.9
Deferred income taxes	34.2	25.1
Other current assets	81.5	89.0

Total current assets	1,872.5	1,586.5
Property and equipment, net	110.4	92.8
Goodwill	763.9	718.6
Other assets	160.7	132.4

Total assets	$2,907.5	$2,530.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$48.2	$45.2
Accounts payable	699.5	503.9
Accrued compensation and benefits	53.4	58.7
Taxes payable	62.0	15.9
Other current liabilities	54.1	47.5

Total current liabilities	917.2	671.2
Long-term debt	488.9	500.5
Deferred income taxes	100.0	72.3
Other noncurrent liabilities	37.0	32.4

Total liabilities	1,543.1	1,276.4

Shareholders’ Equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, par value $1 per share; 200,000,000 shares authorized; 66,782,354 and 66,214,127 shares issued	66.8	66.2
Capital in excess of par value	641.8	629.4
Retained earnings	674.3	573.3
Accumulated other comprehensive income, net of tax	1.8	2.0
Unearned compensation related to outstanding restricted stock	(20.3)	(17.0)

Total shareholders’ equity	1,364.4	1,253.9

Total liabilities and shareholders’ equity	$2,907.5	$2,530.3

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.
Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine Months Ended

	October 31,	October 29,
	2005	2004

Cash Flows from Operating Activities:
Net income	$118.9	$103.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.9	19.3
Provision for doubtful accounts	6.8	8.1
Restricted stock expense	5.7	3.6
Deferred income taxes	18.6	0.8
Other	(5.6)	1.5
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	(157.4)	(135.2)
Inventories	(61.9)	(74.9)
Other current assets	10.6	(15.7)
Other assets	(13.0)	(3.1)
Accounts payable	191.9	120.8
Accrued compensation and benefits	(6.8)	(0.3)
Other current liabilities	48.3	48.1
Other noncurrent liabilities	6.1	(2.1)

Net cash provided by operating activities	187.1	73.9

Cash Flows from Investing Activities:
Capital expenditures	(43.4)	(17.5)
Proceeds from sale of property and equipment	8.8	38.8
Business acquisitions, net of cash acquired	(82.5)	(101.4)
Net investment in corporate owned life insurance	—	(11.4)

Net cash used in investing activities	(117.1)	(91.5)

Cash Flows from Financing Activities:
Net payments under short-term debt arrangements	—	(100.0)
Principal payments on other debt	(9.8)	(10.7)
Proceeds from issuance of long-term debt, net	—	295.7
Proceeds from issuance of common stock, net	—	114.8
Change in book overdrafts	(9.6)	(19.3)
Dividends paid	(16.3)	(11.1)
Other	4.3	9.5

Net cash (used in) provided by financing activities	(31.4)	278.9

Net Increase in Cash and Cash Equivalents	38.6	261.3
Cash and Cash Equivalents, Beginning of Period	213.2	8.3

Cash and Cash Equivalents, End of Period	$251.8	$269.6

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SUPPLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.	Basis of Presentation
      In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended October 31, 2005 and October 29, 2004, our financial position as of October 31, 2005, and cash flows for the nine months ended October 31, 2005 and October 29, 2004. The results of operations for the three and nine months ended October 31, 2005 are not necessarily indicative of the trends or results that may be expected for the full year. Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).
Business
      Founded in 1928, we are one of the nation’s largest diversified wholesale distributors of construction, repair and maintenance-related products with over 500 branches located in 40 states, as well as one branch located in Canada. Our customers include water and sewer, plumbing, electrical, and mechanical contractors; public utilities; municipalities; property management companies; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States. Our fiscal year ends on January 31, with our quarterly periods ending on the last calendar day of each quarter. Prior to fiscal year 2005, our fiscal years were 52- or 53-week periods ending on the last Friday in January. During fiscal year 2005 and prior, our quarterly periods were 13- or 14-week periods ending on the last Friday of the quarter.
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

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share data):

	Three Months Ended		Nine Months Ended

	October 31,	October 29,	October 31,	October 29,
	2005	2004	2005	2004

Net income as reported	$45.7	$33.8	$118.9	$103.0
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1.2	0.9	3.5	2.2
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.8)	(1.4)	(5.7)	(4.6)

Pro forma net income	$45.1	$33.3	$116.7	$100.6

Earnings per share:
Basic — as reported	$0.71	$0.55	$1.84	$1.71

Basic — pro forma	$0.70	$0.54	$1.81	$1.67

Diluted — as reported	$0.68	$0.54	$1.78	$1.65

Diluted — pro forma	$0.68	$0.53	$1.75	$1.62

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued in the periods presented:

	Stock Options Granted During the

	Three Months Ended		Nine Months Ended

	October 31,	October 29,	October 31,	October 29,
Assumptions	2005	2004(1)	2005	2004

Risk-free interest rate	3.9%	—	4.0%	3.0%
Average expected life of stock options (in years)	4.8	—	4.8	5.0
Expected volatility of common stock	34.0%	—	34.0%	43.2%
Expected annual dividend yield on common stock	1.2%	—	1.2%	1.0%
Weighted-average fair value of stock options granted	$9.95	—	$9.81	$9.65

(1)	There were no stock options granted during the three months ended October 29, 2004.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The statement requires the use of assumptions and judgments about future events, and some of the inputs to the valuation models will require considerable judgment by management. We will be required to adopt the provisions of SFAS 123R on February 1, 2006. We are currently evaluating the impact that the ultimate adoption of SFAS 123R will have on our financial position and results of operations. The Stock-Based Compensation section provided above contains the pro forma impact on net income and earnings per share if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards during the first nine months of fiscal years 2006 and 2005.

      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. We will adopt the new accounting provisions effective February 1, 2006. We do not expect the adoption of SFAS 154 to have a material effect on our financial position, results of operations or cash flows.

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
      The Corporate category includes corporate level expenses not allocated to our operating segments or the Other category. Inter-segment sales are excluded from net sales presented for each segment and the Other category. Operating income for each segment and the Other category includes certain corporate expense allocations for corporate overhead expenses, employee benefits, data processing expenses and insurance. These allocations are based on a standard rate determined by management.
      The following tables present net sales and other financial information by segment for the three and nine months ended October 31, 2005 and October 29, 2004, respectively (in millions):

					Depreciation and
	Net Sales		Operating Income		Amortization

	Three Months Ended		Three Months Ended		Three Months Ended

	October 31,	October 29,	October 31,	October 29,	October 31,	October 29,
	2005	2004	2005	2004	2005	2004

Water & Sewer	$416.8	$327.9	$26.0	$16.3	$0.9	$1.0
Plumbing/HVAC	294.4	276.1	4.3	4.5	1.3	1.3
Utilities	259.8	118.0	12.2	6.0	1.5	0.3
MRO	139.0	116.2	11.6	9.7	1.1	1.1
Electrical	129.3	119.6	5.0	2.1	0.1	0.1
Industrial PVF	116.9	96.7	14.8	15.1	0.2	0.2
Building Materials	81.7	65.2	5.2	5.5	0.2	0.2
Other	55.6	47.8	3.1	2.1	0.1	0.1
Corporate(1)	—	—	(1.3)	—	3.4	2.3

Total	$1,493.5	$1,167.5	$80.9	$61.3	$8.8	$6.6

					Depreciation and
	Net Sales		Operating Income		Amortization

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	October 31,	October 29,	October 31,	October 29,	October 31,	October 29,
	2005	2004	2005	2004	2005	2004

Water & Sewer	$1,086.7	$922.7	$57.2	$45.3	$2.6	$2.7
Plumbing/HVAC	858.0	758.7	14.9	17.6	3.9	3.4
Utilities	665.0	326.8	27.6	13.3	4.0	0.9
MRO	368.2	349.5	30.2	30.5	3.1	3.4
Electrical	361.6	348.3	11.5	8.3	0.4	0.5
Industrial PVF	347.1	265.0	48.9	38.9	0.5	0.5
Building Materials	224.5	190.1	15.6	16.9	0.6	0.6
Other	155.1	142.3	6.8	11.3	0.3	0.4
Corporate(1)	—	—	1.7	0.3	9.5	6.9

Total	$4,066.2	$3,303.4	$214.4	$182.4	$24.9	$19.3

(1)	The $1.7 million of operating income in the Corporate category during the first nine months of fiscal year 2006 primarily related to gains from the sale of surplus properties (Note 9) partially offset by additional tax and tax-related items; an environmental liability associated with the anticipated remediation of chlorinated hydrocarbons discovered at one of our branches (Note 8); and a charitable donation for which we will receive a matching tax credit. The $1.3 million of operating losses in the Corporate category in the third quarter of fiscal year 2006 related to the additional tax and tax-related items and the charitable donation partly offset by gains from the sale of surplus properties. We recognized net gains from the sale of surplus properties totaling $2.3 million during the first nine months of fiscal year 2005, which were partly offset by a $1.3 million loss associated with a sale-leaseback transaction completed on April 30, 2004 for a portfolio of properties associated with 18 different branches. Prior to the second quarter of fiscal year 2005, all surplus property activity was allocated to our operating segments.
     The following tables include our investment in assets (accounts receivable less allowance for doubtful accounts, inventories and goodwill) and accounts payable for each segment as of October 31, 2005 and January 31, 2005 (in millions):

	As of October 31, 2005

	Accounts				Accounts
	Receivable	Inventories	Goodwill	Segment Assets	Payable

Water & Sewer	$266.3	$135.4	$112.2	$513.9	$211.5
Plumbing/HVAC	151.5	144.1	91.0	386.6	153.0
Utilities	104.7	116.4	161.9	383.0	105.3
MRO	65.4	66.1	273.0	404.5	54.0
Electrical	76.6	41.7	9.0	127.3	61.1
Industrial PVF	57.3	154.8	56.4	268.5	46.3
Building Materials	40.1	27.1	30.0	97.2	25.3
Other	35.3	22.2	30.4	87.9	25.9
Corporate	—	—	—	—	17.1

Total	$797.2	$707.8	$763.9	2,268.9	$699.5

Cash and cash equivalents				251.8
Deferred income taxes				34.2
Other current assets				81.5
Property and equipment, net				110.4
Other assets				160.7

Total Assets				$2,907.5

	As of January 31, 2005

	Accounts				Accounts
	Receivable	Inventories	Goodwill	Segment Assets	Payable

Water & Sewer	$193.8	$137.6	$112.2	$443.6	$137.4
Plumbing/HVAC	140.5	156.6	87.1	384.2	126.2
Utilities	62.0	84.8	123.4	270.2	53.9
MRO	50.8	49.0	273.0	372.8	40.8
Electrical	64.7	28.6	9.0	102.3	43.2
Industrial PVF	50.5	136.3	56.4	243.2	43.6
Building Materials	31.1	22.8	27.1	81.0	22.5
Other	31.9	18.2	30.4	80.5	15.6
Corporate	—	—	—	—	20.7

Total	$625.3	$633.9	$718.6	1,977.8	$503.9

Cash and cash equivalents				213.2
Deferred income taxes				25.1
Other current assets				89.0
Property and equipment, net				92.8
Other assets				132.4

Total Assets				$2,530.3

Note 3.	Goodwill and Intangible Assets
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
      The combined purchase price associated with the acquisitions of National and Ram Pipe consisted of $12.2 million of net cash paid for National and Ram Pipe’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $2.0 million, subject to finalization of working capital adjustments in accordance with the respective purchase agreements. The total cost of the acquisitions was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Goodwill, and other intangible assets recorded in connection with the transactions totaled $6.7 million and $2.2 million, respectively. Goodwill associated with the National acquisition is deductible for tax purposes. The goodwill and intangible assets associated with the National and Ram Pipe acquisitions were assigned entirely to our Building Materials and Plumbing/HVAC segments, respectively. The intangible assets are subject to amortization and consist primarily of shareholder relationships, corporate customer relationships, non-compete agreements, and employment agreements that are amortized on a straight-line basis over a weighted-average useful life of approximately 9.7 years. The purchase price allocations for these acquisitions have not been finalized because the post closing settlements have not been completed and our initial determinations of fair values assigned to intangible assets other than goodwill is ongoing. The purchase price allocations are, therefore, subject to change based upon continuing review. Pro forma results of operations reflecting these acquisitions have not been presented because the results of operations of National and Ram Pipe are not material to our consolidated results of operations on either an individual or aggregate basis.
      On August 29, 2005, we completed the acquisition of TVESCO, Inc. (“TVESCO”), which distributes transmission and distribution (“T&D”) and electrical commercial and industrial (“C&I”) products to municipal utility, electric cooperative utility and contractor customers through 14 branches in five southeastern states. The acquisition of TVESCO further strengthens the geographic footprint of our Utilities business by expanding it into the Tennessee Valley region and is aligned with our growth strategy of investing in businesses that expand our national footprint and reduce business cyclicality.
      The purchase price associated with the acquisition of TVESCO consisted of $65.0 million of net cash paid for TVESCO’s net assets along with the assumption of accounts payable, accrued and other liabilities, which collectively totaled $16.9 million, subject to finalization of working capital adjustments in accordance with the purchase agreement. Additionally, approximately $6.5 million has been accrued as of October 31, 2005 relating to a tax election under section 338(h)(10) of the Internal Revenue Code associated with our acquisition of TVESCO. The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with SFAS 141. Goodwill, all of which is deductible for tax purposes, and other intangible assets recorded in connection with the transaction totaled $37.4 million and $18.1 million, respectively. The goodwill and intangible assets associated with the TVESCO acquisition were assigned entirely to our Utilities segment. The intangible assets are subject to amortization and consist primarily of corporate customer relationships, employment agreements, and non-compete agreements that are amortized on a straight-line basis over a weighted-average useful life of approximately 8.3 years. The purchase price allocation for this acquisition has not been finalized because the post closing settlements have not been completed and our initial determinations of fair values assigned to intangible assets other than goodwill is ongoing. The purchase price allocation is, therefore, subject to change based upon continuing review. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of TVESCO are not material to our consolidated results of operations.
      During the first nine months of fiscal year 2006, we finalized working capital adjustments associated with our acquisitions of Todd Pipe and Supply (“Todd Pipe”) and Southwest Power, Inc. and Western States Electric, Inc. and their subsidiary entities (collectively referred to as “SWP/ WSE”). Todd Pipe was acquired on May 28, 2004 and is included in our Plumbing/ HVAC segment. SWP/ WSE was acquired on November 1, 2004 and is included in our Utilities segment.
      A summary of the changes in the carrying amount of goodwill by reportable segment during the nine months ended October 31, 2005 was as follows (in millions):

	Water &	Plumbing/				Industrial	Building
	Sewer	HVAC	Utilities	MRO	Electrical	PVF	Materials	Other	Total

Balance at January 31, 2005	$112.2	$87.1	$123.4	$273.0	$9.0	$56.4	$27.1	$30.4	$718.6
Goodwill acquired	—	3.8	37.4	—	—	—	2.9	—	44.1
Finalization of purchase accounting	—	0.4	1.1	—	—	—	—	—	1.5
Other	—	(0.3)	—	—	—	—	—	—	(0.3)

Balance at October 31, 2005	$112.2	$91.0	$161.9	$273.0	$9.0	$56.4	$30.0	$30.4	$763.9

      As of October 31, 2005 and January 31, 2005, our intangible assets, included in other assets, were classified as follows (in millions):

	As of October 31, 2005			As of January 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net

Amortized intangible assets
Acquired customer contracts	$56.8	$(7.8)	$49.0	$56.8	$(4.7)	$52.1
Corporate customer relationships	32.0	(1.9)	30.1	15.2	(0.8)	14.4
Non-compete/employment agreements	10.1	(4.5)	5.6	8.3	(2.0)	6.3
Shareholder relationships	5.9	(0.8)	5.1	4.2	(0.3)	3.9

Total amortized	104.8	(15.0)	89.8	84.5	(7.8)	76.7
Unamortized intangible assets
Private label tradenames	5.9	—	5.9	5.9	—	5.9

Total intangible assets	$110.7	$(15.0)	$95.7	$90.4	$(7.8)	$82.6

      Amortization expense for amortized intangible assets totaled $2.6 million and $7.2 million for the three months and nine months ended October 31, 2005, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the three months ending January 31, 2006 and future fiscal years is as follows (in millions):

	Three Months
	Ending	Fiscal Years Ending January 31,
	January 31,
	2006	2007	2008	2009	2010	Thereafter

Amortization expense	$2.7	$10.2	$8.9	$8.3	$8.2	$57.4

Note 4.	Branch Closures and Consolidation Activities
      As more fully disclosed in Note 6 to the consolidated financial statements in our fiscal year 2005 Annual Report, we approved plans to close and consolidate certain branches that did not strategically fit into our core businesses and/or did not perform to our expectations. The liability balance, included in other current liabilities, incurred related to these activities as of October 31, 2005 and January 31, 2005 was as follows (in millions):

	October 31,	January 31,
	2005	2005

Beginning balance	$2.9	$4.1
Provision	0.7	1.7
Lease payments	(1.5)	(2.9)
Other	(0.7)	—

Ending balance	$1.4	$2.9

Note 5.	Long-Term Debt
      Long-term debt as of October 31, 2005 and January 31, 2005 consisted of the following (in millions):

	October 31,	January 31,
	2005	2005

8.27% senior notes, due 2005	$5.6	$5.6
8.42% senior notes, due 2007	61.8	61.8
7.96% senior notes, due 2011	56.0	60.7
7.14% senior notes, due 2012	26.7	28.6
7.19% senior notes, due 2012	40.0	40.0
6.74% senior notes, due 2013	38.1	40.5
5.50% senior notes, due 2014	300.0	300.0
Fair value hedge carrying value adjustment	1.7	1.4
Other notes payable with varying interest rates of 2.1% to 6.9% at October 31, 2005, with due dates from 2005 to 2014	8.6	8.7

Total debt	538.5	547.3
Less discount on debt issuance	(1.4)	(1.6)

Total debt less discount	537.1	545.7
Less current portion	(48.2)	(45.2)

Total long-term debt	$488.9	$500.5

      As of October 31, 2005, we were in compliance with all financial covenants.
      On October 12, 2004, we issued $300.0 million in original principal amount of 5.50% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet, net of a $1.4 million and $1.6 million discount as of October 31, 2005 and January 31, 2005, respectively. On May 10, 2005, we filed an exchange offer registration statement with the SEC on Form S-4 to exchange the notes for a new issue of substantially identical notes registered under the Securities Act. On July 21, 2005 the SEC declared our registration effective, and on July 22, 2005, we announced the commencement of the exchange offer. Subsequently, on August 22, 2005, all of the original notes were tendered for the registered new notes, which are guaranteed by substantially all of our subsidiaries. Separate financial statements of the subsidiary guarantors are not provided because our parent company (issuer of the notes) has no independent assets or operations and the subsidiary guarantees are full and unconditional and joint and several. There are no significant restrictions on our parent company or subsidiaries’ ability to obtain funds from our subsidiaries by dividend or loan. Additionally, any of our subsidiaries not guaranteeing the note issuance are minor (i.e., represent less than 3% of total consolidated assets, shareholders’ equity, net sales, income before income taxes and cash flows from operating activities).
      On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts were designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). We settled the interest rate swap contracts during the second quarter of fiscal year 2006, receiving approximately $1.8 million in cash. The corresponding fair value hedge carrying value adjustment of $1.8 million was recognized during the second quarter of fiscal year 2006 as a component of debt and is being amortized on a straight-line basis as a favorable adjustment to interest expense over the same period in which the related interest costs on the

$300.0 million notes are recognized in earnings. Approximately $0.2 million of the fair value hedge carrying value adjustment will be recognized as an adjustment to interest expense during the next twelve months.

Note 6.	Comprehensive Income
      Total comprehensive income, net of tax, was as follows (in millions):

	Three Months Ended		Nine Months Ended

	October 31,	October 29,	October 31,	October 29,
	2005	2004	2005	2004

Net income	$45.7	$33.8	$118.9	$103.0
Other comprehensive income:
Net change in cash flow hedge — treasury lock	(0.1)	2.0	(0.2)	2.0

Total comprehensive income, net of tax	$45.6	$35.8	$118.7	$105.0

      Accumulated other comprehensive income, net of tax, totaled $1.8 million as of October 31, 2005, and consisted of the net unrealized gain associated with the settlement of our ten-year treasury rate lock contract on October 5, 2004. Approximately $0.3 million of the gain will be recognized in earnings as an adjustment to interest expense during the next twelve months.

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

	Three Months Ended		Nine Months Ended

	October 31,	October 29,	October 31,	October 29,
	2005	2004	2005	2004

Basic weighted-average shares outstanding	64.7	61.1	64.6	60.3
Incremental shares resulting from:
Stock options	0.7	0.9	0.8	0.9
Restricted stock	1.4	1.0	1.3	1.0

Diluted weighted-average shares outstanding	66.8	63.0	66.7	62.2

      Excluded from the above computations of diluted weighted-average shares outstanding during the nine months ended October 31, 2005 were options to purchase 382,240 shares of common stock at an average exercise price of $30.63 because their effect would have been anti-dilutive. Excluded from the above computations of diluted weighted-average shares outstanding for the three and nine months ended October 29, 2004 were 52,000 unvested shares of restricted stock at an average grant price of $30.88 because their effect would have been anti-dilutive. All outstanding restricted stock as of October 31, 2005 and stock options as of October 29, 2004 were dilutive and, therefore, included in the computation of diluted weighted-average shares outstanding for the three and nine months ended.

Note 8.	Commitments and Contingencies

Legal Matters
      We are involved in various legal proceedings arising in the normal course of our business. In our opinion, none of the proceedings that have not been disclosed or recognized in our consolidated financial statements are material in relation to our consolidated operations, cash flows, or financial position.

      In 1979, we acquired property to support a branch in our Electrical business. Small traces of chlorinated hydrocarbons (“hydrocarbons”) were discovered in limited soil samples. Subsequent testing of the soil revealed larger amounts of hydrocarbons that now require remediation. We currently estimate the amount of remediation to range from $1.0 million to $2.3 million, with no amount in that range being a better estimate than any other amount in that range. We are currently evaluating all available recourse related to the cost of the cleanup, and believe the previous owners caused the contamination. As it is not currently probable that we will be successful in recovering amounts from other third parties, including the previous owners and any insurance carriers, we have accrued a $1.0 million liability as of October 31, 2005 for environmental remediation, of which approximately $0.2 million relates to capitalizable equipment to be used to improve the safety of the property over its original condition.
      Based on currently available information and analysis, we believe it is still possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of October 31, 2005. There can be no assurance that activities identified in the future will not result in additional investigations or remedial actions being required.

Note 9.	Supplemental Cash Flows Information
      Additional supplemental information related to the accompanying consolidated statements of cash flows was as follows (in millions):

	Nine Months Ended

	October 31,	October 29,
	2005	2004

Income taxes paid, net	$13.6	$33.5
Interest paid	25.7	14.3
Income tax benefit of stock options exercised	1.0	2.5
Debt paid with sale-leaseback proceeds (non-cash activity)	—	23.0
Assets acquired with debt (non-cash activity)	—	1.5
      On October 28, 2005 our Board of Directors declared a quarterly cash dividend of $0.09 per share that was paid on November 17, 2005 to shareholders of record on November 7, 2005. Dividends declared but not paid totaled $6.0 million and $4.3 million at October 31, 2005 and October 29, 2004, respectively.
      During the first nine months of fiscal year 2006, net gains totaling approximately $5.1 million were recognized on the sale of surplus properties, for which we received approximately $7.7 million of net cash proceeds. During the first nine months of fiscal year 2005, proceeds from the sale of property and equipment consisted primarily of $32.7 million of net cash received from the sale-leaseback of a portfolio of properties associated with 18 different branches that were leased back pursuant to 15-year minimum term operating leases. All of the resulting leases qualified for operating lease treatment.

      The assets acquired and liabilities assumed associated with our acquisitions during the nine months ended October 31, 2005 (Note 3) and October 29, 2004 (Standard Wholesale Supply Company and Todd Pipe) are summarized below:

	Nine Months Ended

	October 31,	October 29,
	2005	2004

Accounts receivable	$21.3	$49.8
Inventories	12.1	33.3
Property and equipment	1.1	5.1
Goodwill	44.1	43.4
Intangible assets	20.3	17.0
Other assets	3.7	5.1

Assets acquired	102.6	153.7
Accounts payable and accrued liabilities	(14.8)	(38.7)
Other liabilities	(10.6)	(13.6)

Liabilities assumed	(25.4)	(52.3)

Cash purchase price, net of cash acquired	$77.2	$101.4

      During the nine months ended October 31, 2005, additional payments totaling approximately $5.3 million were made relating to a tax election under section 338(h)(10) of the Internal Revenue Code associated with our acquisition of SWP/WSE.

Note 10.	Stock-Based Compensation
Stock Plans
      The Amended 2005 Executive Stock Plan (the “2005 Stock Plan”) is our only active stock plan at October 31, 2005. The Amended and Restated 1997 Executive Stock Plan (the “1997 Stock Plan”), established to grant both incentive and non-incentive stock options to key employees, was replaced by the 2005 Stock Plan effective May 19, 2005, and no further shares are expected to be issued under the 1997 Stock Plan. The 2005 Stock Plan authorizes the Compensation Committee of the Board of Directors (the “Compensation Committee”) to grant key employees and non-employee directors options to purchase stock, grants of stock appreciation rights (“SAR”) and grants of restricted stock, including performance-based restricted stock, for an aggregate of 2.2 million shares of common stock. Under certain conditions the President and Chief Executive Officer is also authorized to make stock grants to key employees. Incentive stock options (“ISO”) are granted at prices not less than the market value on the date of grant, and non-incentive stock options are issued by the Compensation Committee, which is authorized to establish any option price at its sole discretion. The maximum term of an ISO may not exceed ten years; however, if the ISO is issued to a key employee who owns 10% or more of our stock, the maximum term of an option may not exceed five years.
      An option becomes exercisable at such times and in such installments as set forth by the Compensation Committee. Under the 2005 Stock Plan, a key employee or non-employee director may be granted one or more options, or one or more SAR, or one or more options and SAR in any combination which, individually or in the aggregate, relate to no more than 250,000 shares of stock in any calendar year. Additionally, no more than 250,000 shares of performance-based restricted stock may be granted to a key employee or non-employee director in any calendar year. These shares are subject to certain transfer restrictions, and vesting may be dependent upon continued employment, the satisfaction of performance objectives, or both.

Restricted Stock
      Performance-based shares: Performance-based shares are used as an incentive to increase shareholder returns with actual awards based on various criteria, including increases in the price of our common shares, earnings per share, shareholder value, and net income. Compensation expense for the number of shares issued is recognized over the vesting period.
      During the first quarter of fiscal year 2006, the Compensation Committee authorized the grant of 145,288 performance-based restricted stock grants under the 1997 Stock Plan. Subsequently, during the second and third quarters of fiscal year 2006, the Compensation Committee authorized the grant of an additional 60,622 and 5,025 performance-based restricted stock grants, respectively, under the 2005 Stock Plan. The aggregate amount of performance-based restricted stock issued during the first nine months of fiscal year 2006 totaled 210,935. These performance-based restricted stock grants provide for graded vesting only if a comparison of our total shareholder return equals or exceeds the cumulative total shareholder return of the Standard & Poor’s 500 Composite Stock Index (the “S&P index”) over a three-year period ending March 1, 2008. The market value of the performance-based restricted shares awarded during the first nine months of fiscal year 2006, which is based on the number of shares expected to ultimately vest in light of our performance against the S&P index and our stock price, totaled $4.2 million and was recorded as unearned compensation, a component of shareholders’ equity. A portion of the unearned compensation is expensed each reporting period based on the vesting period. The expense associated with these performance-based shares could be adjusted should it either become unlikely that the expected number of shares will vest or if future estimates indicate that a greater number of shares will vest, respectively.
      Non-performance based shares: During the first quarter of fiscal year 2006, the Compensation Committee authorized the grant of 19,000 non-performance based restricted stock grants under the 1997 Stock Plan. Subsequently, during the second quarter of fiscal year 2006, the Compensation Committee authorized the grant of an additional 157,500 shares of non-performance based restricted stock under the 2005 Stock Plan. The market value of the non-performance based restricted shares awarded during the first nine months of fiscal year 2006 totaled $4.9 million, was recorded as unearned compensation, and is being charged to expense over five year vesting periods from the date of the grants.
      During the second quarter of fiscal year 2006, we also awarded 14,400 restricted shares to non-employee directors that immediately vested under the 2005 Stock Plan. The market value of these shares totaled $0.4 million and was recognized in our consolidated results of operations during the second quarter of fiscal year 2006.
      During the first nine months of fiscal year 2006, we cancelled 25,710 restricted shares previously granted, with market values at the date of grant of $0.5 million according to the provisions of the grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist the reader in better understanding and evaluating our business and results of operations. This information is a discussion and analysis of certain significant factors that have affected our results of operations for the three and nine months ended October 31, 2005 and October 29, 2004, and our financial condition as of October 31, 2005. MD&A should be read in conjunction with our consolidated financial statements and the notes thereto contained herein and in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended January 31, 2005.
Forward-Looking Statements
      Certain statements made by us or incorporated by reference in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by such sections. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “may,” “will,” “should,” “plan,” “intend,” “project,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, our expectations may not prove to be correct. Actual results or events may differ significantly from those indicated in our forward-looking statements as a result of various important factors. These factors are discussed under the caption “Item 1. Business — Risk Factors” in our Annual Report for the fiscal year ended January 31, 2005. In addition, actual results or events may be impacted by the results of the review of strategic alternatives by the Special Committee of the Board of Directors as announced on October 31, 2005, the disruption of normal management and business operations as a result of Special Committee activities, and reliance on key personnel who may separate from the Company due to general attrition or due to additional uncertainties created by Special Committee activities. All forward-looking statements are qualified by and should be read in conjunction with those risk factors. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Business
      Founded in 1928, we are one of the largest diversified wholesale distributors of construction, repair and maintenance-related products in the United States. We distribute over 350,000 products to more than 100,000 customers through over 500 branches located in 40 states, as well as one branch located in Canada. Our principal customers include water and sewer, plumbing, electrical, and mechanical contractors; public utilities; municipalities; property management companies; and industrial companies. Although we have a national presence, we operate principally in the southeastern and southwestern United States. Our fiscal year ends on January 31, with our quarterly periods ending on the last calendar day of each quarter. Prior to fiscal year 2005, our fiscal years were 52- or 53- week periods ending on the last Friday in January. During fiscal year 2005 and prior, our quarterly periods were 13- or 14- week periods ending on the last Friday of the quarter.
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
      The Corporate category includes corporate level expenses not allocated to our operating segments or the Other category. Inter-segment sales are excluded from net sales presented for each segment and the Other category. Operating income for each segment and the Other category includes certain corporate expense allocations for corporate overhead expenses, employee benefits, data processing expenses and insurance. These allocations are based on a standard rate determined by management.
Results of Operations
Overview
      Net sales increased 27.9% to $1,493.5 million in the third quarter of fiscal year 2006, compared to $1,167.5 million reported in the same period last year, with $127.0 million of the increase relating to the impact from the acquisitions of Southwest Power, Inc./Western States Electric, Inc. (“SWP/WSE”), TVESCO, Inc. (“TVESCO”), National Construction Products, Inc. (“National”), and Ram Pipe and Supply, Inc. (“Ram Pipe”). Organic sales increased 16.7%, with positive growth reported by all of our segments. A higher average cost of inventories sold and a change in business mix contributed to a 160 basis point reduction in our overall gross margin ratio to net sales to 21.9%, compared to the same period in the prior year. The decrease in the gross margin ratio to net sales was partly offset by a 170 basis point reduction in operating expenses as a percentage of net sales due primarily to leverage obtained from higher net sales, productivity improvements (including lower corporate costs), a moderation in expense investment spending, and business mix. Net income increased $11.9 million or 35.2% in the third quarter of fiscal year 2006 to $45.7 million, as compared to the prior year’s third quarter net income of $33.8 million. Diluted earnings per share in the third quarter of fiscal year 2006 totaled $0.68 on 66.8 million weighted-average shares outstanding, compared to $0.54 per diluted share reported in the prior year on 63.0 million weighted-average shares outstanding. The increase of 3.8 million weighted-average shares outstanding was primarily the result of our equity offering in October 2004, at which time an additional 4.0 million shares were issued.
      Net sales increased 23.1% to $4,066.2 million in the first nine months of fiscal year 2006, compared to $3,303.4 million reported in the same period last year, with $403.4 million of the increase relating to the impact from the acquisitions of SWP/WSE, Todd Pipe & Supply (“Todd Pipe”), Standard Wholesale Supply Company (“Standard”), TVESCO, National, and Ram Pipe. Organic sales increased 11.4%, with positive growth reported by all of our segments. A higher average cost of inventories sold and a change in business mix contributed to a 180 basis point reduction in our overall gross margin ratio to net sales to 22.0%, compared to the same period in the prior year. The decrease in the gross margin ratio to net sales was partly offset by a 160 basis point reduction in operating expenses as a percentage of net sales due primarily to the leverage obtained from higher net sales, productivity improvements (including lower corporate costs), a moderation in expense investment spending, business mix, and net gains from the sale of surplus property. Net income in the first nine months of fiscal year 2006 totaled $118.9 million, a $15.9 million or 15.4% increase compared to the prior year’s first nine months net income of $103.0 million. Diluted earnings per share in the first nine months of fiscal year 2006 totaled $1.78 on 66.7 million weighted-average shares outstanding, compared to $1.65 per diluted share reported in the prior year on 62.2 million weighted-average shares outstanding. The increase of 4.5 million weighted-average shares outstanding was primarily the result of our equity offering in October 2004.
      On October 31, 2005, the Company announced the formation of a special committee of the Board of Directors (the “Committee”) to explore strategic alternatives. The Committee has retained Lehman Brothers as its financial advisors, and Weil, Gotshal & Manges, LLP as its legal advisors. There can be no assurance that the Company will enter into or consummate any transaction, or as to the terms or timing thereof. The Company does not expect to make any announcement until the Committee completes its process, either upon the Board’s approval of a definitive transaction, or a determination not to approve a transaction at this time.

Net Sales
      Net sales are affected by numerous factors, including, but not limited to, changes in demand, seasonality, weather, commodity pricing, competition, and construction cycles. The following table presents the major components of our consolidated net sales in the third quarter and first nine months of fiscal years 2006 and 2005 (dollars in millions):

	Three Months Ended			Nine Months Ended

	October 31,	October 29,	Percentage	October 31,	October 29,	Percentage
	2005	2004	Variance	2005	2004	Variance

Existing sales base	$1,355.2	$1,153.8	17.5%	$3,639.3	$3,245.5	12.1%
Branch openings	10.5	—		17.5	—
Branch closures	0.8	11.4		3.7	49.0
Acquisitions	140.8	126.8		501.0	442.8

Organic sales(1)	1,507.3	1,292.0	16.7%	4,161.5	3,737.3	11.4%
Excluded (divested) branches (2)	—	2.3		2.3	8.9
Less: Pre-acquisition pro forma sales	(13.8)	(126.8)		(97.6)	(442.8)

Reported net sales	$1,493.5	$1,167.5	27.9%	$4,066.2	$3,303.4	23.1%

(1)	Organic sales is a non-gaap financial measure used by management to assess the sales performance associated with branches we have had during each of the last two years (i.e., existing sales base), branches we have opened or closed within the last two years, and branches we have acquired during the last two years. Branches of any divested business are excluded from our calculation. For comparative purposes, prior period sales are reported on a pro forma basis to include pre-acquisition sales activity. We believe this methodology reflects the current sales performance of all of our branches, including those newly acquired.

(2)	During the second quarter of fiscal year 2006, we sold the assets associated with both a branch in our Other category (Mechanical product line) and a branch in our Utilities segment for a combined total of approximately $1.6 million, respectively. Additionally, during the third quarter of fiscal year 2005, we sold a business within our MRO segment for $2.6 million, which resulted in a gain of approximately $0.1 million. These businesses were sold because they were not core operations. As a result, the related third quarter sales of $2.3 million for fiscal year 2005, and $2.3 million and $8.9 million for the first nine months of fiscal years 2006 and 2005, respectively, have been excluded from our organic sales.
     Net sales in the third quarter of fiscal year 2006 totaled $1,493.5 million, an increase of $326.0 million or 27.9%, compared to the prior year’s third quarter net sales of $1,167.5 million. Organic sales increased by $215.3 million or 16.7%, with positive growth reported by all of our segments. The increase in net sales included approximately $127.0 million from our acquisitions completed during the past year including SWP/WSE (completed in the fourth quarter of fiscal year 2005), TVESCO (completed in the third quarter of fiscal year 2006), National (completed in the second quarter of fiscal year 2006) and Ram Pipe (completed in the second quarter of fiscal year 2006). The remaining increase in net sales was primarily due to continued strength in commercial, residential, industrial and infrastructure end markets; project-related activity from large industrial and engineering customers in the petrochemical, power, and oil markets; hurricane recovery projects; and higher commodity prices primarily in PVC and copper based products.
      Net sales in the first nine months of fiscal year 2006 totaled $4,066.2 million, an increase of $762.8 million or 23.1%, compared to the prior year’s first nine months net sales of $3,303.4 million. Organic sales increased by $424.2 million or 11.4%, with positive growth reported by all of our segments. The increase in net sales included approximately $403.4 million from our acquisitions of SWP/WSE, Todd Pipe, TVESCO, Standard, National, and Ram Pipe. The remaining increase in net sales was primarily due to continued strength across the commercial, residential, industrial and infrastructure end markets. Price changes for commodity-based products were mixed, resulting in a modest price impact to our total reported net sales during the first nine months of fiscal year 2006.

Gross Margin
      Gross margin is affected by numerous factors, including, but not limited to product mix changes, commodity pricing, competition, vendor rebates and direct shipments compared to stock sales. Gross margin and gross margin ratio to net sales in the third quarter and first nine months of fiscal years 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended
			Percentage and
	October 31,	October 29,	Basis Point
	2005	2004	Variance

Gross margin	$327.6	$273.9	19.6%
Gross margin ratio to net sales	21.9%	23.5%	(160)

	Nine Months Ended
			Percentage and
	October 31,	October 29,	Basis Point
	2005	2004	Variance

Gross margin	$894.7	$786.1	13.8%
Gross margin ratio to net sales	22.0%	23.8%	(180)
      Gross margin ratio to net sales totaled 21.9% and 23.5% in the third quarter of fiscal years 2006 and 2005, respectively, and 22.0% and 23.8% in the first nine months of fiscal years 2006 and 2005, respectively. The decreases were mainly attributable to higher product costs and business mix. The higher product costs were primarily the result of the favorable impact in the prior year periods of higher selling prices resulting from a steep increase in commodity prices while the commensurate increase in product costs was not incurred until the inventory was replaced in subsequent months. Approximately 70 basis points of the gross margin decrease during the third quarter of fiscal year 2006 was due to a greater mix of our Utilities business, which carries a lower gross margin, but also lower expenses, as a result of the SWP/WSE and TVESCO acquisitions. The Utilities business comprised 17.4% and 10.1% of our net sales during the third quarter of fiscal years 2006 and 2005, respectively, and 16.4% and 9.9% of our net sales during the first nine months of fiscal years 2006 and 2005, respectively. Partially offsetting these negative impacts were improved purchasing leverage as well as favorable PVC and copper pricing in fiscal year 2006.
Operating Expenses
      Operating expenses and percentage of net sales for the third quarter and first nine months of fiscal years 2006 and 2005 were as follows (dollars in millions):

	Operating Expenses			Percentage of Net Sales

	Three Months Ended			Three Months Ended

	October 31,	October 29,	Percentage	October 31,	October 29,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Personnel expenses	$157.0	$137.6	14.1%	10.5%	11.8%	(130)
Other selling, general and administrative expenses	80.9	68.4	18.3%	5.4%	5.8%	(40)
Depreciation and amortization	8.8	6.6	33.3%	0.6%	0.6%	—

Total	$246.7	$212.6	16.0%	16.5%	18.2%	(170)

	Operating Expenses			Percentage of Net Sales

	Nine Months Ended			Nine Months Ended

	October 31,	October 29,	Percentage	October 31,	October 29,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Personnel expenses	$438.1	$388.9	12.7%	10.8%	11.8%	(100)
Other selling, general and administrative expenses	217.3	195.5	11.2%	5.3%	5.9%	(60)
Depreciation and amortization	24.9	19.3	29.0%	0.6%	0.6%	—

Total	$680.3	$603.7	12.7%	16.7%	18.3%	(160)

      Personnel expenses during the third quarter of fiscal year 2006 increased by $19.4 million or 14.1% compared to the third quarter of fiscal year 2005. Of the $19.4 million increase, approximately $5.4 million was the result of the SWP/WSE and TVESCO acquisitions. Our workforce increased by approximately 5%, from approximately 9,100 employees at October 29, 2004 to approximately 9,600 employees at October 31, 2005, primarily as a result of acquisitions. Excluding the impact of these acquisitions, our workforce increased by approximately 1% compared to the prior year’s third quarter. The $14.0 million or 10.2% increase in personnel expenses during the third quarter of fiscal year 2006, excluding the impact of the acquisitions, was primarily the result of a $6.7 million or 8.6% increase in salaries and wages as a result of the increase in headcount (which included a number of key management additions) as well as normal annual increases; a $3.2 million increase in commissions driven by the increase in net sales over the prior year quarter; a $1.9 million increase in temporary labor and overtime primarily related to increased sales, systems conversions to the Hughes Unified platform and various branch relocations; a $1.3 million increase in training expenses related to system conversions; and a $0.6 million increase in additional restricted stock amortization associated with fiscal year 2005 and fiscal year 2006 restricted stock grants. These increases were partially offset by a reduction in employee benefit expenses of $1.1 million primarily due to lower healthcare claims activity and a change in our healthcare provider effective January 1, 2005.
      As a percentage of net sales, personnel expenses were 10.8% and 11.8% during the first nine months of fiscal years 2006 and 2005, respectively, with $21.5 million of the $49.2 million increase in costs primarily relating to the SWP/WSE, Todd Pipe, Standard and TVESCO acquisitions. Personnel expenses during the first nine months of fiscal year 2006, excluding the impact of acquisitions, increased by $27.7 million primarily due to the factors identified in the analysis of the third quarter’s results.
      Other selling, general and administrative expenses increased $12.5 million or 18.3% compared to the third quarter of fiscal year 2005. The acquisitions of SWP/WSE and TVESCO accounted for $2.1 million of the increase. Excluding the impact of these acquisitions, other selling, general and administrative expenses increased $10.4 million or 15.2%, primarily as a result of a $3.9 million increase in fuel and freight costs due to increased prices and sales volume; $2.3 million of additional tax and tax-related items; a $1.4 million increase in equipment and vehicle rent primarily attributable to an increase in our leased fleet; a $1.3 million increase in professional fees related to various facilities management, credit reporting improvements and strategic initiatives; $0.8 million of additional charitable donations for which we will receive a matching tax credit; and other increases that were consistent with the 27.9% increase in net sales. These increases in other selling, general and administrative costs were partially offset by $1.8 million of additional net gains from the sale of surplus property as compared to the prior year.
      Other selling, general and administrative expenses increased $21.8 million or 11.2% compared to the first nine months of fiscal year 2005, primarily related to the SWP/WSE, Todd Pipe, Standard and TVESCO acquisitions, which collectively added $8.5 million of other selling, general and administrative expenses. Excluding the impact of these acquisitions, other selling, general and administrative expenses increased $13.3 million or 6.8% during the first nine months of fiscal year 2006 primarily due to a $6.8 million increase in fuel and freight costs driven by increased prices and sales volume; a $3.2 million increase in equipment and vehicle rent attributable to an increase in our leased fleet; a $2.8 million increase in building rents due in part to the sale-leaseback transactions completed in April and December of fiscal year 2005; a $2.7 million increase in professional fees related to various facilities management, credit reporting improvements and strategic initiatives; an $0.8 million environmental charge associated with the anticipated remediation of chlorinated hydrocarbons discovered at one of our branches; and other increases that were consistent with the 23.1% increase in net sales. These increases in other selling, general and administrative costs were partially offset by $4.3 million associated with additional net gains from the sale of surplus property compared to the prior year and losses from the sale-leaseback transactions completed during the first quarter of fiscal year 2005; and a $2.7 million decrease in marketing expenses primarily as a result of expanded vendor involvement in our marketing promotions and events.
      The increase in depreciation and amortization of $2.2 million and $5.6 million during the third quarter and first nine months of fiscal year 2006 compared to the third quarter and first nine months of fiscal year

2005, respectively, was primarily a result of incremental amortization expense associated with the intangible assets related to the SWP/WSE, Todd Pipe, National, Ram Pipe and TVESCO acquisitions as well as increases associated with capitalized software amortization. As a percentage of net sales, depreciation and amortization expenses remained flat at 0.6% for the third quarter and first nine months of fiscal year 2006 and the comparable periods of fiscal year 2005.
      We are primarily a fixed cost business; consequently a percentage change in our net sales can have a greater percentage effect on our operating expense ratio. Operating expenses as a percentage of net sales decreased 170 basis points from 18.2% in the third quarter fiscal year 2005 to 16.5% in the third quarter of fiscal year 2006. For the first nine months of fiscal year 2006, operating expenses as a percentage of net sales decreased 160 basis points to 16.7% from 18.3% in the prior year’s period. These improvements were due primarily to the leverage obtained from higher net sales; productivity improvements (including lower corporate costs); a moderation in expense investment spending; business mix; and net gains from the sale of surplus property.
Operating Income
      Operating income is affected significantly by fluctuations in net sales as well as changes in business and product mix. Operating income for the third quarter and first nine months of fiscal years 2006 and 2005 was as follows (dollars in millions):

	Operating Income			Percentage of Net Sales

	Three Months Ended			Three Months Ended

	October 31,	October 29,	Percentage	October 31,	October 29,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Operating Income	$80.9	$61.3	32.0%	5.4%	5.3%	10

	Operating Income			Percentage of Net Sales

	Nine Months Ended			Nine Months Ended

	October 31,	October 29,	Percentage	October 31,	October 29,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Operating Income	$214.4	$182.4	17.5%	5.3%	5.5%	(20)
      Operating income during the third quarter of fiscal year 2006 totaled $80.9 million, increasing $19.6 million or 32.0% over last year’s strong third quarter. Operating income as a percentage of net sales increased 10 basis points during the third quarter of fiscal year 2006 due primarily to a 170 basis point reduction in operating expenses as a percentage of net sales resulting from the leverage obtained from higher net sales, productivity improvements (including lower corporate costs), a moderation in expense investment spending and business mix, offset by a 160 basis point reduction in our gross margin ratio to net sales resulting from a higher average cost of inventory sold, a change in business mix, and some selling price weakness.
      Operating income during the first nine months of fiscal year 2006 totaled $214.4 million, increasing $32.0 million or 17.5%, compared to the prior year’s first nine months operating income total of $182.4 million. Operating income as a percentage of net sales decreased 20 basis points during the first nine months of fiscal year 2006 due primarily to a 180 basis point reduction in our gross margin ratio to net sales, partially offset by a 160 basis point reduction in our operating expenses as a percentage of net sales, for reasons consistent with those identified in the analysis of the third quarter of fiscal year 2006.
Interest Expense
      Interest expense totaled $8.9 million and $7.8 million in the third quarter of fiscal years 2006 and 2005, respectively, and totaled $26.7 million and $21.6 million in the first nine months of fiscal years 2006 and 2005, respectively. Interest expense increased during the third quarter and first nine months of fiscal year 2006 primarily as a result of an 86 and 94 basis point increase in our weighted-average interest rates, respectively, partly offset by a decrease in our weighted-average outstanding debt balances of $44.4 million and $44.5 million during the third quarter and the first nine months of fiscal year 2006, respectively. The increases in our weighted-average interest rates were mainly attributable to our private placement of $300.0 million in original principal amount of 5.50% senior notes in October 2004, a portion of the proceeds from which were used to pay off amounts outstanding from lower cost variable borrowings under our revolving credit agreement.
Interest and Other Income
      Interest and other income totaled $2.2 million and $1.9 million in the third quarter of fiscal years 2006 and 2005, respectively, and $6.5 million and $5.2 million in the first nine months of fiscal years 2006 and 2005, respectively. The increase in the third quarter and the first nine months of fiscal year 2006 was mainly due to additional interest income resulting from an increased level of cash, primarily resulting from strong operating cash flow and our equity and debt offerings in October 2004.
Income Taxes
      Our effective tax rate was 38.4% and 39.0% in the third quarter of fiscal years 2006 and 2005, respectively, and 38.8% and 38.0% in the first nine months of fiscal years 2006 and 2005, respectively. The decrease in our effective tax rate during the quarter was attributable to an $0.8 million tax benefit related to a charitable donation. The increase in our effective tax rate during the first nine months of fiscal year 2006 was primarily attributable to a $1.7 million tax benefit realized in the first quarter of fiscal year 2005 related to federal income tax filing amendments associated with prior fiscal years. Our effective tax rate is expected to be approximately 39% for fiscal year 2006.
Segment Results
      Consolidated net sales and organic sales by segment in the third quarter and first nine months of fiscal years 2006 and 2005 were as follows (dollars in millions):

	Consolidated Net Sales			Organic Sales

	Three Months Ended			Three Months Ended

	October 31,	October 29,	Percentage	October 31,	October 29,	Percentage
	2005	2004	Variance	2005(1)	2004(2)	Variance

Water & Sewer	$416.8	$327.9	27.1%	$416.8	$327.9	27%
Plumbing/HVAC	294.4	276.1	6.6%	294.4	280.1	5%
Utilities	259.8	118.0	120.2%	273.6	238.6	15%
MRO	139.0	116.2	19.6%	139.0	116.2	20%
Electrical	129.3	119.6	8.1%	129.3	119.6	8%
Industrial	116.9	96.7	20.9%	116.9	96.7	21%
Building Materials	81.7	65.2	25.3%	81.7	67.4	21%
Other	55.6	47.8	16.3%	55.6	45.5	22%

Total	$1,493.5	$1,167.5	27.9%	$1,507.3	$1,292.0	17%

	Consolidated Net Sales			Organic Sales

	Nine Months Ended			Nine Months Ended

	October 31,	October 29,	Percentage	October 31,	October 29,	Percentage
	2005	2004	Variance	2005(1)	2004(2)	Variance

Water & Sewer	$1,086.7	$922.7	17.8%	$1,086.7	$942.8	15%
Plumbing/HVAC	858.0	758.7	13.1%	865.9	850.6	2%
Utilities	665.0	326.8	103.5%	751.3	651.1	15%
MRO	368.2	349.5	5.4%	368.2	346.7	6%
Electrical	361.6	348.3	3.8%	361.6	348.3	4%
Industrial	347.1	265.0	31.0%	347.1	265.0	31%
Building Materials	224.5	190.1	18.1%	226.8	196.6	15%
Other	155.1	142.3	9.0%	153.9	136.2	13%

Total	$4,066.2	$3,303.4	23.1%	$4,161.5	$3,737.3	11%

(1)	Organic sales during the third quarter of fiscal year 2006 include $13.8 million of pre-acquisition pro forma sales in the Utilities segment (TVESCO).

(2)	Organic sales during the third quarter of fiscal year 2005 includes $120.6 million, $4.0 million, and $2.2 million of pre-acquisition pro forma sales in the Utilities segment (SWP/WSE and TVESCO), the Plumbing/HVAC segment (Ram Pipe), and the Building Materials segment (National), respectively, and excludes $2.3 million of net sales associated with a divested business in the Mechanical product line within our Other category.

(3)	Organic sales for the first nine months of fiscal year 2006 includes $87.4 million, $7.9 million and $2.3 million of pre-acquisition pro forma sales in the Utilities segment (TVESCO), Plumbing/HVAC segment (Ram Pipe) and the Building Materials segment (National), respectively, and excludes $1.1 million and $1.2 million of net sales associated with a divested branch in our Utilities segment and a branch in the Mechanical product line within our Other category, respectively.

(4)	Organic sales during the first nine months of fiscal year 2005 includes $324.3 million, $91.9 million, $20.1 million and $6.5 million of pre-acquisition pro forma sales in the Utilities segment (SWP/WSE and TVESCO), Plumbing/HVAC segment (Todd Pipe and Ram Pipe), Water & Sewer segment (Standard), and the Building Materials segment (National), respectively, and excludes $2.8 million and $6.1 million of net sales associated with a divested business in our MRO segment and a branch in the Mechanical product line within our Other category, respectively.
     Operating income by segment and as a percentage of net sales for the third quarter and first nine months of fiscal years 2006 and 2005 were as follows (dollars in millions):

	Operating Income			Percentage of Net Sales

	Three Months Ended			Three Months Ended

	October 31,	October 29,	Percentage	October 31,	October 29,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Water & Sewer	$26.0	$16.3	59.5%	6.2%	5.0%	120
Plumbing/ HVAC	4.3	4.5	(4.4)%	1.5%	1.6%	(10)
Utilities	12.2	6.0	103.3%	4.7%	5.1%	(40)
MRO	11.6	9.7	19.6%	8.3%	8.3%	—
Electrical	5.0	2.1	138.1%	3.9%	1.8%	210
Industrial PVF	14.8	15.1	(2.0)%	12.7%	15.6%	(290)
Building Materials	5.2	5.5	(5.5)%	6.4%	8.4%	(200)
Other	3.1	2.1	47.6%	5.6%	4.4%	120
Corporate	(1.3)	—

Total	$80.9	$61.3	32.0%	5.4%	5.3%	10

	Operating Income			Percentage of Net Sales

	Nine Months Ended			Nine Months Ended

	October 31,	October 29,	Percentage	October 31,	October 29,	Basis Point
	2005	2004	Variance	2005	2004	Variance

Water & Sewer	$57.2	$45.3	26.3%	5.3%	4.9%	40
Plumbing/ HVAC	14.9	17.6	(15.3)%	1.7%	2.3%	(60)
Utilities	27.6	13.3	107.5%	4.2%	4.1%	10
MRO	30.2	30.5	(1.0)%	8.2%	8.7%	(50)
Electrical	11.5	8.3	38.6%	3.2%	2.4%	80
Industrial	48.9	38.9	25.7%	14.1%	14.7%	(60)
Building Materials	15.6	16.9	(7.7)%	6.9%	8.9%	(200)
Other	6.8	11.3	(39.8)%	4.4%	7.9%	(350)
Corporate	1.7	0.3

Total	$214.4	$182.4	17.5%	5.3%	5.5%	(20)

(1)	The $1.7 million of operating income in the Corporate category during the first nine months of fiscal year 2006 primarily related to gains from the sale of surplus properties partially offset by additional tax and tax-related items; an environmental liability associated with the anticipated remediation of chlorinated hydrocarbons discovered at one of our branches; and a charitable donation for which we will receive a matching tax credit. The $1.3 million of operating losses in the Corporate category in the third quarter of fiscal year 2006 related to the additional tax and tax-related items and the charitable donation partly offset by gains from the sale of surplus properties. We recognized net gains from the sale of surplus properties totaling $2.3 million during the first nine months of fiscal year 2005, which were partly offset by a $1.3 million loss associated with a sale-leaseback transaction completed on April 30, 2004 for a portfolio of properties associated with 18 different branches. Prior to the second quarter of fiscal year 2005, all surplus property activity was allocated to our operating segments.

     The following is a discussion of the factors impacting net sales and operating income for our operating segments:
Water & Sewer
      Net sales: Net sales in the third quarter of fiscal year 2006 totaled $416.8 million, an increase of $88.9 million or 27.1%, compared to the prior year’s third quarter net sales of $327.9 million. A higher volume of private and public infrastructure projects, particularly in Florida, Arizona, Texas and Georgia, and higher prices for PVC products drove the 27% organic growth rate during the third quarter of fiscal year 2006.
      Net sales for the first nine months of fiscal year 2006 totaled $1,086.7 million, an increase of $164.0 million or 17.8%. The increase included net sales of $25.2 million from the Standard acquisition completed in May 2004. Organic sales increased $143.9 million or 15% compared to the first nine months of fiscal year 2005 due primarily to strengthened demand for residential, commercial and municipal projects particularly in Florida, Arizona, Texas and Georgia and higher prices for PVC products.
      Operating Income: As a percentage of net sales, operating income increased to 6.2% and 5.3% in the third quarter and first nine months of fiscal year 2006 from 5.0% and 4.9% in the comparable prior year periods, respectively. The increases in operating income as a percentage of net sales were primarily the result of the leverage obtained from the net sales increase.
Plumbing/HVAC
      Net sales: Net sales in the third quarter of fiscal year 2006 totaled $294.4 million, an increase of $18.3 million or 6.6%, compared to the prior year’s third quarter net sales of $276.1 million. The acquisition of Ram Pipe contributed $4.2 million to net sales in the third quarter of fiscal year 2006. Organic sales increased by 5% due mainly to increased market penetration, particularly in the Carolinas, Florida and Colorado, as well as higher PVC and copper prices.
      Net sales in the first nine months of fiscal year 2006 totaled $858.0 million, an increase of $99.3 million or 13.1% compared to the prior year’s first nine months net sales total of $758.7 million. The acquisitions of Todd Pipe and Ram Pipe contributed $84.4 million and $5.2 million, respectively, to the net sales increase in the first nine months of fiscal year 2006. Organic sales increased 2% during the first nine months of fiscal year 2006 due to the increased market penetration in the third quarter of fiscal year 2006, partly offset by non-recurring large project work and competitive pricing pressures.
      Operating income: As a percentage of net sales, operating income decreased to 1.5% and 1.7% in the third quarter and first nine months of fiscal year 2006 from 1.6% and 2.3% in the comparable prior year periods, respectively. These decreases were directly attributable to declines in gross margin resulting from higher product costs and competitive pricing pressures in certain markets along with higher building rents, freight and fuel charges.
Utilities
      Net sales: Net sales in the third quarter of fiscal year 2006 totaled $259.8 million, an increase of $141.8 million or 120.2%, compared to the prior year third quarter net sales of $118.0 million. This increase included net sales of $89.4 million from the SWP/WSE acquisition completed in November 2004 and net sales of $30.1 million from the TVESCO acquisition completed in August 2005. The organic sales growth rate of 15% during the third quarter of fiscal year 2006 was driven primarily by expanded alliance contracts, hurricane recovery projects, higher meter sales, and increased project work across all regions, with particular strength in the Southeast, Texas, and Oklahoma markets.
      Net sales for the first nine months of fiscal year 2006 totaled $665.0 million, an increase of $338.2 million or 103.5%, compared to the net sales for the first nine months of fiscal year 2005 of $326.8 million. The increase included $256.6 million of net sales from the SWP/WSE acquisition and $30.1 million of net sales from the TVESCO acquisition. The organic sales growth rate of 15% during the first nine months of fiscal year 2006 was driven primarily by new and expanded alliance contracts with large electric utility companies, higher meter sales, and increased project work across all regions.
      Operating income: As a percentage of net sales, operating income decreased to 4.7% in the third quarter of fiscal year 2006 from 5.1% in the prior years’ third quarter. During the first nine months of fiscal year 2006, operating income as a percentage of net sales totaled 4.2% as compared to a ratio of 4.1% during the first nine months of fiscal year 2005. The 40 basis point decrease for the third quarter of fiscal year 2006 was primarily due to a higher level of lower margin direct sales.
MRO
      Net sales: Net sales in the third quarter of fiscal year 2006 totaled $139.0 million, an increase of $22.8 million or 19.6%, compared to the prior year’s third quarter total of $116.2 million. The organic sales growth of 20% was primarily attributable to an increase in HVAC equipment sales, and a higher level of renovation business, along with higher fabrication and window covering sales. Increased sales of appliances and water heaters also contributed to the organic sales growth, but resulted in lower margins during the quarter. The MRO segment also benefited from an improvement in occupancy rates in its largest apartment markets of Houston, Dallas and Atlanta, due to an influx of new tenants from the hurricane affected areas.
      Net sales in the first nine months of fiscal year 2006 totaled $368.2 million, an increase of $18.7 million or 5.4% compared to the prior year’s first nine months net sales total of $349.5 million. Organic sales increased $21.5 million or 6% compared to the first nine months of fiscal year 2005 amount, which excluded sales of $2.8 million from divested operations. The increase in organic sales was primarily driven by higher sales of appliances, water heaters and HVAC equipment, and improved occupancy rates partially offset by the impact of branch consolidations in overlapping markets.
      Operating income: As a percentage of net sales, operating income in the third quarter of fiscal year 2006 remained consistent with the 8.3% in the prior year’s third quarter. During the first nine months of fiscal year 2006, operating income as a percentage of net sales decreased to 8.2% compared to 8.7% during the prior year period. The 50 basis point decline during the first nine months of fiscal year 2006 was primarily driven by a change in sales mix with a greater proportion of lower margin product lines of appliances, water heaters, and HVAC equipment. These items contributed to the overall net sales growth, but a higher mix of these items as well as a very competitive pricing environment diluted the overall margin.
Electrical
      Net sales: Net sales in the third quarter of fiscal year 2006 totaled $129.3 million, an increase of $9.7 million or 8.1%, compared to the prior year’s third quarter total of $119.6 million. During the first nine months of fiscal year 2006, net sales totaled $361.6 million, an increase of $13.3 million or 3.8% compared to the prior year. Sales growth in the third quarter compared to the prior year period was favorably impacted by higher PVC and copper prices and hurricane recovery projects. Additionally impacting the first nine months of fiscal year 2006 compared to the prior year period was continued strength in commercial and residential construction partially offset by decreased project business in Atlanta and low sales growth in Texas, due to a weak commercial market.
      Operating income: As a percentage of net sales, operating income increased to 3.9% in the third quarter of fiscal year 2006 from 1.8% in the prior year’s third quarter. During the first nine months of fiscal year 2006, operating income as a percentage of net sales increased to 3.2%, as compared to a ratio of 2.4% during the prior year period. The improvements in both periods were primarily the result of PVC and copper price increases, improved pricing discipline, and efficiencies gained from the closure of the distribution center serving this business in the third quarter of fiscal year 2005.
Industrial PVF
      Net sales: Net sales in the third quarter of fiscal year 2006 totaled $116.9 million, an increase of $20.2 million or 20.9%, compared to the prior year’s third quarter net sales total of $96.7 million. The increase was primarily attributable to continued increases in project related activity from large industrial and engineering customers in the petrochemical, power and oil markets coupled with increased demand and relatively stable nickel prices.
      Net sales in the first nine months of fiscal year 2006 totaled $347.1 million, an increase of $82.1 million or 31.0% compared to the prior year’s first nine months net sales total of $265.0 million. The increase was primarily attributable to continued increases in project-related activity, increased demand from fabricators and end users, and a favorable pricing environment.
      Operating income: As a percentage of net sales, operating income decreased 290 basis points to 12.7% in the third quarter of fiscal year 2006, from 15.6% in the prior year’s third quarter. The decrease was a result of the continued increases in average inventory costs for commodity-based products. Operating income for the first nine months of fiscal year 2006 as a percentage of net sales decreased 60 basis points to 14.1%, as compared to a ratio of 14.7% during the prior year period. The decrease of 60 basis points was primarily the result of a decrease in gross margin attributable to continued increases in average inventory costs for commodity-based products, which was offset partially by the increase in demand over fiscal year 2005.
Building Materials
      Net sales: Net sales in the third quarter of fiscal year 2006 totaled $81.7 million, an increase of $16.5 million or 25.3%, compared to the prior year’s third quarter total of $65.2 million. The acquisition of National in May 2005 contributed $3.3 million to net sales in the third quarter of fiscal year 2006. Organic sales increased $14.3 million or 21% during the third quarter of fiscal year 2006 due primarily to strong commercial and residential construction activity.
      Net sales in the first nine months of fiscal year 2006 totaled $224.5 million, an increase of $34.4 million or 18.1% compared to the prior year’s first nine months net sales total of $190.1 million. The organic sales growth rate of 15% during the first nine months of fiscal year 2006 was primarily a result of strong commercial and residential construction activity, mainly in Florida.
      Operating income: As a percentage of net sales, operating income decreased to 6.4% in the third quarter of fiscal year 2006 from 8.4% in the prior year’s third quarter. During the first nine months of fiscal year 2006, operating income as a percentage of net sales decreased by 200 basis points to 6.9%, compared to 8.9% during the prior year period. The decreases for the three and nine month periods were primarily attributable to higher average inventory costs compared to the prior year’s quarter resulting from a significant increase in prices for steel-based products in fiscal year 2005 and higher fuel, building rents and personnel costs in fiscal year 2006.
Other
      Net sales: In the Other category, net sales in the third quarter of fiscal year 2006 totaled $55.6 million, an increase of $7.8 million or 16.3%, compared to the prior year’s third quarter net sales of $47.8 million. Organic sales growth totaled 22% in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. Net sales in the first nine months of fiscal year 2006 totaled $155.1 million, an increase of $12.8 million or 9.0% compared to the prior year’s net sales of

$142.3 million. Organic sales growth totaled 13% during the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005.
      The Fire Protection product line had net sales growth of $9.9 million or 27.1% during the third quarter of fiscal year 2006 and net sales growth of $15.7 million or 14.1% during the first nine months of fiscal year 2006. The increase in net sales was primarily driven by the opening of a fabrication facility in the fourth quarter of fiscal year 2005 that expanded business in the Carolinas. The Mechanical product line sales declined 24.4% and 12.0% during the third quarter and first nine months of fiscal year 2006, respectively, due primarily to the divestiture of a mechanical branch in Louisiana.
      Operating income: As a percentage of net sales, operating income increased to 5.6% in the third quarter of fiscal year 2006 from 4.4% in the prior year’s third quarter due primarily due to the leverage obtained from the increase in net sales. During the first nine months of fiscal year 2006, operating income as a percentage of net sales decreased 350 basis points to 4.4%, compared to 7.9% during the prior year period. The decline during the first nine months of fiscal year 2006 was primarily the result of higher average inventory costs over the prior fiscal year.
Liquidity and Capital Resources
      The following sets forth certain measures of our liquidity (dollars in millions):

	Nine Months Ended

	October 31,	October 29,
	2005	2004

Net cash provided by operating activities	$187.1	$73.9
Net cash used in investing activities	(117.1)	(91.5)
Net cash (used in) provided by financing activities	(31.4)	278.9

	October 31,	January 31,
	2005	2005

Working capital	$955.3	$915.3
Current ratio	2.0 to 1	2.4 to 1
Debt to total capital	28.2%	30.3%
Working Capital
      Compared to January 31, 2005, working capital increased $40.0 million or 4.4% during the first nine months of fiscal year 2006. The increase in working capital was primarily attributable to higher accounts receivable balances driven by net sales growth, as well as a higher cash position due primarily to $187.1 million of cash provided by operating activities which was used to fund $117.1 million and $31.4 million of investing and financing activities, respectively. These working capital increases were offset by lower levels of owned inventories (inventories less accounts payable) resulting from improved inventory and payables management and an increase in taxes payable due primarily to the timing of disbursements.
Net Cash Provided by Operating Activities
      During the first nine months of fiscal years 2006 and 2005, net cash provided by operating activities totaled $187.1 million and $73.9 million, respectively. The $113.2 million increase was primarily due to improved earnings compared to the same period last year, lower levels of owned inventories, and the timing of disbursements. These increases were partly offset by higher accounts receivable balances driven by net sales growth.
      Going forward, we expect operating cash flows to be positive as we continue to improve our working capital efficiency.

Net Cash Used in Investing Activities
      Our expenditures for property and equipment totaled $43.4 million and $17.5 million during the first nine months of fiscal years 2006 and 2005, respectively. Of the total $43.4 million of capital expenditures, $18.2 million were outlays for information technology. Also included in our capital expenditures during the first nine months of fiscal year 2006 were investments in land for future megacenter development and for expansion of our corporate facilities. We anticipate entering into subsequent sale-leasebacks for these transactions and therefore expect that our annual capital expenditures, net of sale-leaseback activity, normally will range from approximately $35 million to $40 million.
      Proceeds from the sale of property and equipment totaled $8.8 million and $38.8 million during the first nine months of fiscal years 2006 and 2005, respectively. During the first nine months of fiscal year 2006, net gains of $5.1 million were recognized on the sale of surplus properties, for which we received $7.7 million of net cash proceeds. During the first nine months of fiscal year 2005, proceeds from the sale of property and equipment consisted primarily of $32.7 million of net cash received from the sale-leaseback of a portfolio of properties associated with 18 different branches that were leased back pursuant to 15-year minimum term operating leases. All of the resulting leases qualified for operating lease treatment.
      Cash payments for business acquisitions totaled $82.5 million and $101.4 million during the first nine months of fiscal years 2006 and 2005, respectively. The cash payments for business acquisitions during fiscal year 2006 primarily related to the acquisitions of National on May 1, 2005, Ram Pipe on June 30, 2005, and TVESCO on August 29, 2005, with consideration including the assumption of accounts payable, accrued and other current liabilities, which collectively totaled $18.9 million, subject to finalization of working capital adjustments in accordance with the respective purchase agreements. Consideration totaling approximately $6.5 million has been accrued as of October 31, 2005 relating to a tax election under section 338(h)(10) of the Internal Revenue Code associated with our acquisition of TVESCO. National is a distributor of construction materials serving the Atlanta, Georgia area; Ram Pipe is a distributor of plumbing and water and sewer products serving the Yuma, Arizona area; and TVESCO is a distributor of transmission and distribution (“T&D”) and electrical commercial and industrial (“C&I”) products serving the Tennessee Valley area. During the nine months ended October 31, 2005, additional payments totaling approximately $5.3 million were made relating to a tax election under section 338(h)(10) of the Internal Revenue Code associated with our acquisition of SWP/WSE. The cash payments for business acquisitions during the prior year period related to the Standard and Todd Pipe acquisitions, both of which were completed in May 2004.
      On June 30, 2004, we made an $11.4 million investment in our corporate owned life insurance (“COLI”) policies to partially fund enhancements made in the first quarter of fiscal year 2005 to our supplemental executive retirement plan (“SERP”), which provides supplemental benefits for certain key executive officers. While the SERP obligation is not funded by our general assets and thus the value of our COLI policies is not restricted to funding the SERP obligation, the interest income generated by our COLI policies partially offsets the additional net periodic benefit costs associated with our SERP.
Net Cash (Used in) Provided by Financing Activities
      During the first nine months of fiscal years 2006 and 2005, net cash (used in) provided by financing activities totaled ($31.4) million and $278.9 million, respectively. The net decrease of $310.3 million in financing cash flows, compared to the prior year period, was primarily the result of $410.5 million of net proceeds generated from our equity and debt offerings in October 2004, a portion of which was used to pay amounts outstanding on our revolving credit facility. There were no borrowings under short-term debt arrangements during the first nine months of fiscal year 2006 given our cash position of over $200 million as of October 31, 2005.
      Dividend payments totaled $16.3 million and $11.1 million during the first nine months of fiscal years 2006 and 2005, respectively. The higher dividend payments in fiscal year 2006 were primarily attributable to an increase in our common stock outstanding due to the sale of 4.0 million shares in a public offering during the third quarter of fiscal year 2005 in addition to a 38% higher dividend rate per share. On October 28, 2005, our Board of Directors declared a quarterly dividend of $0.09 per share that was paid on November 17, 2005 to shareholders of record on November 7, 2005. Dividends declared but not paid totaled $6.0 million and $4.3 million at October 31, 2005 and October 29, 2004, respectively.
      On October 12, 2004, we issued $300.0 million in original principal amount of 5.50% senior notes (the “notes”) due on October 15, 2014 in a private placement pursuant to Rule 144A under the Securities Act. The notes were issued at 99.468% of their par value and are reflected in our consolidated balance sheet, net of a $1.4 million and $1.6 million discount as of October 31, 2005 and January 31, 2005, respectively. On May 10, 2005, we filed an exchange offer registration statement with the SEC on Form S-4 to exchange the notes for a new issue of substantially identical notes registered under the Securities Act. On July 21, 2005 the SEC declared our registration effective, and on July 22, 2005, we announced the commencement of the exchange offer. Subsequently, on August 22, 2005, all of the original notes were tendered for the new registered notes.
      On March 15, 1999, our Board of Directors authorized us to repurchase up to 5.0 million shares of our outstanding common stock to be used for general corporate purposes. Since March 15, 1999, we have repurchased a total of 3.7 million shares at an average price of $11.45 per share. There were no shares repurchased during the first nine months of fiscal years 2006 or 2005.
      As of October 31, 2005, we had $251.8 million of cash and $499.6 million of unused borrowing capacity on our revolving credit agreement (subject to borrowing limitations under long-term debt covenants) to fund ongoing operating requirements, scheduled principal amortization and interest on our senior notes due 2005 through 2014, anticipated capital expenditures, future acquisitions of businesses and other general corporate purposes. We also have an effective shelf registration statement on Form S-3 on file with the SEC for the offer and sale, from time-to-time, of up to an aggregate of $700.0 million of equity and/or debt securities, less the approximately $120.0 million of gross proceeds associated with our common stock offering on October 12, 2004.
      Our financing initiatives allow us to further develop our capital structure as we expand, and together with continued strong financial performance, will provide us with the ability to fund and achieve our strategic growth goals. We believe we have sufficient borrowing capacity and cash on hand to take advantage of growth and business opportunities.
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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), which supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the period during which an employee is required to provide services in exchange for the award. The statement requires the use of assumptions and judgments about future events, and some of the inputs to the valuation models will require considerable judgment by management. We will be required to adopt the provisions of SFAS 123R on February 1, 2006. We are currently evaluating the impact that the ultimate adoption of SFAS 123R will have on our financial position and results of operations. The Stock-Based Compensation section in Note 1 contains the pro forma impact on net income and earnings per share if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards during the first nine months of fiscal years 2006 and 2005.
      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. We will adopt the new accounting provisions effective February 1, 2006. We do not expect the adoption of SFAS 154 to have a material effect on our financial position, results of operations or cash flows.
Critical Accounting Policies
      Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our fiscal year 2005 Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on historical experience, current economic trends in the industry, information provided by customers and vendors, information available from other outside sources and management’s estimates, as appropriate. Our critical accounting policies relating to the allowance for doubtful accounts, inventories, consideration received from vendors, impairment of long-lived assets, and self-insurance reserves are described in the fiscal year 2005 Annual Report. During the nine months ended October 31, 2005, there were no material changes to any of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to market risk from changes in the prices of certain of our products that result from commodity price fluctuations and from changes in interest rates on our outstanding debt balances.
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
      As discussed above, our results of operations during the first nine months of fiscal year 2005 were favorably impacted by our ability to pass increases in the prices of certain commodity-based products to our customers. Price changes for commodity-based products were mixed during the first nine months of fiscal year 2006 compared to the prior year, resulting in a modest price impact to our total reported net sales during the current year, the impact from which was offset by a higher average cost of inventories sold. Such commodity price fluctuations have from time-to-time created cyclicality in our financial performance and could continue to do so in the future.
Interest Rate Risk
      As a result of the repayment of amounts outstanding under our $500.0 million revolving credit agreement during October 2004 with $203.5 million of the proceeds from our issuance on October 12, 2004 of $300.0 million in original principal amount of 5.50% notes due on October 15, 2014, all of our outstanding debt as of October 31, 2005 was fixed-rate debt. On November 10, 2004 and November 30, 2004, we entered into separate interest rate swap contracts with two distinct financial institutions that each effectively converted $50.0 million (i.e., an aggregate of $100.0 million) of our $300.0 million in original principal amount of 5.50% notes, due October 15, 2014, to floating rate debt based on the six-month LIBOR rate plus 0.6985% and 0.79%, respectively, with semi-annual settlements through October 15, 2014. The interest rate swap contracts were designated as fair value hedges of the changes in fair value of the respective $50.0 million of 5.50% notes due to changes in the benchmark interest rate (i.e., six-month LIBOR rate). We settled the interest rate swap contracts during the second quarter of fiscal year 2006, receiving approximately $1.8 million of cash. The corresponding fair value hedge carrying value adjustment of $1.8 million was recognized during the second quarter of fiscal year 2006 as a component of debt and is being amortized on a straight-line basis as a favorable adjustment to interest expense over the same period in which the related interest costs on the $300.0 million notes are recognized in earnings. Approximately $0.2 million of the fair value hedge carrying value adjustment will be recognized as an adjustment to interest expense during the next twelve months.
      We manage our interest rate risk by maintaining a balance between fixed-and variable-rate debt in accordance with our formally documented interest rate risk management policy, with a targeted ratio of 60% fixed and 40% variable rate debt. We are currently evaluating alternatives in order to achieve our targeted ratio, including the use of additional derivative instruments. Based upon our current capital structure, a hypothetical 10% increase or decrease in interest rates from their October 31, 2005 levels would not have a material impact on our results of operations but would have an impact on the fair value of our outstanding debt, which has an average interest rate of approximately 6.4%.

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
      During the first nine months of fiscal year 2006, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the information systems changes currently ongoing. These information systems changes involve the design of our computer system architecture and the implementation of the Oracle Financial System (“Oracle Financials”). We have completed the first phase of our Oracle Financials implementation, which included the general ledger, credit management, and fixed assets modules. The second phase of our Oracle Financials implementation, expected to be completed in May 2006, involves the implementation of the incentive compensation, collections, customer payment processing, treasury, and accounts payable disbursement modules. These changes in our systems and their design will provide us better visibility across all our businesses, facilitating our ability to operate more efficiently and effectively by streamlining various financial processes and eliminating many of the manual and redundant tasks previously performed using the old systems.
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
      The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended October 31, 2005.

				Maximum Number
			Total Number of	(or Approximate
			Shares (or units)	Dollar Value) of
	Total Number		Purchased as part	Shares (or units) that
	of Shares (or	Average	of Publicly	may yet be Purchased
	Units)	Price Paid	Announced Plans or	under the Plans or
Period	Purchased	per Share	Programs	Programs

August 2005
(August 1 — August 27)	—	—	—	1,337,200
September 2005
(August 28 — September 24)	—	—	—	1,337,200
October 2005
(September 25 — October 31)	—	—	—	1,337,200
      Dividends have been paid quarterly since 1980 with an increase in the dividend rate per share each fiscal year beginning in fiscal year 2003. Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. Accordingly, there can be no assurance that dividends will be declared or paid any time in the future. Dividend covenants in our debt agreements as of October 31, 2005 limit the amount of retained earnings available for the payment of dividends to $185.1 million.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the President and Chief Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Executive Vice President and Chief Financial Officer

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hughes Supply, Inc.

Date: December 12, 2005	By: /s/ THOMAS I. MORGAN

Thomas I. Morgan President and Chief Executive Officer

Date: December 12, 2005	By: /s/ DAVID BEARMAN

David Bearman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)